Form 10-K
period 1993-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1994-03-29
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant To Section 13 or
15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993

Commission file number   1-8822
BEDFORD PROPERTY INVESTORS, INC.
(Exact name of Registrant as specified in
its charter)
   MARYLAND               68-0306514
(State or other jurisdiction of    I.R.S.
Employer
 incorporation or organization)
Identification No.)

3658 Mt. Diablo Boulevard, Suite 210,
Lafayette, CA 94549
Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code (510) 283-8910


Securities Registered Pursuant to Section
12(b) of the Act:
                         Name of each
exchange Title of each class       on which
registered

Common Stock, par value $0.01 per share New
York Stock Exchange
                         Pacific Stock
Exchange

Securities Registered Pursuant to Section
12(g) of the Act:  None

Indicate by check mark whether the Registrant
(1) has filed all reports
required to be filed by Section 13 or 15(d)
of the Securities Exchange Act
Of 1934 during the preceding 12 months (or
for such shorter period that
the Registrant was required to file such
reports), and (2) has been subject
to such filing requirements for the past 90
days. Yes x   No
Indicate by check mark if disclosure of
delinquent filers pursuant to Item
405 of Regulation S-K is not contained
herein, and will not be contained,
to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any
amendment to this Form 10-K. [X]
The aggregate market value of the voting stock held by non-affiliates of
Registrant as of February 28, 1994, was
approximately $29,018,000.

The number of shares of Registrant's common stock, par value $0.01 per share, outstanding as of March 15,1994, was 5,976,900.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 18, 1994, are incorporated by reference in Part III of this report.
Except as expressly incorporated by
reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

PART I




ITEM 1.  BUSINESS

Bedford Property Investors, Inc. (the
"Company") was formerly known as ICM
Property Investors Incorporated ("ICM"), a
Delaware corporation, organized in
November 1984.  On July 1, 1993, ICM
Property Investors Incorporated
reincorporated from the state of Delaware to the state of Maryland under a new name, Bedford Property Investors, Inc. The
Company is operated so as to qualify
as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended
(the "Code").  To qualify, the
Company must meet certain tests which, among other things, require that its assets consist primarily of real estate, its income be derived primarily from real estate, and at least 95% of its taxable income be distributed to its shareholders.
Because the Company qualifies as a REIT, it is not generally subject to Federal income taxes.

Business Plan

The Company's business plan emphasizes asset
and acquisition portfolio.   The original
business plan of ICM had been to invest in
office buildings, via direct ownership or
joint venture mortgage loan investment,
dispersed throughout the United States.  In
1993, the Board of Directors approved a new
business plan under which the Company would
move
its investment focus to the western United
States, make wholly-owned equity investments
in suburban office and industrial properties,
develop these property types and, subject to
the
Company's ability to raise additional capital
and other factors, grow the asset base of the
Company.  As a result of this change in the
Company's business plan, in 1993 the Company
identified four non-strategic assets for
disposition.  During 1993, two of the four
office
building investments were sold (University
Tower and Point West Place).  In January
1994, the Company sold the third asset, its
office building investment in Texas (Texas
Bank North),
and continues to offer for sale the office
building investment located in Mississippi
 (IBM Building).    During 1993, the Company
purchased two suburban office
buildings, Woodlands II in Utah and 1000 Town
Center Drive in California.
In January 1994, the Company purchased the
Mariner Court office building,
also in California.

Real Estate Investments

The Company's real estate portfolio consists of equity investments in completed, income-producing properties such as office buildings and industrial buildings located primarily in the western United
States. As of December 31, 1993, the
Company directly owned nine properties
including four suburban office
buildings and five industrial buildings
located in five states.  Two of these
properties were classified as offered for sale, one of which has subsequently been sold.

As of December 31, 1993, the Company's
property portfolio had an overall occupancy level of 88%. The majority of the portfolio vacancy related to the 1000 Town Center
Drive building acquired on December 30, 1993.
The 1000 Town Center Drive building
was 41% occupied as of December 31, 1993.
Excluding the 1000 Town Center Drive
building, the Company's property portfolio had an overall occupancy level of 98%.
The favorable overall occupancy is the result of management's continuing focus on reducing the risk of vacant space and the costs associated with re-leasing by concentrating efforts on servicing those tenants with expiring leases, and wherever possible, extending their lease expiration dates. In addition, lease expirations for the next several years have been staggered so that the lease renewal risk is not significantly greater in any one year.

Significant 1993 Events

Sale of Edison Square Joint Venture:  On May
31, 1993, the Company sold
its partnership interest in the three Edison, New Jersey properties in exchange for a note receivable of $300,000 with an interest rate of 8%, payable quarterly in July, October, January and April until May
31, 1998, at which time the note
matures. The sale of the Company's interest in the unconsolidated joint venture partnerships resulted in a gain of $2,686,000.

Name Change and Reincorporation:  On June 9,
1993, at the Company's Annual
Meeting, the stockholders approved the
Company's proposals to change the
Company's name from ICM Property Investors
Incorporated to Bedford Property Investors,
Inc. (now traded on the New York Stock
Exchange under the symbol "BED")
And to reincorporate from Delaware to
Maryland.


Increase in Number of Authorized Shares:   On
June 9, 1993, at the Company's
Annual Meeting, the stockholders approved the Company's proposals to increase the number of authorized shares of Common
Stock from 10,000,000 shares to
30,000,000 million shares and to increase the number of authorized shares of
Preferred Stock from 1,000,000 shares to 10,000,000 shares.

Sale of University Tower, Irvine, California:
On July 31, 1992, the Company
entered into a contract to sell its
investment in University Tower. The sale contract subsequently expired, but a lease was signed with the potential buyer for approximately 20% of the space, and as part of the lease, the lessee obtained a short-term option to purchase the building.
On May 25, 1993, the option was
exercised and, on August 18, 1993, the sale of University Tower was completed.
The cash sale price, including the
reimbursement of tenant relocation costs of $300,000, was $15,200,000, or $96 per square foot, and produced a gain of
$407,000. Sale proceeds were used to pay off the Company's bank loan of $6,000,000 which was secured by the property, and to fund the Company's acquisition of Woodlands II.

Purchase of Woodlands II, Salt Lake City,
Utah: On August 25, 1993, the
Company acquired the Woodlands II complex in Salt Lake City, Utah, for
$6,750,000, or $59 per square foot. The
property consists of a 106,084
square foot six-story Class "A" office
building, a single story 8,268
square foot retail building and a 3.6
acre parcel available for future
development. The complex was 96% occupied at the time of purchase.

Sale of Point West Place, Framingham,
Massachusetts: On October 1, 1993,
the property was sold for a cash price of $7,180,000, or $66 per square foot, resulting in a gain of $497,000. A portion of the sale proceeds from Point
West Place was used to retire $5,113,000 of mortgage debts secured by the five industrial properties.

$20,000,000 Acquisition Line of Credit
Secured: On December 29, 1993,
the Company secured a $20,000,000 acquisition revolving line of credit from
Bank of America. The credit facility has a term of three years and features a competitive interest rate and fee structure.
At December 31, 1993, the
outstanding balance was $3,621,000.

Purchase of 1000 Town Center Drive, Oxnard,
California:  On December 30, 1993,
the Company completed the acquisition of 1000
Town Center Drive, a 109,611
square foot six-story Class "A" suburban office building located in Oxnard,
California for $5,100,000, or $47 per square foot. The seller received $3,600,000, or $33 per square foot, in cash, at closing with the balance of $1,500,000, or $14 per square foot, payable in December 1994.
The $3,600,000 cash payment was
financed using the Company's new $20 million revolving line of credit from Bank of America. The line of credit was subsequently paid off in January 1994 with the remaining sale proceeds from Point West
Place. The building was 41% occupied
at the time of purchase. It was acquired from NCEC Realty Incorporated, a wholly owned subsidiary of Citicorp which foreclosed on the property over two years ago.

Subsequent Events

Purchase of Mariner Court, Torrance,
California: On January 5, 1994, the Company completed the acquisition of Mariner Court, a 105,673 square foot three-story suburban office building located in Torrance,
California for $7,500,000 or $71 per square foot.
The building was 91% occupied at the time of purchase. The Company borrowed
$7,438,000 against the $20 million revolving line of credit with Bank of America to acquire the property.

Sale of Texas Bank North, San Antonio, Texas:
In July, 1993, the Company entered
into a contract to sell the Texas Bank North building for a cash sale price of $8,500,000, or $56 per square foot. The sale was completed on January 14, 1994. The balance borrowed on the line of credit for the purchase of Mariner Court was paid off in January 1994 with the sale proceeds from the building.

Investment Analysis

Prospective real estate investments are
carefully analyzed by the Company pursuant to several underwriting criteria, including expected initial cash returns on investment, competition and other market factors, and prospects for growth in income and market value. In determining the returns on investment, the Company takes into consideration any initial capital expenditures for leasing, deferred maintenance, and estimated costs associated with tenant turnover. In addition, the Company has formerly established a reserve policy in an attempt to normalize the cash flow from the Company's real estate investments. The reserve policy is a cash management technique designed to anticipate future expenditures associated with capital improvements and tenant turnover.
These expenditures are converted to a
monthly sinking fund payment that is
subtracted
from the net operating income of the real estate investment to determine net operating cash flow for cash management purposes.

Dividends

The Company made regular quarterly dividend distributions in the second, third and fourth quarters of 1993 of $0.05, $0.06 and $0.07 respectively per share following a nine quarter suspension. All dividend distributions made in 1993 were classified as a return of capital since no earnings and profits were reported for 1993. The disposition in 1993 of two of the Company's investments resulted in the Company incurring an ordinary loss for income tax purposes, in addition to capital losses.
The ordinary loss carryforward is expected to exceed the Company's taxable income for several years. As a REIT, the Company is not required to make distributions when it incurs an ordinary federal income tax loss or applies unused ordinary tax loss carryforwards.
Decisions on future distributions
will be made on the basis of the Company's capital needs, cash flows, taxable income and other relevant factors.

Tenants

The Company's real estate investments are
leased to tenants for terms ranging
from month-to-month tenancies to 10 year
leases.  The Company leases space
directly to 72 tenants, including  58
office tenants and  14 industrial tenants.

Self-Management

In the past, all of the Company's
properties were managed by independent
property management companies whose primary responsibilities included leasing, maintenance, and rent collection activities. Effective February 1, 1993, the Company began internally managing all of its industrial properties. The office properties are still contract managed.
Effective July 1, 1993, the
Company centralized recordkeeping for all properties, with the exception of Texas Bank North, at corporate headquarters. In-house property management and record keeping, which have not increased the number of employees, have resulted in savings of approximately $43,000 in 1993.

Self-Administration

On July 31, 1992, the Company terminated an
Investment Management
Agreement with an independent investment manager. The Board of
Directors determined that as of August 1, 1992, the Company would be self-administered. By being self-administered the Company assumes direct responsibility for the administration of its day-to-day business affairs, including responsibility for retaining personnel, obtaining office space and arranging of other administrative functions.

Financing

The Company expects to sell one office
building, offer additional equity securities and/or borrow under lines of credit to finance additional real estate acquisitions during 1994. Short-term borrowings are expected to be repaid with future offerings of shares of beneficial interest or long-term financing.

As of December 31, 1993, the Company had
$3,621,000 of debt outstanding against
a revolving acquisition line of credit with Bank of America bearing interest at the rate of 6.75% (rate floats with prime). The balance on the line of credit was subsequently repaid in January, 1994.

For additional information, see Item 7,
"Management's Discussion and Analysis of
Financial Condition and Results of
Operations", and Note 9 to the Consolidated
Financial Statements.

Insurance

The Company carries commercial general
liability coverage on its properties with
limits of
$11,000,000 per occurrence and $12,000,000 in
the aggregate.  This coverage protects the
Company against liability claims as well as
the
cost of defense.   The Company carries
property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income.
Separate flood and earthquake insurance is provided with an annual aggregate limit of $10,000,000 for each peril. The Company also carries director and officer liability insurance with an aggregate limit of $10,000,000. This coverage protects the
Company's directors and officers against liability claims as well as the cost of defense.

Competition, Regulation, and Other Factors

The success of the Company depends, among other factors, upon general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws and zoning laws.



The Company's real estate investments are located in markets in which they face significant competition for the rental revenues they generate. Many of the Company's investments, particularly the office buildings, are located in markets which have a significant supply of available space, resulting in intense competition for tenants and low rents.

Government Regulations

A number of jurisdictions have laws and
regulations relating to the ownership of real estate, such as local building codes and similar regulations. From time to time, capital expenditures at properties owned by the Company may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any laws or regulations.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances released on, under or in its property. The costs of such removal or remediation could be substantial. The Company's properties have been professionally inspected as a result of ongoing review, acquisition due diligence and financing requirements. Management believes that through these professional environmental inspections and testing for asbestos and other hazardous materials, the Company can minimize its exposure to potential liability associated with such environmental hazards. To the best of its knowledge, the Company is in compliance with all applicable environmental rules and regulations. Management is not aware of any material violation of applicable environmental requirements with respect to any of its real estate investments. To date, compliance with federal, state and local environmental protection regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.
Other Information
The Company's current business constitutes a single business segment. The Company is not dependent upon a single tenant or a limited number of tenants. The Company's operations are not impacted by seasonal changes. The
Company's business is not subject to
government contracts. The Company does not have any expenditures for research and development. The Company has no foreign operations or export sales.
ITEM 2.  PROPERTIES
The Company's real estate portfolio (net of accumulated depreciation) consists of the following:
     LOTUS FORMAT TABLE TO BE INCLUDED ON

     HARD COPY SUBMITTAL

As of December 31, 1993, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

LOTUS FORMAT TABLE TO BE INCLUDED ON

     HARD COPY SUBMITTAL


For additional information on the Company's real estate portfolio, see Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1993.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Common Stock of Bedford Property
Investors, Inc. is listed for trading on the New York Stock Exchange and the Pacific Stock
Exchange under the symbol "BED". Prior to July 1, 1993, the Company's stock was traded on the same exchanges under the symbol "ICM".
As of February 28, 1994, the Company had 475 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals.
The following tables show the high and low share prices as traded on the New York Stock
Exchange for each quarter for the past two years.
LOTUS FORMAT TABLE TO BE INCLUDED ON

     HARD COPY SUBMITTAL






ITEM 6.  SELECTED FINANCIAL DATA

Following is a table (which should be read in conjunction with the discussion under
"Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations" and the Consolidated
     Financial Statements and Notes thereto
     contained herein) of selected financial
     data of the Company for the last five
     fiscal years:

LOTUS FORMAT TABLE TO BE INCLUDED ON

     HARD COPY SUBMITTAL


1Includes rental income, interest income, equity in joint venture partnership operations and gains on sales of real estate investments and partnership interest in joint ventures. See "Consolidated Statements of
Operations".
     2Includes rental expenses consisting of:
operating expenses, real estate taxes,
depreciation and amortization, interest, general and administrative expenses, provision for possible loss on real estate investments and extraordinary item-extinguishment of debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of
Financial Condition and Results of Operations
should be read in conjunction with the
Consolidated Financial Statements and Notes
thereto.
Results of Operations - 1993 Compared to 1992
Income
Rental income decreased by $1,849,000 from the
prior year, primarily due to the Company
ceasing to record the operations of Columbia
Business Center as of March 31, 1992, the
sales of University Tower and Point West Place
in 1993, and the absence in 1993 of three
additional months of rental income recorded
for Texas Bank North Building in 1992, offset
in part by the purchase of Woodlands II in
August 1993.    Correspondingly, rental
expenses decreased by $2,012,000 from the prior year. As a result, 1993 income from property operations increased $163,000 over
1992.

Interest income increased by $131,000, a result of investing the remaining cash proceeds from the sales of University Tower and Point West Place after acquiring Woodlands
II and paying off bank and mortgage loans.

Equity in joint venture partnership operations produced a loss of $153,000 for 1993, compared with a loss of $702,000 in 1992. The $549,000 reduction in the loss is attributable
primarily to the sale of the joint venture partnership during the year. Only three months of joint venture partnership operations were recorded in 1993.

Expenses
Interest expense decreased by $420,000 from the prior year primarily attributable to the Company ceasing to record the operations of Columbia Business Center as of March 31, 1992 and paying off the $6,000,000 bank loan on August 18, 1993 and the $5,113,000 in mortgage loans on November 1, 1993.

General and administrative expenses decreased by $1,320,000, the result of self administration and implemented cost reductions.

In 1992, the Company recorded a provision for possible loss on real estate investments relating to University Tower, Columbia
Business Center, Point West Place and Texas
Bank North Building aggregating $18,921,000.

Gains on Sales and Extraordinary Item
On May 1, 1993, the Company sold its interest in the Edison Square joint venture partnerships for a note receivable of $300,000 which produced a gain of $2,686,000. In
August 1993, the Company sold its investment in University Tower for $15,200,000, which produced a gain of $407,000. In October 1993, the Company sold its investment in Point West
Place for $7,180,000, which produced a gain of $493,000.

In 1992, the Company recorded an extraordinary item of $3,818,000 which represented the gain on extinguishment of debt as a result of the disposition of its investment in Columbia
Business Center.

Dividends
Dividends declared for 1993 totaled $0.18 per share. They were paid approximately 30 days following the end of each quarter.

Results of Operations - 1992 Compared to 1991

Income
For 1992, the Company's operating results were mixed when compared to 1991. Rental income and rental expenses increased slightly over 1991 as a result of recording a full year of operations for University Tower (three months were recorded in 1991) and recording an additional three months of operations (fifteen months in total) for Texas Bank North, offset in part by recording only three months of operations for Columbia Business Center in 1992. Income from property operations declined slightly reflecting lower effective rents, offset in part by higher occupancies during the year.

The decrease in interest income in 1992
reflects the absence of the interest income received in 1991 from the Company's mortgage loan to the partnership that owned University
Tower during the first nine months of  1991.

Equity in joint venture partnership operations produced a loss of $702,000 for 1992, compared with a loss of $1,108,000 for 1991. The
$406,000 decline in the loss is attributable primarily to the absence in 1992 of the Company's equity in the operating losses of University Tower, which was consolidated as of September 30, 1991, and the reduction in the operating losses of Jefferson Plaza as a result of the Company ceasing to record its share of the partnership's operations as of March 31, 1992.

Expenses
Of the $1,241,000 decrease in interest
expense, $1,176,000 was attributable to the Company ceasing to record the operations of Columbia Business Center as of March 31, 1992.

The $651,000 increase in general and
administrative expenses was attributable primarily to severance expense of two executive officers, a provision for state taxes for the years 1985 through 1989 and an increase in director and officer liability coverage, offset by lower professional and shareholder reporting costs.

In 1992, the Company recorded a provision for possible loss on real estate investments relating to University Tower, Columbia
Business Center, Point West Place and Texas
Bank North Building aggregating $18,921,000.
In 1991, the Company wrote down its investment in the IBM Building by $2,113,000.

Extraordinary Item
In 1992, the Company recorded an extraordinary item of $3,818,000 which represented the gain on extinguishment of debt as a result of the disposition of its investment in Columbia
Business Center.

Dividends
No dividends were declared and paid in 1992.




Financial Condition

During fiscal year 1993, total assets of the Company decreased by $4,502,000 primarily as a result of a decrease in real estate investments of $9,591,000 and an increase in cash of $4,755,000. The decrease in real estate investments is due to the sale of University Tower and Point West Place (book value of $14,476,000 and $6,468,000, respectively) offset in part by $13,052,000 invested in Woodlands II, 1000 Town Center
Drive and tenant improvements to existing real estate investments. The increase in cash consists of the remaining proceeds from the sales of University Tower and Point West Place after acquiring Woodlands II and 1000 Town
Center Drive and paying off bank and mortgage loans.

Total liabilities for the same period
decreased by $6,573,000, of which $9,513,000
was attributable to the pay-off of the bank and mortgage loans, offset by the Company's borrowing of $3,621,000 on its revolving credit facility and recording a liability of $1,500,000 for the purchase of 1000 Town
Center Drive.  In addition, the Company
accrued a dividend of $418,000 for the fourth quarter, payable on January 31, 1994 to shareholders of record on January 14, 1994.

Liquidity and Capital Resources

During the year ended December 31, 1993, the Company's operating activities and the sale of University Tower and Point West Place provided cash flow in the amount of $22,857,000. The
Company funded $11,552,000 of real estate investments, paid off $9,513,000 of bank and mortgage loans and distributed dividends of $658,000. The Company secured a $20 million revolving credit facility with Bank of America, which was used in part to finance the acquisition of 1000 Town Center Drive (Note 9 to the Consolidated Financial Statements). At
December 31, 1993, the Company was in
compliance with covenants and requirements of its revolving credit facility with Bank of America.

The Company anticipates that the cash flow generated by its real estate investments will be sufficient to meet its short-term liquidity requirements.

The capital resources for long-term liquidity
requirements, including the repayment of the
revolving credit facility, may be provided by
some or all of the following:  (a) the cash
flow generated by the Company's real estate
investments, (b) other bank borrowings, (c)
the financing of real estate investments,  (d)
the
sale of real estate investments and (e) sale
of new equity.
The ability to obtain mortgage loans on income
producing property is dependent upon the
ability to attract and retain tenants and the
economics of the various markets in which the
properties are located, as well as the
willingness of mortgage lending institutions
to make loans secured by real property.  The
ability to sell real estate investments is
partially dependent upon the ability of
purchasers to obtain financing.
ITEM 8.  FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA
Index to Financial Statements and Schedules
Covered by Reports of Independent Public
Accountants
Report of Independent Public Accountants
............   12
Consolidated Balance Sheets as of December 31,
1993
and
1992..........................................
. .... 13
For Years Ended December 31, 1993, 1992 and
1991
- -Consolidated Statements of
Operations....................................
. ...........    14
- -Consolidated Statements of Changes in
Stockholders'
Equity................................. 15
  -  Consolidated Statements of Cash
Flows.........................................
. ...........    16
  -  Notes to Consolidated Financial
Statements....................................
. ..........     17-22
Financial Statement Schedules:
Schedule XI - Real Estate and Accumulated
Depreciation . . 23-24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.


PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement, under the captions "Election of Directors",
"Principal Stockholders", "Certain
Transactions", and "Compensation of Directors and Executive Officers", which Proxy Statement will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders which is scheduled to be held on May 18, 1994.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON
                   FORM 8-K

(a)  1.   Financial Statements
         Report of independent public
accountants.

          The following consolidated financial
statements of the Company and its subsidiaries are included in Item 8 of this report:

          Consolidated Balance Sheets as of
December 31, 1993 and 1992.

          Consolidated Statements of
Operations for the years ended December 31, 1993, 1992 and 1991.

          Consolidated Statements of Changes
in Stockholders' Equity for the years ended
December 31, 1993, 1992 and 1991.

          Consolidated Statements of Cash
Flows for the years ended December 31, 1993, 1992 and 1991.

          Notes to Consolidated Financial
Statements.

(a)  2.   Financial Statement Schedules

         Schedule XI - Real Estate and
Accumulated Depreciation

          All other schedules have been
omitted as they are not applicable, or not required or because the information is given in the Consolidated Financial
Statements or related Notes to Consolidated
Financial Statements.

(a)  3.      Exhibits

Exhibit No.List of Exhibits2.1Agreement and
Plan of Merger dated July 1, 1993 between ICM
Property Investors Incorporated, a Delaware corporation, and Bedford Property Investors,
Inc., a Maryland corporation, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed
March 6, 1994.3.1Articles of Incorporation of
Bedford Property Investors, Inc. is
incorporated herein by reference to the
Company's registration statement on Form 8-B/A filed March 6, 1994.3.2Bylaws of Bedford
Property Investors, Inc. are incorporated herein by reference to the Company's registration statement on Form 8-B/A filed
March 6, 1994.4.1The Rights Agreement between
ICM Property Investors Incorporated and the
Chase Manhattan Bank, N.A., dated July 18,
1989, is incorporated herein by reference to Exhibit A, filed with the Company's Form 8-K dated July 19, 1989.4.2Amendment No. 1 to the
Rights Agreement, dated March 20, 1990,
between ICM Property Investors Incorporated and The Chase Manhattan Bank, N.A., is incorporated herein by reference to Exhibit B, filed with the Company's Form 8-K dated April
6, 1990.4.3The Registration Rights Agreement dated as of December 5, 1990, between ICM
Property Investors Incorporated and Peter B.
Bedford, is incorporated herein by reference to Exhibit D, filed with the Company's Form 8-
K dated December 13, 1990.

10.1 (b)Termination Agreement, dated as of July 31, 1992, between Registrant and
Kingswood Realty Advisors, Inc. is
incorporated herein by reference to the
Company's Form 10-K dated March 26,
1993.10.2The Company's Automatic Dividend
Reinvestment and Share Purchase Plan, as adopted by the Company, is incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 2 to the Registration Statement
No. 2-94354, of ICM Property  Investors
Incorporated dated January 25,
1985.10.3Contract of Sale dated July 31, 1992 by and among ICMPI (Irvine) Inc. as Seller and In-N-Out Burger, Inc. and Rich Snyder,
Revocable InterVivos Trust U/D/T 10/11/89, jointly and severally as Purchaser, for University Tower, is incorporated herein by reference to the Company's Form 10-Q filed for the quarter ended September 30, 1993.10.4Real
Estate Purchase and Sale Agreement dated as of June 4, 1993 by and between Bay Street Number
Two, Ltd., as Seller and ICM Property
Investors Incorporated, as Purchaser, for
Woodlands Tower II and Woodlands Commercial
Center, Plan II and Related Properties, filed with the Company's Form 10-Q filed for the quarter ended September 30, 1993.10.5*1989 ICM
Property Investors Incorporated Share
Equivalent Plan (as Amended and Restated as of
January 1, 1991), as adopted by the Company, incorporated herein by reference to Exhibit
10.6 to the Company's quarterly report on Form
10-Q filed for the quarter ended September 30, 1993.10.6*Bedford Property Investors, Inc.
Employee Stock Option Plan, effective
September 16, 1985, amended as of June 9,
1993, as adopted by the Company on September
27, 1993 and amended and restated as of
February 7, 1994 incorporated herein by
reference to the Company's registration
statement on Form 8-B/A filed March 6,
1994.10.7*Bedford Property Investors, Inc.
Directors' Stock Option Plan effective May 20,
1992, as adopted by the Company on September
27, 1993 and amended and restated as of
February 7, 1994 incorporated herein by
reference to the Company's registration
statement on Form 8-B/A filed March 6,
1994.10.8Agreement to Purchase Real Property, dated July 23, 1993, by and between Bedford
Property Investors, Inc., as Seller, and MGI
Properties, as Purchaser, for Point West
Place.10.9Sale-Purchase Agreement dated
December 14, 1993, by and between NCEC Realty,

Inc., as Seller and Bedford Property

Investors, Inc., as Purchaser, for 1000 Town

Center Drive, is incorporated herein by

reference to the Company's Form 8-K filed

January 13, 1994.10.10Purchase and Sale

Agreement, dated December 20, 1993, by and

between Mariner Court Associates, as Seller,

and Bedford Property Investors, Inc., as

Purchaser for Mariner Court, is incorporated

herein by reference to the Company's Form 8-K

filed January 13, 1994.10.11Agreement to

Purchase Real Property, dated June 11, 1993,

by and between Country Hollow Associates, as

Seller, and A.S., Inc., as Purchaser, for

Texas Bank North Building, is incorporated

herein by reference to the Company's Form 8-K

filed January 27, 1994.21Subsidiaries of

Registrant.24.1Consent of KPMG Peat

Marwick.*Compensatory plans required to be

filed as an exhibit pursuant to item 14(c) of

Form 10-K. (b)       Reports on Form 8-KFor

the quarter ended September 30, 1993, the

Company filed a report on Form 8-K dated

August 18, 1993, announcing the sale of the

University Tower office  building and the

acquisition of the Woodlands II office

building.      During the quarter ended

December 31, 1993, the Company filed a report

on Form 8-K/A, which amended items reported on

Form 8-K dated August 18, 1993.  Also, the

Company filed a report on Form 8-K dated

October 1, 1993, announcing the sale of Point

West Place.







BEDFORD PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting
Policies

The Company
On July 1, 1993, the Company (formerly known as ICM Property Investors Incorporated) reincorporated from the state of Delaware to the state of Maryland under a new name, Bedford Property Investors, Inc. As of July
1st, the Company's Common Stock traded under the symbol "BED" on both the New York and Pacific Stock Exchanges. Concurrent with the reincorporation, the number of authorized shares of Preferred Stock was increased from 1,000,000 shares to 10,000,000 shares and the number of authorized shares of Common Stock was increased from 10,000,000 to 30,000,000 shares. Also, the par value of both the
Preferred and Common Stock was reduced from $1.00 to $0.01 per share and Treasury Stock was eliminated. For comparative purposes, stockholders' equity for the years ended
December 31, 1992 and 1991 has been
reclassified to reflect the above
changes.

Principles of Consolidation
The consolidated financial statements include the accounts of Bedford Property Investors, Inc., its wholly-owned subsidiaries and its consolidated joint venture partnerships. As of June 30, 1992, the Company no longer had investments in joint venture partnerships which were consolidated. As of May 31, 1993, the Company no longer had investments in unconsolidated joint venture partnerships.

All significant inter-entity balances have been eliminated in consolidation.

Federal Income Taxes
The Company has qualified as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended
("the Code"). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its stockholders, provided that at least 95% of Taxable Income is distributed. No provision for federal income taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the Code.

Taxable income differs from net income for financial reporting purposes primarily because of the different methods of accounting for joint venture partnerships and the difference in timing of the recognition of losses. As of December 31, 1993, for federal income tax purposes, the Company had an ordinary loss carryforward of approximately $31,227,000 and a capital loss carryforward of approximately
$13,675,000.


Real Estate Investments
When the Company concludes that the recovery of the carrying value of a real estate investment is permanently impaired, it reduces such carrying value to the amount deemed recoverable. Investments which have been classified as offered for sale are written down to estimated net realizable value if net realizable value is less than the carrying amount of the investment.

Depreciation and Amortization
Buildings and improvements are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 45 years. Upon the acquisition of an investment by the Company, acquisition related costs are added to the carrying cost of that investment.
These costs are being depreciated over the useful lives of the buildings. Leasing commissions and improvements to tenants' space are amortized over the terms of the respective leases. Expenditures for repairs and maintenance, which do not add to the value or prolong the useful life of a property, are expensed as incurred.

Income Recognition
Rental income from operating leases is
recognized in income on a straight-line basis over the period of the related lease agreement.

The Company records its proportionate share of joint venture operations on the basis of its obligation to fund or its right to receive cash flows in accordance with the partnership agreements, rather than on the Company's legal ownership percentage of the partnerships.


Per Share Data
Per share data are based on the weighted average number of shares outstanding during the year. Weighted average shares for computing per share data were 5,975,900 for 1993, 1992 and 1991. Outstanding warrants and stock options during the above periods have not been included in the calculation of shares outstanding because the effect of their assumed conversion would be immaterial.

Reclassifications
Certain reclassifications have been made to the 1992 and 1991 financial statements to conform to the 1993 presentation.

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of December 31, 1993 (in thousands):

LOTUS FORMAT TABLE TO BE
SUBMITTED WITH HARD COPY

University TowerOn July 31, 1992, the Company entered into a contract to sell its investment in University Tower for $15,350,000 in cash.
In anticipation of the proposed sale, the Company provided a $3,200,000 provision for possible loss related to this investment. The contract of sale, which was scheduled to expire on November 13, 1992, was extended and expired on December 31, 1992. Subsequent to the expiration of the contract, the Company signed a tenant lease with the potential buyer for approximately 20% of the building's space and, as part of the lease, the lessee obtained a short-term option to purchase the building.
On May 25, 1993, the option was exercised and the sale of University Tower was completed on August 18, 1993. The cash sale price, including the reimbursement of tenant relocation costs of $300,000, was $15,200,000 and produced a gain of $407,000.

Point West Place
During the fourth quarter of 1992, the Company decided to offer Point West Place for sale.
In anticipation of such sale, the Company wrote down its investment in this property by $9,290,000 in 1992. On October 1, 1993, the property was sold for a cash price of
$7,180,000, resulting in a gain of $493,000.
A portion of the sale proceeds from Point West
Place was used to retire $5,113,000 of
mortgage debt secured by the five industrial properties.

IBM Building
The Company continues to offer the IBM
Building for sale.

Texas Bank North Building
As of May 1, 1992, the Company's partner in the partnership that owns the Texas Bank North
Building assigned its interest in the
partnership to the Company. During the fourth quarter of 1992, the Company decided to offer the Texas Bank North Building for sale. In anticipation of such sale, the Company wrote down its investment in this property by $3,631,000. In December, 1993, the Company entered into a contract to sell the Texas Bank
North Building for a cash sale price of
$8,500,000.  The sale was completed on January
14, 1994 and resulted in a gain of $1,193,000.

Woodlands II
The property, a suburban six-story office building located in Salt Lake City, Utah, was purchased for $6,750,000 on August 25, 1993.
The Company also recorded acquisition costs of $101,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (see Note 5).

1000 Town Center Drive
The property, a suburban six-story office building located in Oxnard, California, was purchased on December 30, 1993. The purchase price of $5,100,000 consisted of $3,600,000 in cash and $1,500,000 to be paid in December
1994. The Company also recorded acquisition costs of $77,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive
Officer of the Company (see Note 5).  The
$3,600,000 cash payment was financed using the Company's new $20,000,000 revolving credit facility with Bank of America. The credit facility was subsequently paid off in January, 1994.

Columbia Business Center
In accordance with a Settlement Agreement dated June 3, 1992 between the Company and the first mortgagee, ownership of Columbia
Business Center was transferred to the first mortgagee. As of June 30, 1992, the Company wrote off its investment in this property, resulting in the recognition of a net gain of $1,018,000 (comprised of an extraordinary gain of $3,818,000 attributable to the extinguishment of the first mortgage on the property and a $2,800,000 loss related to the write-off of the property's buildings and improvements). The property was managed by a company owned by Peter B. Bedford, then a Board member and significant stockholder in the Company.

Industrial Buildings
On December 5, 1990, the Company purchased five industrial properties from Peter B.
Bedford. The aggregate purchase price of the properties to the Company was $9,050,000, plus closing and acquisition costs. The purchase price consisted of $3,938,000 in the form of 500,000 newly-issued shares of the Company's
Common Stock and $5,113,000 in the form of interestonly first mortgage loans, scheduled to mature on December 4, 1995, bearing interest at rates of either 9% or 9.5%. Under a Registration Rights Agreement dated as of December 5, 1990 between the Company and Mr.
Bedford, upon written request of Mr. Bedford after March 6, 1991, the Company will use its best efforts to effect the registration of the 500,000 shares of Common Stock. The Company and the seller entered into separate property management agreements under which an affiliate of the seller managed each of the properties on a dayto-day basis. Effective February 1, 1993, the Company began internally managing all of its industrial properties. The Company paid off the mortgage loans, including principal and accrued interest, on November
1,  1993.

On-site maintenance of the suburban office buildings is managed by independent property managers. With the exception of Texas Bank
North, the Company centralized financial recordkeeping of all its properties effective
July 1, 1993.

Note 3 - Unconsolidated Joint Venture
Partnerships

Edison Square
Distributions to the Company exceeded its combined mortgage loan and equity investments in these joint venture partnerships and such amounts had been recorded as liabilities in the Company's financial statements. On May
31, 1993, the Company sold its partnership interests in the three Edison Square properties in exchange for a note receivable of $300,000 with an interest rate of 8% payable quarterly in July, October, January and April until May 31, 1998 at which time the note matures. The sale of the Company's interest in the three unconsolidated joint venture partnerships resulted in a gain of $2,686,000.


Jefferson Plaza
In May 1992, the Company paid $400,000 to settle a dispute with the partners in the partnership that owns Jefferson Plaza and transferred its interest in the property for a nominal sum, in exchange for general releases by the Company's partners. As of December 21, 1992, the investment in Jefferson Plaza was written off, resulting in a gain of $37,000.

The combined balance sheets of the Company's unconsolidated joint venture partnerships in
Edison Square reflected assets, liabilities and partners' deficit of $23,786,000,
$31,599,000 and $7,813,000, respectively.
The following table reflects the combined results of the operations of the Company's unconsolidated joint venture partnerships for each of the three years ended December 31, 1993, 1992 and 1991 (in thousands).


LOTUS FORMAT TABLE TO BE INCLUDED ON

     HARD COPY SUBMITTAL



1 Includes the operations of Edison Square for the three months ended March 31, 1993.
2Includes the operations of Edison Square for the fifteen months ended December 31, 1992.
3Includes the operations of Edison Square for the year ended September 30, 1991, Jefferson
Plaza for the year ended
    October 31, 1991 and University Tower for the eleven-month period ended September 30, 1991.

Note 4 - Leases

Minimum future rental receipts under occupancy leases outstanding at December 31, 1993 were as follows (in thousands):

          1994                  $6,640
          1995                    4,890
          1996                    4,053
          1997                    2,443
          1998                    1,341
          Thereafter              2,106

The total minimum future rental payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

Certain of the Company's properties were managed by Bedford Properties Holdings, Ltd.,
Inc., a wholly-owned company of Peter B.
Bedford, Chairman of the Board and Chief
Executive Officer of the Company.  Fees of
$2,000, $40,000 and $83,000 were earned during
1993, 1992 and 1991 respectively by Bedford
Properties Holdings, Ltd., Inc.  Effective
February 1993, Bedford Properties Holdings,
Ltd., Inc. ceased to render management
services due to the Company's implementation of selfmanagement of the industrial buildings.

In January 1993, the Company entered into an office lease with a company in which Peter B.
Bedford is a 90% shareholder. The rental obligation for the two year term is $136,000 for 3,236 square feet. As of December 31, 1993, another company wholly-owned by Peter B.
Bedford was leasing 2,400 square feet of space in one of the Company's industrial buildlings on a month-to-month basis at a rental rate of $1,248 per month, which the Company feels is market rent. The furniture and equipment currently being used by the staff of the Company is the property of Bedford Properties
Holdings, Ltd., Inc. and will be transferred to the Company at a price based on an outside appraisal.

In 1993, BPI Acquisitions was formed as a separate division of the Company to engage in the solicitation of equity capital, financing and the acquisition of properties. The salaries and costs associated with the division are funded by Mr. Bedford. To the extent capital is raised, financing is obtained or properties are acquired, the Company pays a fee to Mr. Bedford at a rate of one and one half
(11/2) percent of such transactions up to the amount advanced. Such fees are capitalized as capital raising, financing or acquisition costs. The fundings by Mr. Bedford and any subsequent fees are subject to ongoing review and approval by the Company's independent directors. During 1993, the Company paid Mr.
Bedford $478,000 in connection with the
acquisition of two properties and the
placement of a new revolving line of credit for property acquisitions. As of December 31, 1993, Mr. Bedford had funded $63,000 of costs related to BPI Acquisitions net of fees.

Note 6 - Stock Option Plans

The Employee Stock Option Plan provides for
NonQualified Stock Options, Incentive Stock
Options and Stock Appreciation Rights.  On
June 9, 1993, the Employee Stock Option Plan was amended whereby the aggregate number of shares which may be issued under the Plan was increased from 300,000 to 1,800,000. The amendment made consultants engaged in acquisition, financing and fund raising activities for the Company eligible under the Plan in addition to officers and key employees.

The option price may not be less than 85% of the fair market value of the common stock at the time the option is granted, with the exception of incentive stock options, wherein the option price may not be less than 100% of the fair market value of the stock at the time the option is granted. On June 9, 1993, 39,000 stock options were granted to officers of the Company at an exercise price of $4.25 per share, which was the closing price at that date. These options vest at a rate of 25% per year of service.

On May 20, 1992, the Board of Directors
adopted the 1992 Directors' Stock Option
Plan, which was subsequently amended by the Board and ratified by the shareholders on June 9, 1993. On May 20, 1992, each director was granted, subject to shareholder approval of the plan, options to purchase 50,000 shares of the Company's common stock at $2.875 per share, the closing price on that date. These options became exercisable on June 9, 1993. On June 9, 1993, each director was granted options to purchase an additional
10,000 shares at $4.25 per share, the closing price on that date. These options became exercisable on December 9, 1993. Pursuant to the reincorporation to the State of Maryland, the Board of Directors ratified the Employee and Directors' Plan on September 27, 1993, and on February 7, 1994 amended the Plan to reflect the Company's name change.

Note 7 - Share Equivalent Incentive Plan

The 1989 Share Equivalent Incentive Plan (the
"Plan") provides for up to 300,000
"performance units" to be awarded to key employees of the Company over the eleven-year period ending December 31, 1999. Key employees selected to participate in the Plan will be paid a cash "performance award" measured by the appreciation, if any, in value of the Company's Common Stock over a three-year "performance cycle". In addition, a participating employee will be paid, at the end of the performance cycle, an amount equal to the cash distributions paid or credited by the Company during the three-year period on the number of shares of common stock equivalent to the number of units awarded.
At December 31, 1993, there were no
performance units outstanding.

Note 8 - Stockholder Rights Plan

On July 18, 1989,  the Company's Board of
Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of the Company's Common
Stock outstanding on July 31, 1989.  The
Rights entitle the holders to purchase, under certain conditions, one-hundredth of a newly-issued share of Series A voting Preferred
Stock at an exercise price of $30.00.  The
Rights may also, under certain conditions, entitle the holders to receive Common Stock or other consideration having a value equal to two times the exercise price of each Right. The Rights are redeemable by the Company at a price of $0.01 per Right. If not so redeemed, the Rights expire on July 18, 1999.
Note 9 - Bank Loan Payable
The Company's bank credit facility which matured on January 31, 1993 was not repaid and was extended through June 15, 1993. On
April 26, 1993, a new credit facility with Bank of America, which consisted of a $6,000,000 threeyear term loan secured by a deed of trust on University Tower, was approved. On July 14, 1993, the new facility was funded and the previous bank credit facility was paid off. The new loan was paid off on August 18, 1993.

In December 1993, the Company concluded an agreement with Bank of America for a $20 million revolving line of credit for real estate acquisitions. This facility, which matures on January 1, 1997, carries an interest rate option of either prime plus
0.75% or an offshore interest rate, similar to LIBOR, plus 3.00% and is secured by deeds of trust on the Woodlands II and IBM buildings. The outstanding amount on the facility of $3,621,000 at December 31, 1993 was used to finance the purchase of 1000 Town
Center Drive. Borrowings under the facility were subsequently repaid in January 1994.

The daily weighted average amount owing to the bank was $3,253,000 and $4,137,000 in
1993 and 1992 respectively. The weighted average interest rate in these periods was 6.7% and 5.7% respectively.

Note 10 - Quarterly Financial Data-Unaudited
The following is a summary of quarterly
results of operations for 1993 and 1992:

In thousands of dollars, except per share

data)





LOTUS FORMAT TABLE TO BE INCLUDED ON

     HARD COPY SUBMITTAL







Company's investment in the Texas Bank North

Building and Point West Place.













SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               BEDFORD PROPERTY INVESTORS,
INC.


               By:  /s/Peter B. Bedford
                      Peter B. Bedford
                      Chairman of the Board
                      and Chief Executive
                      Officer

Dated: March 25, 1994


Pursuant to the requirements of the
Securities Exchange Act of 1934, this report
has been
signed below by the following persons on
behalf of the Registrant and in the
capacities and on the dates indicated.
By: /s/ Peter B. Bedford        March 25,
1994 Peter B. Bedford, Chairman of the Board
and Chief Executive Officer


 By: /s/Claude M. Ballard             March
                     25,
1994
Claude M. Ballard, Director


By: /s/ Anthony Downs                 March
25,
1994
Anthony Downs, Director


 By: /s/ Anthony M. Frank             March
                     25,
1994
Anthony M. Frank, Director


By: /s/ Martin I. Zankel, Esq.        March
25,
1994
Martin I. Zankel, Esq., Director


By:/s/ Jay Spangenberg                March
25,
1994
Jay Spangenberg
Chief Financial Officer


By:\s\Hanh Kihara             ________March
25, 1994
Hanh Kihara
Controller