Form 10-Q
period 1994-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1994-05-12
CIK 910079

8
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION Washington,
                     D.C. 20549

                            Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarter ended March
31, 1994.


Commission file Number   1-8822

              BEDFORD PROPERTY INVESTORS, INC.
               (Exact name of Registrant as specified in its charter)

           MARYLAND
68-0306514
(State or other jurisdiction of
(I.R.S. Employer
 incorporation or organization)
Identification No.)



3658 Mt. Diablo Blvd., Suite 210, Lafayette, CA
94549
(Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code
(510) 283-8910



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes x   No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



                    Class
Outstanding as of May 13, 1994
Common Stock, $0.01 par value
5,976,900


                BEDFORD PROPERTY INVESTORS, INC.

                             INDEX


PART I. FINANCIAL INFORMATION
Page
  Item 1. Financial Statements
              Statement                                 2
      Consolidated Balance Sheets as of March 31, 1994
                  and December 31, 1993                 3
     Consolidated Statements of Operations for the three
      months ended March 31, 1994 and 1993              4

     Consolidated Statements of  Stockholders' Equity
        for the three months ended March 31, 1994
                 and the year ended December 31, 1993   5
     Consolidated Statements of Cash Flows
                                                        for the
three months ended March 31, 1994 and 1993              6

     Notes to Consolidated Financial Statements        7-8

  Item 2. Management's Discussion and Analysis
                                                      9-10
     Management's Discussion and Analysisof Results of
     Operations
      and Financial Condition

PART II. OTHER INFORMATION

  Items 1-6                                          10-11

SIGNATURES
12


               BEDFORD PROPERTY INVESTORS, INC.

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           STATEMENT

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to shareholders for the year ended December 31, 1993.
Note 1.  The Company and Basis of Presentation

The Company

On July 1, 1993, the Company (formerly known as ICM Property Investors Incorporated) reincorporated from the State of Delaware to the State of Maryland under a new name,
Bedford  Property Investors,  Inc.                      As of
July 1, 1993, the Company's Common  Stock
traded  under the symbol "BED" on both the New York  and
Pacific Stock Exchanges.
Concurrent with the reincorporation, the number
of  authorized  shares  of  Preferred Stock  was  increased
from 1,000,000   shares  to  10,000,000  shares  and  the
number   of
authorized shares of Common Stock was increased from 10,000,000 to 30,000,000 shares. Also, the par value of both the Preferred and Common Stock was reduced from $1.00 to $0.01 per share and Treasury Stock was eliminated.
Basis of Presentation
The   accompanying  unaudited  financial  statements  have
been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with
generally  accepted accounting  principles.   When necessary,
reclassifications have been made to prior period balances to conform to current period presentation.
Per Share Data
Per share data are based on the weighted average number of
common and  common  equivalent shares outstanding   during  the
period. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect.
Note 2.  Real Estate Investments
The   following  table  sets  forth  the  Company's  real
estate investments as of March 31, 1994 (in thousands):
                                     Less
                    Land  Buildi   Accum.      Total
                              ng      Dep
Office             2,590  $6,298   $1,666     $7,222
Buildings:        $2,590  $6,303   $1,716     $7,177
IBM   Building1,
Jackson, MS       $6,298           $1,666     $7,222
Mariner   Court,   3,221   4,433       25      7,629
Torrance, CA
Woodlands  Tower     945   5,939       79      6,805
II,Salt Lake
City, UT
1000 Town Center   1,785   3,412       19      5,178
Drive Oxnard,CA
Industrial
Buildings:
Building #3
Contra Costa
Diablo               495   1,167       86    1,576
Industrial Park
Concord, CA
Building #8
Contra Costa
Diablo
Industrial Park
Concord, CA          877   1,551      115      2,313
Building #18
Mason Ind Park       610   1,274       96    1,788
   Concord, CA

Cody  Street
Park                 380   1,251      1,511
Building #6 KS
Overland Park,
Lenexa, KS           360   2,167        2,36
Building #3
Lenexa, KS           160  $11,26      $27,49 $2,416    $36,344
                  3       7
1Offered     for
sale

IBM Building
The Company continues to offer the IBM Building for sale.

Texas Bank North Building
In December, 1993, the Company entered into a contract to sell the Texas Bank North Building, San Antonio, Texas, for a cash sale price of $8,500,000, or $56 per square foot. The sale was completed on January 14, 1994 and resulted in a gain of $1,193,000.

Industrial Buildings
On December 5, 1990, the Company purchased five industrial properties from Peter B. Bedford. The aggregate purchase price of the properties to the Company was $9,050,000, plus closing and acquisition costs.

Acquisitions
As fully discussed below, costs incurred by Mr. Bedford in support of property acquisition are capitalized.

Woodlands II
The property, a suburban six-story office building located in Salt Lake City, Utah, was purchased for $6,750,000, or $59
per square  foot,   on  August 25, 1993. The  Company  also
recorded acquisition costs of $101,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (see Note 3).

1000 Town Center Drive
The property, a suburban six-story office building located in Oxnard, California, was purchased for $5,100,000, or $47 per square foot, on December 30, 1993. The purchase price consisted of $3,600,000 in cash and $1,500,000 to be paid in December, 1994. The Company also recorded acquisition costs of $77,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (see Note 3).

Mariner Court
The property, a suburban three-story office building located in
Torrance, California, was purchased for $7,500,000, or $71 per
square foot, on January 5, 1994.   The Company also recorded
acquisition costs of $113,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (see Note 3).

On-site maintenance of the suburban office buildings is managed by independent property managers. With the exception of Texas Bank North, the Company centralized financial recordkeeping of all its properties effective July 1, 1993.

There has been no significant development in environmental matters or proceedings since the filing of the Coimpany's 1993 Annual Report Form 10-K.

Note 3.  Related Party Transactions

In 1993, BPI Acquisitions was formed as a separate division of the Company to engage in the solicitation of financings and equity capital and the acquisition of properties. The salaries and costs associated with the division are funded by Mr. Bedford. To the extent financings are obtained, capital is raised, or properties are acquired, the Company pays a fee to Mr. Bedford at a rate of one and one half (1-1/2) percent of such transaction up to the amount advanced. Such fees, which are capitalized, do not exceed costs incurred by Mr. Bedford
for  financings,   capital raising,   or property acquisitions.
As of March 31, 1994, Mr. Bedford had funded $109,000 of costs related to BPI Acquisitions net of fees.
Note 4.  Bank Loan Payable
In December, 1993, the Company concluded an agreement with Bank of America for a $20 million revolving line of credit for real estate acquisitions. This facility, which matures on January 1, 1997, carries an interest rate option of either
prime plus                                              0.75%
or an offshore interest rate, similar to LIBOR, plus 3.00% and is secured by deeds of trust on the Woodlands II and IBM buildings. The outstanding amount on the facility was $2,000,000 at March 31, 1994.

The   daily  weighted  average  amount  owing  to  the  bank
was $1,300,000 and $4,960,000 in the first three months of 1994 and 1993, respectively. The weighted average interest rate in these periods was 6.85% and 6.40%, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Three  Months  Ended March 31, 1994 Compared  with  Three
Months Ended March 31, 1993

Income

Rental income for the three months ended March 31, 1994
decreased $282,000  from  the  same  period of  1993.   This
is primarily attributable to the fact that the newly acquired buildings (Woodlands II, 1000 Town Center Drive, and Mariner Court) have less rentable square footage and, therefore, produce less rental income than the buildings which were sold (University Tower, Point West Place, and Texas Bank North). Correspondingly, rental expenses decreased
by  $369,000.   As  a  result,  income  from property
operations for the three months ended March 31, 1994 increased $87,000 over the same period in 1993.

Equity in joint venture partnership operations produced a loss
of $153,000  for  the  first three months in  1993.   The
Company's ownership interests in these joint venture partnerships were sold in May, 1993.

Expenses

Interest expense for the three months ended March 31, 1994 decreased $176,000 from the same period in 1993. The decrease is attributable to the Company's paying off mortgage loans in November, 1993 and lower levels of
borrowings on its bank  credit facilities in 1994.   General
and administrative expenses for the three months ended March 31, 1994 decreased $54,000 from the same period in 1993. The small decrease is primarily attributable to cost savings due to the centralization of recordkeeping at the Company's headquarters.

Gain on Sale

On January 14, 1994, the Company sold its investment in the Texas
Bank North Building for $8,500,000, which resulted in a gain of $1,193,000.
Liquidity and Capital Resources

During the three months ended March 31, 1994, the Company's operating activities, the sale of Texas Bank North Building, and bank borrowing provided cash flow in the amount of $18,157,000. The Company funded $7,666,000 of real estate investments, paid down the Bank of America credit facility of $11,059,000, and distributed dividends of $418,000. In December, 1993, the Company secured a $20 million revolving credit facility with Bank of America, which was used, in
part, to finance the acquisition of  Mariner  Court.   At
March 31, 1994, the Company was in compliance with covenants and requirements of its revolving credit facility with Bank of America.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

The capital resources for long-term liquidity requirements, including the repayment of the revolving credit facility, may be provided by some or all of the following:
(a) the cash flow generated by the Company's real estate investments, (b) other bank borrowings, (c) the financing of real estate investments, (d) the sale of real estate investments, and (e) sale of new equity.

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

Dividends

Dividends declared for the first quarter 1994 and payable in the second quarter were $0.08 per share.

Funds from Operations

Funds  from Operations (FFO) during the three months ended

March 31,  1994 amounted to $839,000 compared to $535,000 for

the  same period  in  1993.   Funds  from Operations,  as

adopted  by  the National Association of Real Estate Investment

Trusts, is defined as  net income, excluding gains or losses from debt restructuring and  sales of property, plus

depreciation and amortization, after adjustments for

unconsolidated ventures.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3.  Defaults upon Senior

Securities

     None

Item 4.  Submission of Matters to Vote of  Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.   Exhibit

2.1          Agreement  and  Plan of Merger dated  July  1,
1993
       between ICM Property Investors Incorporated, a Delaware Corporation, and Bedford Property Investors, Inc., a Maryland Corporation, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

3.1           Articles  of  Incorporation  of  Bedford
Property
       Investors,  Inc. are incorporated herein by  reference
       to the   Company's registration statement on Form 8-B/A
       filed
       March 6, 1994.

3.2         Bylaws  of  Bedford  Property  Investors,  Inc.
are
incorporated    herein   by   reference    to    the
Company's
registration statement on Form 8-B/A filed March 6, 1994.
4.3          Registration Rights Agreement dated as  of
December
       5, 1990, between ICM Property Investors Incorporated and Peter B. Bedford is incorporated herein by reference to Exhibit D filed with the Company's
       Form  8-K                                   dated
       December 13, 1990.

10.2 The Company's Automatic Dividend Reinvestment and Share Purchase Plan, as adopted by the Company, is incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 2 to the Registration Statement No. 2-94354 of ICM Property Investors Incorporated dated January 25, 1985.

10.3 Contract of Sale dated July 31, 1992 by and among ICMPI (Irvine) Inc. as Seller and In-N-Out Burger, Inc. and Rich Snyder, Revocable InterVivos Trust U.D.T 10/11/89, jointly and severally as Purchaser for University Tower, is incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1993 and amended on Form 8-K/A(2) on March 21, 1994.

10.4 Real Estate Purchase and Sale Agreement dated June 4, 1993 by and between Bay Street Number Two, Ltd., as Seller, and ICM Property Investors
       Incorporated,                                  as
       Purchaser,   for   Woodlands  Tower   II   and
Woodlands
       Commercial Center, Plan II and Related Properties, filed with the Company's Form 8-K filed on August 31, 1993 and amended certain items reported on Form 8-K/A(2) on March 21, 1994.

10.5 1989 ICM Property Investors Incorporated Share Equivalent Plan (as Amended and Restated as of January 1, 1991), as adopted by the Company, incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q filed for the quarter ended September 30, 1993.

10.6   Bedford  Property  Investors, Inc. Employee  Stock
Option
       Plan, effective September 16, 1985, amended as of June 9, 1993, as adopted by the Company on September 27,
       1993, and   amended  and  restated  as  of  February 7,
       1994
       incorporated   herein  by  reference  to   the
Company's
       registration statement on Form 8-B/A filed March 6, 1994.

10.7   Bedford  Property Investors, Inc. Directors' Stock
Option
       Plan effective May 20, 1992, as adopted by the Company on September 27, 1993 and amended and restated as of
       February 7, 1994 incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

10.9 Purchase and Sale Agreement dated December 14, 1993, by and between NCEC Realty, Inc., as Seller, and Bedford Property Investors, Inc., as Purchaser, for 1000 Town Center Drive is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994 and amended on Form 8-K/A on March 17, 1994.

10.10 Purchase and Sale Agreement dated January 5, 1994, by and between Mariner Court Associates, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Mariner Court is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994 and amended on Form 8-K/A filed March 17, 1994.

10.11 Agreement to Purchase Real Property dated June 11, 1993, by and between Country Hollow Associates, as Seller, and A.S., Inc., as Purchaser, for Texas Bank North Building is incorporated herein by reference to the Company's Form 8-K filed January 27, 1994.

B.     Reports on Form 8-K

       For the quarter ended March 31, 1994, the Company filed a report on Form 8-K dated December 30, 1993, announcing the acquisitions of 1000 Town Center Drive and Mariner Court.

       During the quarter ended March 31, 1994, the Company filed a report on Form 8-K dated January
       14,  1994 relating to the sale of Texas Bank North.

       During   the  quarter ended March 31,  1994,  the
       Company filed a report on Form 8-K on March 17, 1994 which amended items reported on Form 8-K dated December 30, 1993 regarding the acquisition of 1000 Town Center Drive and Mariner Court.

       During the quarter ended March 31, 1994, the Company filed a report on Form 8-K/A(2) on March 21, 1994 to amend items reported on Form 8-K dated August
       18,  1993 and   filed  August  31,  1993  regarding  the
       sale                                             of
     University Tower and the acquisition of Woodlands II.




SIGNATURES

      Pursuant to the requirements of the Securities Exchange
Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated:  May 11, 1994


          BEDFORD PROPERTY INVESTORS, INC.
               (Registrant)


          By:______________________________
           __ Peter B. Bedford
           Chief Executive Officer and
           Chairman of the Board




          By: _____________________________
                        __ Jay Spangenberg
               Chief Financial Officer
               (Principal Financial
               Officer)




          By: _____________________________
               __ Hanh Kihara
                Controller
               (Principal Accounting
Officer)