Form 10-Q
period 1994-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1994-08-12
CIK 910079

3



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934         for the quarter ended
June 30, 1994.

  Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for     the transition period
from ____________ to ______________.


                 Commission File Number   1-8822

                             BEDFORD PROPERTY INVESTORS, INC.
                      (Exact name of Registrant as specified in its charter)

           MARYLAND                                       68-
0306514
(State or other jurisdiction of
(I.R.S. Employer
 incorporation or organization)
Identification No.)



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


                    Class
Outstanding as of August 11, 1994
Common Stock, $0.01 par value                           5,976,900




                BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I. FINANCIAL INFORMATION
Page
  ITEM 1. FINANCIAL STATEMENTS

              Statement                                2
     Consolidated Balance Sheets as of  June 30, 1994
                  and December 31, 1993                3
     Consolidated Statements of Income for the three
      and six months ended June 30, 1994 and 1993      4

     Consolidated Statements of  Stockholders' Equity
        for the six months ended June 30, 1994
                 and the year ended December 31, 1993  5
     Consolidated Statements of Cash Flows
                                                       for the
six months ended June 30, 1994 and 1993                6

     Notes to Consolidated Financial Statements       7-9

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis of Results of
Operations
      and Financial Condition                         9-11

PART II. OTHER INFORMATION

  Items 1-6                                          11-13

SIGNATURES
13




                BEDFORD PROPERTY INVESTORS, INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            STATEMENT

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to stockholders for the year ended December 31, 1993.

        BEDFORD PROPERTY INVESTORS, INC.
          CONSOLIDATED BALANCE SHEETS

        (in thousands, except share and
               per share amounts)


                                             June 30,     December 31,
                                            1994         1993
                                             (Unaudit
                                                ed)

       Assets:
       Real estate investments:
         Office buildings - held for sale      $8,904         $19,019
         Office buildings - held for
       investment                              19,878          12,074
         Industrial buildings
                                               20,030          10,132

                                               48,812          41,225
         Less accumulated depreciation
                                                2,611           5,263

                                               46,201          35,962

       Cash
                                                4,112           4,930
       Other assets
                                                2,100           2,115

                 Total assets                 $52,413         $43,007

       Liabilities and Stockholders'
       Equity:
       Bank loan payable
                                               12,245           3,621
       Accounts payable and accrued
       expenses                                   743           1,465
       Dividend payable
                                                  538             418
       Acquisition payable
                                                1,500           1,500
       Other liabilities
                                                  804             562

                 Total liabilities
                                               15,830           7,566

       Stockholders' equity:
       Preferred stock, par value $0.01
       per share;
         authorized 10,000,000 shares,              -               -
       issued none
       Common stock, par value $0.01 per
       share;
         authorized 30,000,000 shares,
       issued and
         outstanding 5,976,900 shares in
       1994,
         5,975,900 shares in 1993
                                                   60              60
       Additional paid-in capital
                                              107,151         107,147
       Accumulated losses and
       distributions in
         excess of net income
                                             (70,628)        (71,766)

                 Total stockholders'
       equity                                  36,583          35,441

                 Total liabilities and        $52,413         $43,007
       stockholders' equity

       See accompanying notes to
       consolidated financial statements.


     BEDF
      ORD
     PROP
     ERTY
     INVE
     STOR
      S,
     INC.
     CONS
     OLID
     ATED
     STAT
     EMEN
      TS
      OF
     INCO
      ME
      FOR
      THE
     THRE
       E
      AND
      SIX
     MONT
      HS
     ENDE
       D
     JUNE
      30,
     1994
      AND
     1993
     (una
     udit
      ed)
      (in
     thou
     sand
      s,
     exce
      pt
     shar
       e
      and
      per
     shar
       e
     amou
     nts)

                                 Three
                                 Months     Six Months
                                   1994    1993      1994   1993

     Inco
     me:

      Prop
      erty
      Oper
      atio
       ns:
                                 $1,976  $2,040    $3,832 $4,178
      Rent
        al
      inco
        me

      Rent
        al
      expe
      nses
         :

      Oper                          552     637     1,067  1,387
      atin
         g
      expe
      nses

      Real                          218     240       423    509
      esta
        te
      taxe
         s

      Depr                          211     534       605  1,005
      ecia
      tion
       and
      amor
      tiza
      tion

      Inco                          995     629     1,737  1,277
        me
      from
      prop
      erty
      oper
      atio
        ns


      Inte                           17       8        36     19
      rest
      inco
        me
                                      -                    (153)
      Equi                                    -         -
        ty
        in
      join
         t
      vent
       ure
      part
      ners
       hip
      oper
      atio
        ns

                                  1,012     637
                                                    1,773  1,143


      Expe
      nses
         :
                                     72     207
      Inte                                             94    405
      rest
                                    375     340
      Gene                                            718    730
       ral
       and
      admi
      nist
      rati
        ve

                                    447     547
                                                      812  1,135

      Inco                          565      90
        me                                            961      8
      befo
        re
      gain
      s on
      sale
         s

      Gain
      s on
      sale
        s:

      Real                            -       -     1,193      -
      esta
        te
      inve
      stme
       nts
                                          2,686
      Join                            -                 -  2,686
         t
      vent
       ure
      part
      ners
      hips

                                          2,686
      Tota                            -             1,193  2,686
         l
      gain
      s on
      sale
         s


       Net                         $565  $2,776    $2,154 $2,694
      inco
        me

       Per
      shar
        e:
                                   0.09    0.01      0.16
      Inco                                                     -
        me
      befo
        re
      gain
      s on
      sale
         s

      Gain                            -    0.45      0.19   0.45
      s on
      sale
         s

       Net
      inco
        me
       per
      comm
        on
       and
      comm
        on
      equi
      vale
        nt
                                  $0.09   $0.46     $0.35  $0.45
      shar
         e

      Weig
      hted
      aver
       age
      numb
        er
        of
      comm
        on
                                 6,136,  5,975,
       and                          263     900    6,140, 5,975,
      comm                                            557    900
        on
      equi
      vale
        nt
      shar
        es

       See
      acco
      mpan
      ying
      note
      s to
      cons
      olid
      ated
      fina
      ncia
         l
      stat
      emen
       ts.


BE
DF
OR
D
PR
OP
ER
TY
IN
VE
ST
OR
S,
IN
C.
CO
NS
OL
ID
AT
ED
ST
AT
EM
EN
TS
OF
ST
OC
KH
OL
DE
RS
'
EQ
UI
TY
FO
R
TH
E
SI
X
MO
NT
HS
EN
DE
D
JU
NE
30
,
19
94
(u
na
ud
it
ed
)
AN
D
TH
E
YE
AR
EN
DE
D
DE
CE
MB
ER
31
,
19
93
(i
n
th
ou
sa
nd
s,
ex
ce
pt
pe
r
sh
ar
e
da
ta
)



                                               Accumula
                                                    ted
                                     Additi      losses
                                       onal         and
                           Common     paid-    distribu      Total
                                         in       tions
                            stock    capita          in   stockhol
                                          l      excess      ders'
                                                     of
                                                    net     equity
                                                 income
   Balance, December           $60    $107,1    ($73,837    $33,370
  31, 1992                               47           )
   Net income                    -         -       3,147      3,147
   Dividends ($0.18 per          -         -     (1,076)    (1,076)
  share)

   Balance, December                            (71,766)     35,441
  31, 1993                     60    107,14
                                          7
   Issuance of common            -                     -          4
  stock                                   4
   Net income                    -         -
                                                  2,154      2,154
   Dividends ($0.17 per          -         -     (1,016)    (1,016)
  share)

   Balance, June 30,           $60    $107,1    ($70,628    $36,583
  1994                                   51           )


       See accompanying
               notes to
           consolidated
              financial
            statements.



       BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF CASH
                     FLOWS
         FOR THE SIX MONTHS ENDED JUNE
         30, 1994 AND 1993 (unaudited)
                (in thousands)


                                               1994     1993

       Operating Activities:
           Net income                        $2,154   $2,694
           Adjustments to reconcile net
       income to net cash
               provided by operating
       activities:
               Depreciation and
       amortization                             715    1,018
               Gain on sale of real
       estate investment                    (1,193)        -
               Gain on sale of joint
       venture partnerships                       -   (2,686
                                                           )
               Equity in joint venture
       partnership operations
               (including depreciation            -
       of $191)                                          153
              Change in operating assets
       and liabilities, net                   (793)    (533)

       Net cash provided by operating           883      646
       activities

       Investing Activities:
           Investments in real estate
                                            (17,718    (788)
                                                  )
           Proceeds from sale of real
       estate investment                      8,289        -

       Net cash used by investing
       activities                           (9,429)    (788)

       Financing Activities:
           Proceeds from bank loan
                                             22,683      600
           Repayments of bank loan
                                            (14,059        -
                                                  )
           Payment of dividends                            -
                                              (896)

       Net cash provided by financing
       activities                             7,728      600

       Net increase (decrease) in cash
                                              (818)      458
       Cash at beginning of period
                                              4,930      175

       Cash at end of period                 $4,112     $633
                                                           .
       Supplemental disclosure of cash
       flow information:

           Cash paid during the period          $40     $399
       for interest


               See accompanying notes to
                  consolidated financial
                             statements.


Note 1.  The Company and Basis of Presentation

The Company

On July 1, 1993, the Company (formerly known as ICM Property Investors Incorporated) reincorporated from the State of Delaware to the State of Maryland under a new name, Bedford Property Investors, Inc. As of July 1, 1993, the Company's Common Stock has traded under the symbol "BED" on both the New York and Pacific Stock Exchanges. Concurrent with the reincorporation, the number of authorized shares of Preferred Stock was increased from 1,000,000 shares to 10,000,000 shares and the number of authorized shares of Common Stock was increased from 10,000,000 to 30,000,000 shares. Also, the par value of both the Preferred and Common Stock was reduced from $1.00 to $0.01 per share and the Treasury Stock was eliminated.

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

Contra Costa Diablo Industrial Park (Buildings 3 and 8), Mason Industrial Park (Building 18), 99th Street Park (Building 3) and Cody Street Park (Building 6)
On December 5, 1990, the Company purchased these industrial properties from Peter B. Bedford for the aggregate purchase price of $9,050,000, plus closing and acquisition costs.

Acquisitions
As fully discussed below, fees paid to Mr. Bedford relating to property acquisitions are capitalized.

Woodlands Tower II
The property, a suburban six-story office building located in Salt Lake City, Utah, was purchased for $6,750,000, or $59 per square foot, on August 25, 1993. The Company recorded acquisition costs of $101,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (Note 3).

1000 Town Center Drive
The property, a suburban six-story office building located in Oxnard, California, was purchased for $5,100,000, or $47 per square foot, on December 30, 1993. The purchase price consisted of $3,600,000 in cash and $1,500,000 to be paid in December, 1994. The Company recorded acquisition costs of $77,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (Note 3).

Mariner Court
The property, a suburban three-story office building located in Torrance, California, was purchased for $7,500,000, or $71 per
square foot, on January 5, 1994.   The Company recorded
acquisition costs of $113,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (Note 3).

Dupont Industrial Center
The property, a three-building industrial complex located in Ontario, California, was purchased for $9,750,000, or $22 per square foot, on May 24, 1994. The Company recorded acquisition costs of $146,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (see Note 3). Because the property was only 68% leased at the time of purchase, the purchase contract established a Rental Income Guarantee Fund of $400,000 which disburses to the Company a monthly sum equal to
27.3 for each square foot of vacant space in excess of 22,560 square feet. The Rental Income Guarantee Fund will terminate either when all funds are disbursed or at least 90% of the space is leased. As of June 30, 1994, the Company had received $33,000 from the Rental Income Guarantee Fund. This amount has been accounted for as a reduction of the cost of the property .

Subsequent Events

Village  Green
The property, a suburban three-building office complex located in Lafayette, California, was purchased for $1,792,000 or $106 per square foot, on July 7, 1994. The Company recorded acquisition costs of $27,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (Note
3).

Milpitas Town Center
The property consists of two suburban research and development buildings and 3.1 acres of undeveloped land. The property, located in Milpitas, California, was purchased for $6,320,000, or $62 per square foot excluding the undeveloped land, on August 10, 1994. The Company will record acquisition costs of $95,000, which will be paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (Note 3).



The  Company internally manages all its properties and  maintains centralized  financial recordkeeping.  On the  IBM  Building  and
Woodlands  Tower  II,  the  Company  has  subcontracted   on-site
maintenance to local maintenance firms.

There  has  been  no  significant  development  in  environmental matters  or  proceedings since the filing of the  Company's  1993
Annual Report on Form 10-K.

Note 3.  Related Party Transactions

In 1993, BPI Acquisitions was formed as a separate division of the Company to engage in the solicitation of financings and equity capital and the acquisition of properties. The salaries and costs associated with the division are funded by Mr. Bedford. To the extent financings are obtained, capital is raised, or properties are acquired, the Company pays a fee to Mr. Bedford at a rate of one and one half percent (1.5%) of such transaction. Such fees, which are capitalized, do not exceed costs incurred by Mr. Bedford for financings, capital raising, or property acquisitions. To the extent that the accrued expenses of BPI Acquisitions exceed the amount paid to Mr. Bedford, the excess amount is carried forward until the next completed transaction. As of June 30, 1994, Mr. Bedford had funded $243,000 of costs related to BPI Acquisitions in excess of fees received.

In June, 1994, the furniture and equipment currently being used by the staff of the Company was purchased from Bedford Properties Holdings, Ltd., Inc., a company wholly owned by Peter B. Bedford. The purchase price of $68,000 was based on independent outside appraisals.

Note 4.  Bank Loan Payable

In  December, 1993, the Company concluded an agreement with  Bank of America for a $20 million revolving line of credit for real estate acquisitions. This facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or an offshore interest rate, similar to LIBOR, plus 3.00% and was secured at June 30, 1994 by deeds of trust on the Woodlands Tower II, IBM Building, and Mariner Court. The outstanding amount on the facility was $12,245,000 at June 30, 1994.

The   daily  weighted  average  amount  owing  to  the  bank  was
$2,592,000 and $4,980,000 in the first six months of 1994 and 1993, respectively. The weighted average interest rate in these periods was 7.35% and 6.60%, respectively.

ITEM  2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  RESULTS  OF
OPERATIONS AND FINANCIAL CONDITION

Six  Months  Ended June 30, 1994 Compared with Six  Months  Ended
June 30, 1993

Income

Income from property operations increased $460,000 (36%) in the six months ended June 30, 1994 as compared to the same period in 1993. This is due primarily to a decrease in rental expenses of $806,000 for the first six months in 1994 compared to the first six months in 1993, offset by a decrease in rental income of $346,000. The decrease in rental income is primarily attributable to the fact that the newly acquired buildings (Woodlands Tower II, 1000 Town Center Drive and Mariner Court) have less rentable square footage and, therefore, produce less rental income than the buildings which were sold (University Tower and Point West Place in 1993 and Texas Bank North in
January, 1994). The decrease in rental expenses is primarily attributable to the decrease in the amortization of leasing commissions. The newly acquired buildings have not yet incurred significant leasing commission costs.


Equity in joint venture partnership operations produced a loss of
$153,000  for  the  first  six months  in  1993.   The  Company's
ownership interests in these joint venture partnerships were sold in May, 1993.




Expenses

Interest expense for the six months ended June 30, 1994 decreased $311,000 (77%) from the same period in 1993. The decrease is attributable to the Company's paying off all of its mortgage loans with Kemper Insurance related entities in November, 1993 and lower levels of borrowings on its bank credit facility in 1994. General and administrative expenses remained relatively unchanged as compared with the same period in 1993.

Gains on Sales
On May 1, 1993, the Company sold its interest in the Edison Square joint venture partnerships and recorded a gain of $2,686,000. On January 14, 1994, the Company sold its investment in the Texas Bank North Building for $8,500,000 and recorded a gain of $1,193,000.

Three Months Ended June 30, 1994 Compared with Three Months Ended
June 30, 1993

Income

Income from property operations increased $366,000 (58%) in the three months ended June 30, 1994 as compared to the same period in 1993. This is due primarily to a decrease in rental expenses of $430,000 for the three months ended June 30, 1994 compared to the three months ended June 30, 1993, offset by a decrease in rental income of $64,000. The decrease in rental income is primarily attributable to the fact that the newly acquired buildings (Woodlands Tower II, 1000 Town Center Drive and Mariner Court) have less rentable square footage and, therefore, produce less rental income than the buildings which were sold (University Tower and Point West Place in 1993 and Texas Bank North in
January, 1994). The decrease in rental expenses is primarily attributable to the decrease in the amortization of leasing commissions. The newly acquired buildings have not yet incurred significant leasing commission costs.

Expenses

Interest expense for the three months ended June 30, 1994 decreased $135,000 (65%) from the same period in 1993. The decrease is attributable to the Company's paying off all of its mortgage loans with Kemper Insurance related entities in November, 1993 and lower levels of borrowings on its bank credit facility in 1994. General and administrative expenses remained relatively unchanged as compared with the same period in 1993.

Gain on Sale

On  May  1,  1993, the Company sold its interest  in  the  Edison
Square  joint  venture  partnerships  and  recorded  a  gain   of
$2,686,000.

Liquidity and Capital Resources

During the six months ended June 30, 1994, the Company's operating activities, the sale of Texas Bank North Building, and bank borrowings provided cash flow in the amount of $31,855,000. The Company funded $17,718,000 of real estate investments, paid down the Bank of America credit facility by $14,059,000, and distributed dividends of $896,000.

In December, 1993, the Company secured a $20 million revolving credit facility with Bank of America, which was used, in part, to finance the acquisitions of Mariner Court and Dupont Industrial Center during the first six months of 1994. At June 30, 1994, the Company was in compliance with covenants and requirements of its revolving credit facility with Bank of America.

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

Dividends

Dividends  declared for the first quarter 1994 and  paid  in  the second quarter were $0.08 per share.  Dividends declared for  the second  quarter 1994 and payable in the third quarter were  $0.09 per share.

Funds From Operations

Funds From Operations (FFO) during the three and six months ended June 30, 1994 amounted to $837,000 and $1,676,000, respectively. For the same periods last year, Funds From Operations were $644,000 and $1,179,000, respectively. Funds From Operations, as adopted by the National Association of Real Estate Investment Trusts, is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, after adjustments for unconsolidated ventures. Funds From Operations, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to Vote of  Security Holders
At the Annual Meeting held on May 18, 1994, stockholders approved
(results are included) the Company's proposals to:

     Re-elect Claude M. Ballard, Peter B. Bedford, Anthony Downs,
Anthony  M.  Frank  and Martin I. Zankel   as directors  for  the
ensuing year.


For                               Withheld
     Claude M. Ballard    5,272,167          23,772
     Peter B. Bedford     5,270,382          25,557
     Anthony Downs        5,270,112          25,827
     Anthony M. Frank     5,272,167          23,772
     Martin I. Zankel     5,272,412          23,527


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

10.12 Purchase and Sale Agreement dated May 24, 1994 by and between NCEC Realty, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Dupont Industrial Center is incorporated herein by reference by the Company's Form 8-K filed on June 8, 1994.

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

       During the quarter ended March 31, 1994, the Company filed a report on Form 8-K/A(2) on March 21, 1994 to amend items reported on Form 8-K dated August 18, 1993 and filed August 31, 1993 regarding the sale of University Tower and the acquisition of Woodlands Tower II.

       During the quarter ended June 30, 1994, the Company filed a report on Form 8-K dated May 24, 1994, announcing the acquisition of Dupont Industrial Center.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1994

          BEDFORD PROPERTY INVESTORS, INC.
               (Registrant)

          By:/s/Peter B. Bedford
              Chief Executive Officer and
              Chairman of the Board


          By:/s/Jay Spangenberg
                   Chief Financial Officer
                   (Principal Financial Officer)


          By:/s/Hanh Kihara
                   Controller
                  (Principal Accounting Officer)