Form 10-Q
period 1994-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1994-11-14
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1994.

      Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
      _____________.

                        Commission File Number  1-8822

                       BEDFORD PROPERTY INVESTORS, INC.
            (Exact name of Registrant as specified in its charter)


       MARYLAND                                                     68-0306514
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization                            Identification No.)


3658 Mt. Diablo Blvd., Suite 210, Lafayette, CA                          94549
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code              (510) 238-8910



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports( and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.




Class                              Outstanding as of November 15, 1994
Common Stock, $0.01 par value                         5,976,900






                       BEDFORD PROPERTY INVESTORS, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION                              Page

  ITEM 1.  FINANCIAL STATEMENTS

      Statement                                               2

      Consolidated Balance Sheets as of September 30, 1994
        and December 31, 1993                                 3

      Consolidated Statements of Operations for the three
        and nine months ended September 30, 1994 and 1993           4

      Consolidated Statements of Stockholders' Equity
        for the nine months ended September 30, 1994
        and the year ended December 31, 1993                        5

      Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1994 and 1993             6

      Notes to Consolidated Financial Statements                        7-9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                   10-11


PART II.  OTHER INFORMATION

  Items 1-6                                                 11-14

SIGNATURES                                              14





                       BEDFORD PROPERTY INVESTORS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   STATEMENT

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to stockholders for the year ended December 31, 1993.




                       BEDFORD PROPERTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                               September 30,    December 31,
                                                    1994            1994
                                                (unaudited)
 ASSETS
   Real estate investments
     Office buildings - held for sale                $  8,855         $19,019
     Office buildings - held for investment            22,582          12,074
     Industrial buildings                              26,383          10,132
                                                       57,820          41,225
   Less accumulated depreciation                        2,853           5,263

                                                       54,967          35,962

   Cash                                                   583           4,930
   Other assets                                         2,260           2,115

       Total assets                                   $57,810         $43,007

 LIABILITIES AND STOCKHOLDERS' EQUITY

   Bank loan payable                                   16,519           3,621
   Accounts payable and accrued expenses                1,101           1,465
   Dividend payable                                       538             418
   Acquisition payable                                  2,100           1,500
   Other liabilities                                      958             562

         Total liabilities                             21,216           7,566

   Stockholders equity
      Preferred stock, par value $0.01 per
      share; authorized 10,000,000 shares,
      issued none                                           -               -
      Common stock, par value $0.01 per
      share; authorized 30,000,000 shares;
      issued and outstanding,
      5,976,900 shares in 1994; 5,975,900
      shares in 1993                                       60              60
     Additional paid-in capital                       107,151         107,147
     Accumulated losses and depreciation in
     excess of net income                            (70,617)        (71,766)
         Total stockholders' equity                    36,594          35,441

             Total liabilities and                    $57,810         $43,007
 stockholders' equity


See accompanying notes to consolidated financial statements.

                       BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (unaudited)
              (in thousands, except share and per share amounts)


                                       Three Months           Nine Months

                                      1994       1993       1994       1993
 Income:
   Property operations:
     Rental income                    $2,473     $1,721     $6,305     $5,899
     Rental expenses:
       Operating expenses                686        730      1,753      2,117
       Real estate taxes                 287        224        710        733
       Depreciation and
 amortization                            263        732        868      1,737

   Income from property operations     1,237         35      2,974      1,312

   Interest income                         9         42         45         61
   Equity in joint venture
 partnership operations                    -          -          -      (153)

         Total income                  1,246         77      3,019      1,220
 Expenses:
   Interest                              266        172        360        577
   General and administrative            431        356      1,149      1,086


         Total expenses                  697        528      1,509      1,663

 Income (loss) before gains on
 sales                                   549      (451)      1,510      (443)

 Gains on sales:
     Real estate investments               -        407      1,193        407
     Joint venture partnerships            -          -          -      2,686

         Total gains on sales              -        407      1,193      3,093

 Net income (loss)                      $549      ($44)     $2,703     $2,650

 Per share:
       Income (loss) before gains
 on sales                               0.09     (0.08)       0.25     (0.08)
       Gains on sales                      -       0.07       0.19       0.52

 Net income (loss) per common and
 common
   equivalent share:                   $0.09    ($0.01)      $0.44      $0.44
 Weighted average number of common
   and common equivalent shares      6,141,9  5,975,900   6,141,19   5,975,90
                                          28                     7          0


See accompanying notes to consolidated financial statements.






                                    BEDFORD PROPERTY INVESTORS, INC.
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 (unaudited)
                                   AND THE YEAR ENDED DECEMBER 31 1993
                                  (in thousands, except per share data)

                                                               Accumulated
                                                                losses and
                                                               distributio      Total
                                                   Additional     ns in      stockholder
                                        Common      paid-in     excess of     s' equity
                                        stock       capital     net income
               Balance, December
               31, 1992                      $60     $107,147     ($73,837)       $33,370
               Net income                      -            -         3,147         3,147
               Dividends ($0.18 per
               share)                          -            -       (1,076)       (1,076)

               Balance, December
               31, 1993                       60      107,147      (71,766)        35,441
               Issuance of common
               stock                           -            4             -             4
               Net income                      -            -        (2,703         2,703
               Dividends ($0.26 per
               share)                          -            -       (1,554)       (1,554)


               Balance, September
               30, 1994                      $60     $107,151     ($70,617)       $36,594



       See accompanying notes to consolidated financial statements.



                             CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (unaudited)
                                        (in thousands)



                                                                  1994       1993
            Operating Activities:
              Net income                                          $2,703     $2,650
              Adjustments to reconcile net income to net
            cash
                provided by operating activities:
                Depreciation and amortization                      1,058      1,834
                Gain on sale of real estate investment           (1,193)      (407)
                Gain on sale of joint venture partnerships             -    (2,686)
                Equity in joint venture partnership
            operations
                  (including depreciation of $191)                     -        153
                Change in operating assets and liabilities,
            net                                                    (542)      (280)


            Net cash provided by operating activities              2,026      1,264


            Investing Activities:
              Investments in real estate                        (26,126)    (7,587)
              Proceeds from sale of real estate investment         8,289     14,833


            Net cash provided (used) by investing               (17,837)      7,246
            activities

            Financing Activities:
              Proceeds from bank loan                             30,257      1,600
              Repayments of bank loan                           (17,359)    (6,000)
              Payment of dividends                               (1,434)      (299)


            Net cash provided (used) by financing                 11,464    (4,699)
            activities


            Net increase (decrease) in cash                      (4,347)      3,811
            Cash at beginning of period                            4,930        175

            Cash at end of period                                   $583     $3,986

            Supplement disclosure of cash flow information:

              Cash paid during the period for interest              $254       $488


See accompanying notes to consolidated financial statements.





                       BEDFORD PROPERTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and Basis of Presentation

The Company

On July 1,1993, the Company (formerly known as ICM Property Investors Incorporated) reincorporated from the State of Delaware to the State of Maryland under a new name, Bedford Property Investors, Inc. Since July 1, 1993, the Company's Common Stock has traded under the symbol "BED" on both the New York and Pacific Stock Exchanges. Concurrent with the reincorporation, the number of authorized shares of Preferred Stock was increased from 1,000,000 shares to 10,000,000 shares and the number of authorized shares of Common Stock was increased from 10,000,000 to 30,000,000 shares. Also, the par value of both the Preferred and Common Stock was reduced from $1.00 to $0.01 per share and the Treasury Stock was eliminated.

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

Note 2.  Real Estate Investments

The following table sets forth the Company's real estate investments as of September 30, 1994 (in thousands):

                                                             Less
                                     Land    Building      Accum.       Total
 <                                                            Dep.
 Office Buildings:
1/ IBM Building , Jackson, MS      $2,590      $6,265      $1,811      $7,044
 Mariner Court, Torrance, CA        3,221       4,418          75       7,564
 Woodlands II, Salt Lake
 City, UT                             945       5,985         148       6,782
 1000 Town Center Drive,
 Oxnard, CA                         1,785       4,342          66       6,061
 Village Green, Lafayette, CA         557       1,329           8       1,878
 Industrial Buildings:
 Building #3
   Contra Costa Diablo
 Industrial Park
     Concord, CA                      495       1,167          99       1,563
 Building #8
   Contra Costa Diablo
 Industrial Park
     Concord, CA                      877       1,551         132       2,296
 Building #18
   Mason Industrial Park,
 Concord, CA                          610       1,274         111       1,773
 Building #6
   Cody Street Park, Overland
 Park, KS                             380       1,251         148       1,483
 Building #3
   Ninety-Ninth Street Park,
 Lenexa, KS                           360       2,172         184       2,348
 Dupont Industrial center,
 Ontario, CA                        3,588       6,218          54       9,752
 Milpitas Town Center,
 Milpitas, CA                       1,935       4,505          17       6,423

                                  $17,343     $40,477      $2,853     $54,967

 1/Offered for sale.

IBM Building
The Company continues to offer the IBM Building for sale.

Texas Bank North
In December 1993, the Company entered into a contract to sell the Texas Bank North Building, San Antonio, Texas, for a cash sale price of $8,500,000, or $56 per square foot. The sale was completed on January 14, 1994, and resulted in a gain of $1,193,000.

Contra Costa Diablo Industrial Park (Buildings 3 and 8), Mason Industrial Park (Building 18), 99th Street Park (Building 3) and Cody Street Park (Building 6) On December 5, 1990, the Company purchased these industrial properties from Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (Mr. Bedford) for the aggregate purchase price of $9,050,000, plus closing and acquisition costs.

Acquisitions
As fully discussed below, fees paid to Mr. Bedford relating to property acquisitions are capitalized. (Note 3.)

Woodlands II
The property, a suburban six-story office building located in Salt Lake City, Utah, was purchased for $6,750,000, or $59 per square foot, on August 25, 1993. The Company recorded acquisition costs of $101,000 paid to Mr. Bedford.

1000 Town Center Drive
The  property,  a  suburban  six-story  office  building  located  in  Oxnard,
California,  was purchased for $5,100,000, or $47 per square foot, on December
30,  1993.   The purchase price consisted of $3,600,000 in cash and a deferred payment of $1,500,000 due in December 1994, for which the Company has issued a


letter of credit under its credit facility. The Company recorded acquisition costs of $77,000 paid to Mr. Bedford.

Mariner Court
The property, a suburban three-story office building located in Torrance, California, was purchased for $7,500,000, or $71 per square foot, on January
5,  1994.    The  Company  recorded  acquisition costs of $113,000 paid to Mr.
Bedford.

Dupont Industrial Center
The property, a three-building industrial complex located in Ontario, California, was purchased for $9,750,000, or $22 per square foot, on May 24, 1994. The Company recorded acquisition costs of $146,000 paid to Mr. Bedford. Because the property was only 68% leased at the time of purchase, the purchase contract established a rental income guarantee fund of $400,000 which disburses to the Company a monthly sum equal to 27.3 cents for each square foot of vacant space in excess of 22,560 square feet. The rental income guarantee fund will terminate either when all funds are disbursed or at lease t 90% of the space is leased. As of September 30, 1994, the Company had received $125,000 of the rental income guarantee fund. This amount has been accounted for as a reduction of the cost of the property.

Village Green
The property, a suburban three-building office complex located in Lafayette, California, was purchased for $1,792,000 or $106 per square foot, on July 7, 1994. The Company recorded acquisition costs of $27,000 paid to Mr. Bedford.

Milpitas Town Center
The  property  consists of two suburban research and development buildings and
3.1 acres of undeveloped land. The property, located in Milpitas, California, was purchased for 6,320,000, or $62 per square foot (excluding the undeveloped land), on August 11, 1994. The purchase price consisted of $5,720,000 in cash and a deferred payment of $600,000 due in August, 1995, for which the Company has issued a letter of credit under its credit facility. The Company recorded acquisition costs of $95,000 paid to Mr. Bedford. The property has had a Phase I environmental site assessment (which involves inspection without soil sampling or groundwater analysis) by an independent environmental consultant and has been inspected for hazardous materials as part of the Company's acquisition inspections. The Phase I assessment indicates that the groundwater under the property either has been or may in the future be impacted by the migration of contaminants originating from an off-site source. According to information available to the Company, the responsible party for this off-site source has been identified and has begun remediation pursuant to a clean-up program mandated by a California environmental authority. The indentified party's clean-up program is backed by an insurance policy from CIGNA up to $10 million. The Company does not believe that this environmental matter will impair the future value of the property in any significant respect, or that the Company will be required to fund any portion of the cost of remediation, although there can be no assurance in this regard.

There has been no significant development in environmental matters or proceedings since the filing of the Company's 1993 Annual Report on Form 10-K.

The Company internally manages the majority of its properties and maintains centralized financial record keeping. For the IBM Building and Woodlands II, the Company has subcontracted on-site maintenance to local maintenance firms.

Note 3.  Related Party Transactions


Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled though a separate division within the Company referred to as BPI Acquisitions ("BPI Acquisitions"). Due to the Company's limited financial resources, BPI Acquisitions operates under an arrangement with Mr. Bedford whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal to the lesser of (a) 1-1/2% of the gross amount raised or the purchase price of the property, as the case may be, or
(b) an amount equal to (1) the aggregate amount of costs funded by Mr. Bedford through the time of such acquisition or financing minus (2) the aggregate amount of fees previously paid to Mr. Bedford pursuant to such arrangement. In no event does the aggregate amount of fees paid to Mr. Bedford exceed the aggregate amount of costs funded by Mr. Bedford. Such fees are capitalized by the Company as part of the direct costs of acquisition and financing activities. As of September 30, 1994, the Company had paid Mr. Bedford an aggregate of $903,000 pursuant to this arrangement, which was $411,000 less than the amount of total acquisition and financing costs funded by Mr. Bedford.

In July 1993, the Company, as lessor, entered into an industrial lease with Bedford Property Holdings Limited (BPHL), of which Mr. Bedford is the sole shareholder. Under the terms of the lease, BPHL is leasing for storage purposes 2,400 square feet in Mason Industrial Park on a month-to-month basis at a monthly rate of $1,288. Although the Company generally does not lease space on a month-to-month basis, it believes BPHL's base rent is competitive with what could be obtained from an unaffiliated third party lessee. There were no leasing commissions paid or tenant improvement costs associated with the transaction.

The furniture and equipment currently being used by the staff of the Company was purchased from BPHL in June and September 1994. The purchase price of $69,000 was based on an independent outside appraisal.

Note 4.  Bank Loan Payable

In December 1993, the Company concluded an agreement with Bank of America ( B ofA) for a $20 million revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or an offshore rate, similar to LIBOR, plus 3.00%. The facility is secured by mortgages on Woodlands II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town Center Drive, and Dupont Industrial Center. At
September 30, 1994, the Company had outstanding borrowings of $16,519,000 under the credit facility and letters of credit outstanding under the facility in the amount of $2,100,000. To minimize interest expense, the Company utilized a portion of its available cash resources to reduce the outstanding borrowings under the line of credit. The Company may re-borrow such amounts at its discretion.

The daily weighted average amount owing to the bank was $6,285,000 and $4,309,000 in the first nine months of 1994 and 1993, respectively. The w e ighted average interest rate in these periods was 7.7% and 6.7%, respectively.


ITEM  2.    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND


FINANCIAL CONDITION

Nine Months Ended September 30, 1994 Compared with Nine Months Ended September 30, 1993

Income

Income from property operations increased $1,662,000 (127%) in the nine months ended September 30, 1994, as compared to the same period in 1993. This is due primarily to an increase in rental income of $406,000 for the first nine months in 1994 compared to the first nine months in 1993, combined with a decrease in rental expenses of $1,256,000. The increase in rental income is primarily attributable to the increase in real estate investments. The decrease in rental expenses is primarily attributable to a decrease in operating expenses combined with a decrease in the amortization of leasing commissions and tenant improvements. The decrease in operating expenses is due to lower operating expenses on newly acquired industrial buildings and more efficient cost control due to self management. The newly acquired buildings have not yet incurred significant leasing commission and tenant improvement costs.

Equity in joint venture partnership operations produced a loss of $153,000 for the first nine months in 1993. The Company's ownership interests in these joint venture partnerships were sold in May, 1993.

Expenses

Interest expense for the nine months ended September 30, 1994, decreased $217,000 (38%) from the same period in 1993. The decrease is primarily attributable to the Company's practice of utilizing a portion of its cash resources to temporarily reduce the outstanding borrowings under its credit facility and to the Company's paying off all of its mortgage loans in November, 1993. General and administrative expenses remained relatively unchanged as compared with the same period in 1993.

Gains on Sales

On May 1, 1993, the Company sold its interest in the Edison Square joint venture partnerships and recorded a gain of $2,686,000. This gain was due primarily to the book value of those partnerships having been reduced as the result of partnership losses. In August 1993, the Company sold its investment in University Tower for $15,200,000, which produced a gain of $407,000. On January 14, 1994, the Company sold its investment in the Texas Bank North Building for $8,500,000 and recorded a gain of $1,193,000. The gains on the sales of University Tower and Texas Bank North primarily reflected prior write-downs of those assets.

Three Months Ended September 30, 1994 Compared with Three Months Ended September 30, 1993

Income

Income  from  property  operations  increased $1,202,000 (3,434%) in the three months ended September 30, 1994, as compared to the same period in 1993.  This is  due  primarily  to  an increase in rental income of $752,000 for the three months  ended September 30, 1994, compared to the three months ended September
30,  1993,  combined  with  a  decrease  in  rental expenses of $450,000.  The increase  in  rental  income is primarily attributable to the increase in real estate investments.  The decrease in rental expenses is primarily attributable


to  the  decrease  in  the  amortization  of  leasing  commissions  and tenant
improvements.   The newly acquired buildings have not yet incurred significant leasing commission and tenant improvement costs.

Expenses

Interest expense for the three months ended September 30, 1994, increased $94,000 (55%) from the same period in 1993. The increase is attributable to the Company's higher level of borrowings on its credit facility in 1994. General and administrative expenses increased $75,000 (21%) from the same period in 1993. The increase is attributable to increased administrative costs associated with a larger real estate portfolio.

Gain on Sale

In August 1993, the Company sold its investments in University Tower for $15,200,000, which produced a gain of $407,000. The gain on the sale of University Tower primarily reflected a write-down of that asset in 1992.

Liquidity and Capital Resources

During the nine months ended September 30, 1994, the Company's operating activities, the sale of Texas Bank North Building, and bank borrowings provided cash flow in the amount of $40,572,000. The Company funded $26,126,000 of real estate investments, paid down the credit facility by $17,359,000, and distributed dividends of $1,434,000.

In December 1993, the Company secured a $20 million revolving credit facility with Bank of America. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town Center during the first nine months of 1994. To minimize interest expense, the Company utilized a portion of its available cash resources to reduce the outstanding borrowings under the line of credit. The Company may re-borrow such amounts at its discretion. At September 30, 1994, the Company was in compliance with the covenants and requirements of its revolving credit facility with Bank of America.

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

Dividends

Dividends  declared for the first quarter 1994 were $.08 per share.  Dividends


declared  for  each  of  the  second and third quarters of 1994 were $0.09 per
share.    Dividends  were  paid  approximately  30 days after the close of the respective quarters.

Funds From Operations

Funds From Operations (FFO) during the three and nine months ended September 30, 1994, amounted to $892,000 and $2,568,000 respectively. For the same p e riods last year, Funds From Operations were $365,000 and$1,544,000 respectively. Funds From Operations, as adopted by the National Association of Real Estate Investment Trusts, is defined as net income, excluding gains or losses from rent restructuring and sales of property, plus depreciation and amortization, after adjustments for unconsolidated ventures. Funds From Operations, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2. Changes in Securities

      None.

Item 3.  Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

A.    Exhibits

Exhibit No. Exhibit

2.1 Agreement and Plan of Merger dated July 1, 1993, between ICM Property Investors Incorporated, a Delaware Corporation, and Bedford Property Investors, Inc., a Maryland Corporation, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

3.1 Articles of Incorporation of Bedford Property Investors, Inc., are incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

3.2         Bylaws  of  Bedford  Property  Investors,  Inc.,  are incorporated herein  by  reference  to the Company's registration  statement on


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

10.3 Contract of Sale dated July 31, 1992, by and among ICMPI (Irvine), Inc., as Seller and In-N-Out Burger, Inc., and Rich Snyder, Revocable InterVivos Trust U.D.T. 10/11/89, jointly and severally as Purchase for University Tower, is incorporated herein by reference to the Company's Form 10-Q for the quarter ended
            September  30,  1993,  and  amended  on Form 8-K/A(2) on March 21,
            1994.

10.4 Real Estate Purchase and Sale Agreement dated June 4, 1993, by and between Bay Street Number Two, Ltd., as Seller, and ICM Property Investors Incorporated, as Purchaser, for Woodlands Tower II and Woodlands Commercial Center, Plan II and Related Properties, filed with the Company's Form 8-K filed on August 31, 1993, and amended certain items reported on Form 8-K/A(2) on March 21, 1994.

10.5 1989 ICM Property Investors Incorporated Share Equivalent Plan (as Amended and Restated as of January 1, 1991), as adopted by the Company, incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q filed for the quarter ended September 30, 1993.

10.6 Bedford Property Investors, Inc., Employee Stock Option Plan, effective September 16, 1985, amended as of June 9, 1993, as adopted by the Company on September 27, 1993, and amended and restated as of February 7, 1994, incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

10.7 Bedford Property Investors, Inc., Directors' Stock Option Plan effective May 20, 1992, as adopted by the Company on September 27, 1 9 9 3, and amended and restated as of February 7, 1994, incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

10.9 Purchase and Sale Agreement dated December 14, 1993, by and between NCEC Realty, Inc., as Seller, and Bedford Property Investors, Inc., as Purchaser, for 1000 Town Center Drive is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A on March 17, 1994.

10.10 Purchase and Sale Agreement dated Janaury 5, 1994, by and between Mariner Court Association, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Mariner Court is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A filed March 17, 1994.


10.11 Agreement to Purchase Real Property dated June 11, 1993, by and between Country Hollow Associates, as Seller, and A.S., Inc., as Purchaser, for Texas Bank North Building is incorporated herein by reference to the Company's Form 8-K filed January 27, 1994.

10.12 Purchase and Sale Agreement dated May 24, 1994, by and between NCEC Realty, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Dupont Industrial Center is incorporated herein by reference by the Company's Form 8-K filed on June 8, 1994.

10.13 Credit Agreement for $20 million revolving line of credit dated December 20, 1993, by and between Bedford Property Investors, Inc., as Borrower, and Bank of American National Trust and Savings Association.

10.14 Modification Agreement to increase $20 million revolving line of credit to $23 million dated August 8, 1994, by and between Bedford Property Investors, Inc., as Borrower, and Bank of America National Trust and Savings Association.

B.          Reports on Form 8-K

            For the quarter ended March 31, 1994, the Company filed a report on Form 8-K dated December 30, 1993, announcing the acquisition of 1000 Town Center Drive and Mariner Court.

            During the quarter ended March 31, 1994, the Company filed a report on Form 8-K dated January 14, 1994, relating to the sale of Texas Bank North.

            During the quarter ended March 31, 1994, the Company filed a report on Form 8-K/A on March 17, 1994, which amended items reported on Form 8-K dated December 30, 1993, regarding the acquisition of 1000 Town Center Drive and Mariner Court.

            During the quarter ended March 31, 1994, the Company filed a report on Form 8-K/A(2) on March 21, 1994, to amend items reported on Form 8-K dated August 18,1993, and filed August 31, 1993, regarding the sale of University Tower and the acquisition of Woodlands II.

            During the quarter ended June 30, 1994, the Company filed a report on Form 8-K dated May 24, 1994, announcing the acquisition of Dupont Industrial Center.

            During the quarter ended September 30, 1994, the Company filed a report on form 8-K/A on August 5, 1994, which amended items reported on Form 8-K dated May 24, 1994, regarding the acquisition of Dupont Industrial Center.

            During  the  quarter ended September 30, 1994, the Company filed a
            report   on  Form  8-K  dated  August  10,  1994,  announcing  the
            acquisition of Milpitas Town Center.













SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 15, 1994


                              BEDFORD PROPERTY INVESTORS, INC.
                                    (Registrant)



                              By:     /S/ PETER B. BEDFORD
                                          Peter B. Bedford
                                          Chairman of the Board and
                                          Chief Executive Officer



                              By:     /S/ JAY SPANGENBERG
                                          Jay Spangenberg
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                              By:     /S/ HANH KIHARA
                                          Hanh Kihara
                                          Controller
                                          (Principal Accounting Officer)