Form 10-Q/A
period 1994-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1994-11-28
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q/A

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




                       BEDFORD PROPERTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                               September 30,    December 31,
                                                    1994            1993
                                                (unaudited)
 ASSETS
   Real estate investments
     Office buildings - held for sale                $  8,855         $19,019
     Office buildings - held for investment            22,582          12,074
     Industrial buildings                              26,383          10,132
                                                       57,820          41,225
   Less accumulated depreciation                        2,853           5,263

                                                       54,967          35,962

   Cash                                                   583           4,930
   Other assets                                         2,260           2,115

       Total assets                                   $57,810         $43,007

 LIABILITIES AND STOCKHOLDERS' EQUITY

   Bank loan payable                                   16,519           3,621
   Accounts payable and accrued expenses                1,101           1,465
   Dividend payable                                       538             418
   Acquisition payable                                  2,100           1,500
   Other liabilities                                      958             562

         Total liabilities                             21,216           7,566

   Stockholders equity
      Preferred stock, par value $0.01 per
      share; authorized 10,000,000 shares,
      issued none                                           -               -
      Common stock, par value $0.01 per
      share; authorized 30,000,000 shares;
      issued and outstanding,
      5,976,900 shares in 1994; 5,975,900
      shares in 1993                                       60              60
     Additional paid-in capital                       107,151         107,147
     Accumulated losses and depreciation in
     excess of net income                            (70,617)        (71,766)
         Total stockholders' equity                    36,594          35,441

             Total liabilities and                    $57,810         $43,007
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


Dated:  November 28, 1994


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