Form 10-K
BEDFORD PROPERTY INVESTORS INC/MD
filed 1995-03-27
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K


             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1994


                       Commission file number 1-8822
                     BEDFORD PROPERTY INVESTORS, INC.
          (Exact name of Registrant as specified in its charter)

MARYLAND                                                         68-0306514
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)


                 270 Lafayette Circle, Lafayette, CA 94549
                 (Address of principal executive offices)

Registrant's telephone number, including area code (510)283-8910


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the bestof Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 17, 1995, was approximately $24,746,000.
The number of shares of Registrant's common stock, par value $0.01 per share, outstanding as of February 17, 1995, was 5,976,900.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's upcoming annual meeting of stockholders, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

PART I

ITEM 1.  BUSINESS

Bedford Property Investors, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") with investments in industrial and suburban office properties concentrated in the western United States. The Company currently owns seven industrial properties and five subur-ban office properties with an aggregate of approximately 1.2 million rentable square feet. Based on rentable square feet, as of February 28, 1995, the properties were 95% leased. The Company's properties are located in markets proximate to metropolitan areas in Northern and Southern California, Utah, Kansas and Mississippi (these markets are collectively referred to as the "Current Markets").

The Company was formerly a Delaware corporation, incorporated in November 1984 under the name of ICM Property Investors Incorporated. On July 1, 1993, the Company was reincorporated in the state of Maryland under a new name, Bedford Property Investors, Inc.

The Company's strategy is to own, manage, acquire and develop industrial and suburban office properties in the western United States in markets proximate to metropolitan areas which are experiencing or are expected by the Company to experience economic growth. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space and that increased industrial production and consumer spending are reliable indicators of demand for industrial space. In addition, the Company believes that certain supply-side constraints, such as limited availability of undeveloped land in a market and of financing for speculative real estate construction, increase a market's potential for higher average rents over time. In addition to the Current Markets, the Company is presently targeting selected markets proximate to major metropolitan areas in Arizona, Oregon and Washington (these selected markets, together with the Current Markets, excluding Mississippi, are collectively called the "Target Markets").

Business Objective

The Company's business objective is to increase funds available for distribution to stockholders. To achieve this objective, the Company will seek to (i) increase cash flow from the properties, (ii) acquire quality industrial and suburban office properties and/or portfolios of such properties and (iii) develop new industrial and suburban office properties on a substantially pre-leased basis. In order to help achieve the Company's business objective, the Company has put into place experienced management teams with the strategic focus of increasing the Company's asset base.

In pursuing its business objective and growth plans, the Company intends to:

     Capitalize on its experienced management teams, whose professionals have on average over 16 years of experience in the ownership, management, acquisition and/or development of industrial and suburban office properties in the western United States;

     Focus its acquisition efforts in its Target Markets in the western United States;

     Pursue a market driven strategy which is based upon an analysis of the regional factors which the Company believes impact the supply of, and demand for, industrial and suburban office properties within its Target Markets;

     Plan for future anticipated expenses associated with tenant turnover by budgeting for tenant improvements, lease commissions, and lost income due to vacancy or construction down-time;

     Emphasize general purpose, flexible properties which are suitable for a diverse range of tenants when targeting properties for acquisition;

     Utilize its in-house asset and property management personnel in order to reduce its overhead costs and increase its responsiveness to its tenants' needs;

     Cooperate with local real estate brokers in order to more effectively attract and retain tenants; and

     Maintain a conservative capital structure.

Transactions During 1994

Acquisition Line of Credit: In December 1993, the Company concluded an agree-ment with Bank of America for a $20 million revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or an offshore rate, similar to LIBOR, plus 3.00%. The facility is secured by mortgages on Woodlands Tower II, Mariner Court, Village Green, Milpitas Town
Center, IBM Building, 1000 Town Center Drive, and Dupont Industrial Center. At December 31, 1994, the Company had outstanding borrowings of $22.4 million under the credit facility and a letter of credit issued under the facility in the amount of $600,000.

In October 1994, the Company obtained a commitment from Bank of America to increase its $23 million revolving line of credit to $60 million. The availability of the increased commitment is subject to several performance conditions which the Company believes that it will be able to satisfy. Among other provisions, the commitment provides for a three year term and a more competitive interest rate structure.

Sale of Texas Bank North: In July 1993, the Company entered into a contract to sell the Texas Bank North building for a cash sale price of $8.5 million, or $56 per square foot. The sale was completed on January 14, 1994.

Purchase of Mariner Court: In January 1994, the Company acquired Mariner Court, a three-story suburban office building consisting of approximately 105,673 rentable square feet, in Torrance, California, which is located in the South Bay submarket of Los Angeles approximately 25 miles southwest of downtown Los Angeles. The Company paid $7.5 million, or approximately $71 per rentable square foot, for Mariner Court.

Purchase of Dupont Industrial Center:   In May 1994, the Company acquired Dupont
Industrial Center, a three-building bulk warehouse distribution facility consisting of approximately 451,542 rentable square feet, in Ontario, Califor-nia, which is located in the Inland Empire West submarket of Los Angeles approximately 80 miles southeast of downtown Los Angeles. The Company paid $9.75 million, or approximately $22 per rentable square foot, for Dupont Industrial Center.

Purchase of Village Green:   In July 1994, the Company acquired Village Green,
a three-building suburban office property consisting of approximately 16,895 rentable square feet, in Lafayette, California, which is located in the Lafayette/Orinda/Moraga submarket of Contra Costa County approximately 15 miles east of downtown San Francisco. The Company paid $1.79 million, or approximately $106 per rentable square foot, for Village Green. In April of 1995, the Company intends to relocate its headquarters to this property upon the expiration of its current lease.

Purchase of Milpitas Town Center: In August 1994, the Company acquired Milpitas Town Center, a two-building industrial property consisting of approximately 102,620 rentable square feet, in Milpitas, California, which is located in the Silicon Valley submarket of San Francisco approximately 45 miles south of downtown San Francisco. The Property includes approximately 3.1 acres of entitled land available for future development. The Company paid $6.32 million, or approximately $62 per rentable square foot, for Milpitas Town Center.

Acquisition Analysis

Each acquisition opportunity is reviewed by the Company's management to evaluate whether it meets the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses;
(ii) potential for generating returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e. tenant improvements, leasing commissions and the loss of income due to vacancy); and (iii) availability for purchase at a price at or below estimated replacement cost.

Following completion of the initial review, the Company may make a purchase offer, contingent upon satisfactory completion of its due diligence process.
The
due diligence process enables the Company to refine its original estimate of a property's potential performance, and is generally conducted with the assistance of independent third-party consultants. The process typically includes a complete review and analysis of the property's physical structure, systems, environmental status, and projected financial performance as well as an evaluation of the local market, competitive properties, and relevant economic and demographic information.

Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled through a separate division within the Company referred to as BPI Acquisitions ("BPI Acquisitions"). Due to the Company's limited financial resources, BPI Acquisitions operates under an arrangement with Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company ("Mr. Bedford"), whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal to the lesser of (a) 1-1/2% of the gross amount raised or the purchase price of the property, as the case may be, or (b) an amount equal to (i) the aggregate amount of costs funded by Mr. Bedford through the time of such acquisition or financing minus (ii) the aggregate amount of fees previously paid to Mr. Bedford pursuant to such arrangement. In no event does the aggregate amount of fees paid to Mr. Bedford exceed the aggregate amount of costs funded by Mr. Bedford. Such fees are capitalized by the Company as part of the direct costs of acquisition and financing activities.

Anticipated Expenses Associated with Tenant Turnover

The cash flow of a real estate asset can vary significantly from year to year depending on tenant turnover. When a lease expires and a tenant renews or vacates its space, costs associated with tenant improvements, lease commissions and lost income due to vacancy or construction down-time can significantly reduce the cash flow from a property. Due to the capital intensive nature of suburban office properties and, to a lesser degree, industrial properties, management believes that planning and budgeting for future costs associated with tenant turnover is a prudent component of managing the cash flow of properties. For its existing portfolio, the Company estimates the future costs for tenant improvements, lease commissions and lost income due to vacancy and construction down-time on a property by property basis. The Company incorporates these estimates in its annual budgets and long-term forecasts. The Company believes that its ability to fund tenant improvements and pay lease commissions helps to retain and attract tenants.

Dividends

The Company made regular quarterly dividend distributions during 1994 totalling
35.5 cents per share. All dividend distributions made in 1994 were classified as a return of capital since no taxable earnings and profits were reported for 1994. As a REIT, the Company is required to distribute at least 95% of its taxable income excluding gains on the sale of real estate assets. Decisions on future distributions will be made on the basis of the Company's capital needs, cash flows, taxable income and other relevant factors.

Tenants

The Company's real estate investments are leased to tenants for terms ranging from one to ten years with the exception of a few month-to-month tenancies. At December 31, 1994, the Company leased space directly to 102 tenants, including 72 office tenants and 30 industrial tenants.

Financing

The Company expects cash flow from operations to be sufficient to pay operating expenses, real estate taxes, general and administrative expenses, and interest on indebtedness and to make distributions to stockholders required to maintain the Company's REIT qualification.

The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), (iii) the sale of real estate investments, and (iv) the sale of equity securities and, possibly, the issuance of equity securities in connection with acquisitions.

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts outstanding under the credit facility when they become due in 1997. The Company expects to make such payment by refinancing or extending the credit facility or by raising funds through the sale of equity securities or properties.

Insurance

The Company carries commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as a $10 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million subject to a deductible of 7.5% of total insurable value per building with respect to the earthquake coverage. The Company also carries director and officer liability insurance with an aggregate limit of $10 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

Competition, Regulation, and Other Factors

The success of the Company depends upon, among other factors, general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws and zoning laws.

The Company's real estate investments are located in markets in which they face significant competition for the rental revenues they generate. Many of the Company's investments, particularly the office buildings, are located in markets which have a significant supply of available space, resulting in intense competition for tenants and low rents.

Government Regulations

The properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. The Company believes that the properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at properties owned by the Company may be required to comply with changes in these laws.
No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances released on, above, under, or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of such removal or remediation could be substantial. Additionally, the presence of such substances or the failure to properly remediate such substances may adversely affect the owner's ability to borrow using such real estate as collateral. All of the Company's properties have had Phase I environmental site assessments (which involve inspection without soil sampling or groundwater analysis) by independent environmental consultants and have been inspected for hazardous materials as part of the Company's acquisition inspections. None of these Phase I assessments has revealed any environmental conditions requiring material expenditures for remediation. The Phase I assessment for Milpitas Town Center indicates that the ground water under the property either has been or may in the future be impacted by the migration of contaminants originating off-site. According to information available to the Company, the responsible party for this off-site source has been identified and has begun remediation pursuant to a clean-up program mandated by a California environmental authority and the clean-up program is backed by an insurance policy from CIGNA up to $10 million. The Company does not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect.

The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and the Company has not been notified by any governmental authority of any non-compliance or other claim in connection with any of its present or former properties. To date, compliance with federal, state and local environmental protection regulations has not had a material effect upon the Company.

Other Information

The Company currently employs eleven people. The Company's current business constitutes a single business segment. The Company is not dependent upon a single tenant or a limited number of tenants. The Company's operations are not impacted by seasonal changes. The Company's business is not subject to government contracts. The Company does not have any expenditures for research and development. The Company has no foreign operations or export sales.

ITEM 2.  PROPERTIES

As of December 31, 1994, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows:


                    Number of  Investment
                    Properties Amount         % of Total

Office Bldgs.           5      $29,651,000          54
Industrial Bldgs.       7       25,402,000          46

Total                  12      $55,053,000         100


As of December 31, 1994, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

                    Number of  Investment
                    Properties Amount         % of Total

San Francisco Bay
Area, California        5      $13,886,000          25
Greater Los Angeles
Area, California        3       23,491,000          43
Salt Lake City, Utah            1   6,810,000       12
Greater Kansas City
Area, Kansas            2        3,813,000           7
Jackson, Mississippi
 (offered for sale)     1        7,053,000          13

Total                  12      $55,053,000         100

For additional information on the Company's real estate portfolio, see Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Common Stock of Bedford Property Investors, Inc. is listed for trading on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "BED". Prior to July 1, 1993, the Company's stock was traded on the same exchanges under the symbol "ICM". As of February 17, 1995 the Company had 475 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low share prices as traded on the New York Stock Exchange for each quarter for the past two years.

                High         Low       Dividend
                                       Per Share

1993
   First Quarter             $4.625    $3.375    -
   Second Quarter            $5.000    $4.000    $0.05
   Third Quarter             $5.000    $4.625    $0.06
   Fourth Quarter            $5.000    $4.750    $0.07

1994
   First Quarter             $7.250    $5.000    $0.08
   Second Quarter            $7.000    $5.750    $0.09
   Third Quarter             $7.000    $5.750    $0.09
   Fourth Quarter            $6.000    $4.875    $0.095

ITEM 6.  SELECTED FINANCIAL DATA

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):


                (in thousands of dollars, except per share data)

                          1994     1993      1992        1991      1990
Operating Data:
<F1>
  Total revenues        $10,403   $10,776   $8,359      $8,169    11,548
<F2>
  Total expenses        6,794     7,629     26,484      13,623    23,826
  Net income (loss)     $3,609    $3,147    $(18,125)  $(5,454)  $(12,278)
  Net income (loss)
    per share            $0.59    $0.53     $(3.03)     $(0.91)    $(2.23)
Balance Sheet Data:
  Real estate
   investments         $55,053   $35,962   $45,553     $76,310    $80,575
  Mortgage loans
   payable                 -         -      $5,113     $18,413    $18,413
  Bank loan payable     $22,400   $3,621    $4,400     $3,000      $2,892
  Total assets          $62,294  $43,007   $47,509    $78,324     $82,544
  Stockholders' equity  $36,932   $35,441   $33,370   $51,495     $57,666
Other Data:
<F3>
  Funds From Operation  $3,879    $2,063      $879      $836      $1,698
  Dividends declared per
     share              $0.355     $0.18        -      $0.12       $0.48


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS
OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Selected Financial Data set forth above and the Consolidated Financial Statements and Notes thereto contained herein.

Results of Operations - 1994 Compared to 1993

Income
Income from property operations (defined as rental income less rental expenses) increased $3,027,000, or 190%, in 1994 compared with 1993. This was due to an increase of rental income of $1,947,000 combined with a decrease in rental expenses of $1,080,000. The increase in rental income is primarily attributable to an increase in real estate investments. The decrease in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) is primarily attributable to the decrease in the amortization of leasing commissions and tenant improvements. The newly acquired buildings have not yet incurred significant leasing commissions and tenant improvement costs.

Expenses
Interest expense, which includes amortization of loan fees, increased $239,000, or 33%, in 1994 compared with 1993. The increase is attributable to the Company's higher level of borrowing on its credit facility combined with the increase in interest rates and amortization expense of loan fees . General and administrative expenses remained relatively unchanged in 1994 compared with 1993.


Gains on Sales
On May 1, 1993, the Company sold its interest in the Edison Square partnerships, which were unconsolidated joint ventures, and recorded a gain of $2,686,000; this gain was due primarily to the book value of those partnerships having been reduced to negative $2,686,000 as the result of partnership losses. In August 1993, the Company sold its investment in University Tower for $15,200,000 and recorded a gain of $407,000. In October 1993, the Company sold its investment in Point West Place for $7,180,000 and recorded a gain of $493,000. On January 14, 1994, the Company sold its investment in the Texas Bank North Building for $8,500,000 and recorded a gain of $1,193,000. The gains on the sales of University Tower and Texas Bank North primarily resulted from prior write-downs of those assets based on estimates of net realizable values.

Dividends
Dividends declared for the four quarters of 1994 totaled $0.355 per share. Consistent with the Company's policy, the dividend declared for the last quarter of 1994 was paid in 1995; as a result, the Company's statement of cash flows for the year ended December 31, 1994 reflects dividends declared for the fourth quarter of 1993 and the first three quarters of 1994. The dividends declared for the fourth quarter of 1994 and 1993 were $0.095 and $0.07 per share respectively.

Results of Operations - 1993 Compared to 1992

Income
Income from property operations for the year ended December 31, 1993 increased $163,000, or 11.4%, over the year ended December 31, 1992. The increase occurred despite a decrease in rental income in 1993 of $1,849,000 from the prior year, which was primarily due to the Company's ceasing to record the operations of Columbia Business Center as of March 31, 1992 (see "Gains on Sales and Extraordinary Item" below), the sales of University Tower and Point West Place in 1993, and the fact that in 1992 the Company recorded 15 months of rental income for the Texas Bank North Building. The Texas North Bank Building was previously accounted for by the Company as an unconsolidated joint venture with a September 30 fiscal year-end; as a result, the Company's 1991 financial statements included results from this property for the 12 months ended September 30, 1991. The Company fully consolidated this property in its 1992 year-end financial statements and, accordingly, the 1992 financial statements included results from this property for the last quarter of 1991 (which had not previously been reflected in the Company's financial statements) and for the year ended
December 31, 1992. This decrease in rental income was in part offset by rental income from Woodlands Tower II, which was purchased in August 1993. Correspondingly, rental expenses decreased by $2,012,000 from the prior year.

Interest income increased by $131,000, a result of investing the remaining cash proceeds from the sales of University Tower and Point West Place after acquiring Woodlands Tower II and repaying bank and mortgage loans.

Equity in joint venture partnership operations produced a loss of $153,000 for 1993, compared with a loss of $702,000 in 1992. The $549,000 reduction in the loss was attributable primarily to the sale of the Edison Square joint venture partnerships during 1993. Only three months of joint venture partnership operations were recorded in 1993.

Expenses
Interest expense in 1993 decreased by $475,000 from the prior year which was primarily attributable to the Company's ceasing to record the operations of Columbia Business Center as of March 31, 1992 and the repayment of the $6,000,000 term loan from Bank of America on August 18, 1993 and $5,113,000 in mortgage loans on November 1, 1993 with the proceeds from the sales of Point West Place and University Tower. General and administrative expenses decreased by $1,265,000 (49.3%) from 1992 to 1993, primarily as a result of reduced expenses due to the termination of most outside property managers and the advisory agreement with Kingswood Realty Advisors, Inc., implemented cost savings and the fact that results for 1992 included certain non-recurring expenses related to state tax liabilities and employee severance payments.

In 1992, the Company wrote down its investment in Columbia Business Center, University Tower, Point West Place and the Texas Bank North Building by an aggregate amount of $18,921,000. No corresponding write-down was taken in 1993.

Gains on Sales and Extraordinary Item
On May 31, 1993, the Company sold its interest in the Edison Square partnerships, which were unconsolidated joint ventures, and recorded a gain of $2,686,000; this gain was due primarily to the book value of those partnerships having been reduced to negative $2,686,000 as the result of partnership losses. In August
1993, the Company sold its investment in University Tower for $15,200,000 and recorded a gain of $407,000. In October 1993, the Company sold its investment in Point West Place for $7,180,000 and recorded a gain of $493,000. The gains on the sales of University Tower and Point West Place primarily reflected the write-down of those assets in 1992 referred to above.

In accordance with a settlement agreement between the Company and the holder of the first mortgage on Columbia Business Center, the Company transferred Columbia Business Center to the mortgage holder in June 1992. As a result, in 1992 the Company recorded an extraordinary gain of $3,818,000 attributable to the extinguishment of the first mortgage debt on the property. The Company had previously written down its investment in Columbia Business Center as part of the $18,921,000 write-down taken in 1992 and referred to above.

Dividends
Dividends declared for the last three quarters of 1993 totaled $0.18 per share. Consistent with the Company's policy, the dividend for the last quarter of 1993 was paid in 1994 and, accordingly, is not reflected in the Company's statement of cash flows for the year ended December 31, 1993. No dividends were declared during 1992 or for the first quarter of 1993.

Financial Condition

Total assets of the Company at December 31, 1994 increased by $19,287,000 compared with December 31, 1993, primarily as a result of an increase in real estate investments (net of depreciation) of $16,978,000. During 1994, the Company sold its investment in the Texas Bank North Building and acquired four properties (Mariner Court, Dupont Industrial Center, Village Green and Milpitas Town Center). Total liabilities at December 31, 1994 increased by $17,796,000 compared with December 31, 1993, primarily as a result of increased borrowings under the credit facility in order to finance the purchase of Mariner Court, Dupont Industrial Center, Village Green and Milpitas Town Center.

Liquidity and Capital Resources

During the year ended December 31, 1994, the Company's operating activities, the sale of the Texas Bank North Building, and bank borrowings provided cash flow in the amount of $47,143,000. From such amounts, the Company funded $28,009,000 of real estate investments, paid down the credit facility by $17,359,000 and distributed dividends of $1,972,000.

In December 1993, the Company secured a $20 million revolving credit facility with Bank of America. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town Center during 1994. To minimize interest expense, the Company utilized a portion of its available cash resources to reduce the outstanding borrowings under the line of credit. The Company may re-borrow such amounts at its discretion. At December 31, 1994, the Company was in compliance with the covenants and requirements of its $23 million revolving credit facility with Bank of America which was fully drawn.

In October 1994, the Company obtained a commitment from Bank of America to increase its $23 million revolving line of credit to $60 million. The availability of the increased commitment is subject to several performance conditions which the Company believes it will be able to satisfy. Among other provisions, the commitment provides for a three year term and a more competitive interest rate structure. The commitment expires on March 31, 1995; however, the Company has requested a six month extension from Bank of America and expects their approval in April.

The Company anticipates that the cash flow generated by its real estate investments will be sufficient to meet its short-term liquidity requirements. The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions),
 (iii) the sale of real estate investments, and (iv) the sale of equity securities and, possibly, the issuance of equity securities in connection with acquisitions.

The ability to obtain mortgage loans on income-producing property is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage lending institutions to make loans secured by real property. The ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing.

Potential Factors Affecting Future Operating Results

For the years ended December 31, 1992, 1993 and 1994, net income has been positively affected by provisions for possible loss on real estate investments, gains on sales of real estate investments and joint venture partnerships, and an extraordinary gain on extinguishment of debt. The Company does not anticipate that its 1995 net income will be materially impacted by such provision for possible loss or gains on sales.

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company anticipates that its results from operations in 1995 will be impacted by recent increases in interest rates and substantial borrowings to finance property acquisitions.

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1995 may not be renewed or the terms of renewal may be less favorable than current lease terms. In 1995, both Contra Costa Diablo Building 3 and Building 8 will experience significant vacancies. However, the Company expects to release the vacant spaces without any material adverse impact on 1995 operations. In addition, the Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, however, could result in increases in the Company's borrowing costs.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules Covered by Reports of Independent Public Accountants

Report of Independent Public Accountants                  17
Consolidated Balance Sheets as of December 31, 1994 and 1993   18
For Years Ended December 31, 1994, 1993 and 1992
 - Consolidated Statements of Operations                  19
 - Consolidated Statements of Changes in Stockholders' Equity  20
 - Consolidated Statements of Cash Flows                  21
 - Notes to Consolidated Financial Statements          22-27
Financial Statement Schedule:
 - Schedule III - Real Estate and Accumulated Depreciation  28-29


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

None.


PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement, under the captions "Election of Directors", "Principal Stockholders", "Certain Transactions", and "Compensation of Directors and Executive Officers", which Proxy Statement will be mailed to stockholders in connection with the Registrant's upcoming annual meeting of stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  1.   Financial Statements

     Report of independent public accountants.

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

          Consolidated Balance Sheets as of December 31, 1994 and 1993.

          Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules

     Schedule III - Real Estate and Accumulated Depreciation

     All other schedules have been omitted as they are not applicable, or not required or because the information is given in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

     3.   Exhibits

     Exhibit No.    List of Exhibits
     2.1 Agreement and Plan of Merger dated July 1, 1993 between ICM Property Investors Incorporated, a Delaware corporation, and Bedford Property Investors, Inc., a Maryland corporation, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

     3.1 Articles of Incorporation of Bedford Property Investors, Inc. is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

     3.2 Bylaws of Bedford Property Investors, Inc. are incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

     4.1 The Rights Agreement between ICM Property Investors Incorporated and the Chase Manhattan Bank, N.A., dated July 18, 1989, is incorporated herein by reference to Exhibit A, filed with the Company's Form 8-K dated July 19, 1989.

     4.2 Amendment No. 1 to the Rights Agreement, dated March 20, 1990, between ICM Property Investors Incorporated and the Chase Manhattan Bank, N.A., is incorporated herein by reference to Exhibit B, filed with the Company's Form 8-K dated April 6, 1990.

     4.3 The Registration Rights Agreement dated as of December 5, 1990, between ICM Property Investors Incorporated and Peter B. Bedford, is incorporated herein by reference to Exhibit D, filed with the Company's Form 8-K dated December 13, 1990.

     10.2 The Company's Automatic Dividend Reinvestment and Share Purchase Plan, as adopted by the Company, is incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 2 to the Registration Statement No. 2-94354, of ICM Property Investors Incorporated dated January 25, 1985.

     10.3 Real Estate Purchase and Sale Agreement dated as of June 4, 1993 by and between Bay Street Number Two, Ltd., as Seller and ICM Property Investors Incorporated, as Purchaser, for Woodlands Tower II and Woodlands Commercial Center, Plan II and Related Properties, filed with the Company's Form 10-Q for the quarter ended September 30, 1993.


     10.4* Bedford Property Investors, Inc. Employee Stock Option Plan, effective September 16, 1985, amended as of June 9, 1993, as adopted by the Company on September 27, 1993 and amended and restated as of February 7, 1994 incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

     10.5* Bedford Property Investors, Inc. Directors' Stock Option Plan effective May 20, 1992, as adopted by the Company on September 27, 1993 and amended and restated as of February 7, 1994 incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

     10.6 Agreement to Purchase Real Property, dated July 23, 1993, by and between Bedford Property Investors, Inc., as Seller, and MGI Properties, as Purchaser, for Point West Place.

     10.7 Purchase and Sale Agreement dated December 14, 1993, by and between NCEC Realty, Inc., as Seller, and Bedford Property Investors, Inc., as Purchaser, for 1000 Town Center Drive is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A filed on March 17, 1994.

     10.8 Purchase and Sale Agreement dated December 20, 1993, by and between Mariner Court Associates, as Seller and Bedford Property Investors, Inc., as Purchaser, for Mariner Court, is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A filed March 17, 1994.

     10.9 Agreement to Purchase Real Property, dated June 11, 1993, by and between Country Hollow Associates, as Seller, and A.S., Inc., as Purchaser, for Texas Bank North Building, is incorporated herein by reference to the Company's Form 8-K filed January 27, 1994.

     10.10 Purchase and Sale Agreement dated May 24, 1994, by and between NCEC Realty as Seller, and Bedford Property Investors, Inc., as Purchaser, for Dupont Industrial Center is incorporated herein by reference to the Company's Form 8-K filed on June 8, 1994.

     10.11 Credit Agreement for $20 million revolving line of credit dated December 20, 1993, by and between Bedford Property Investors, Inc., as Borrower, and Bank of America National Trust and Savings Association.

     10.12 Modification Agreement to increase $20 million revolving line of credit to $23 million dated August 8, 1994, by and between Bedford Property Investors, Inc., as Borrower, and Bank of America National Trust and Savings Association.

     10.13 Purchase and Sale Agreement dated June 15, 1994, by and between The Prudential Insurance Company of America as Seller, and Bedford Property Investors, Inc., as Purchaser, for Milpitas Town Center is incorporated herein by reference to the Company's Form 8-K filed on August 24, 1994.

     10.14* Employment Agreement dated February 17, 1993, by and between ICM Property Investors, Incorporated, a Delaware Corporation, and Peter B. Bedford.

     21        Subsidiaries of Registrant.

     24.1      Consent of KPMG Peat Marwick LLP

*Compensatory plans required to be filed as an exhibit pursuant to item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

 During the quarter ended March 31, 1994, the Company filed a report on Form 8-K dated December 30, 1993, announcing the acquisition of 1000 Town Center Drive and Mariner Court.

 During the quarter ended March 31, 1994, the Company filed a report on Form 8-K dated January 14, 1994, relating to the sale of Texas Bank North.

 During the quarter ended March 31, 1994, the Company filed a report on Form 8-K/A on March 17, 1994, which supplemented items reported on Form 8-K dated December 30, 1993, regarding the acquisition of 1000 Town Center Drive and Mariner Court.

 During the quarter ended March 31, 1994, the Company filed a report on Form 8-K/A(2) on March 21, 1994, to amend items reported on Form 8-K dated August 18, 1993, regarding the sale of University Tower and the acquisition of Woodlands II.

 During the quarter ended June 30, 1994, the Company filed a report on Form 8-K dated May 24, 1994, announcing the acquisition of Dupont Industrial Center.

 During the quarter ended September 30, 1994, the Company filed a report on form 8-K/A on August 5, 1994, which supplemented items reported on Form 8-K dated
May 24, 1994, regarding the acquisition of Dupont Industrial Center.

 During the quarter ended September 30, 1994, the Company filed a report on Form 8-K dated August 10, 1994, announcing the acquisition of Milpitas Town Center.

 During the quarter ended December 31, 1994, the Company filed a report on Form 8-K/A on October 6, 1994, to supplement items reported on Form 8-K dated August 10,1994, announcing the acquisition of Milpitas Town Center.

Report of Independent Public Accountants



To the Stockholders and the Board of Directors of Bedford Property Investors, Inc.:

We have audited the consolidated financial statements of Bedford Property Investors, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.
These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



San Francisco, California              KPMG Peat Marwick LLP
February 14, 1995

                     BEDFORD PROPERTY INVESTORS, INC.
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1994 AND 1993
            (in thousands, except share and per share amounts)



                                             1994           1993
Assets:
Real estate investments:
  Office buildings - held for sale           $8,928         $19,019
  Office buildings - held for investment     23,022         12,074
  Industrial buildings                       26,253         10,132
                                             58,203         41,225
  Less accumulated depreciation              3,150          5,263
                                             55,053         35,962
Cash                                         4,733          4,930
Other assets                                 2,508          2,115
    Total assets                             $62,294        $43,007

Liabilities and Stockholders' Equity:
Bank loan payable                            22,400         3,621
Accounts payable and accrued expenses        850            1,465
Dividend payable                             568            418
Acquisition payable                          600            1,500
Other liabilities                            944            562
    Total liabilities                        25,362         7,566
Stockholders' equity:
Preferred stock, par value $0.01 per share;
authorized 10,000,000 shares, issued none    -              -

Common stock, par value $0.01 per share;
authorized 30,000,000 shares, issued
and outstanding, 5,976,900 shares in 1994;
5,975,900 shares in 1993                     60             60
Additional paid-in capital                   107,151        107,147
Accumulated losses and distributions in
excess of net income                         (70,279)       (71,766)
    Total stockholders' equity               36,932         35,441
    Total liabilities and stockholders'
          equity                             $62,294        $43,007

See accompanying notes to consolidated financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
               (in thousands, except share and per share amounts)


                                   1994        1993          1992
Income:
  Property operations:
    Rental income                  $9,154      $7,207        $9,056
    Rental expenses:
       Operating expenses          2,408       2,520         3,227
       Real estate taxes           916         840           1,196
       Depreciation and
          amortization           1,206         2,250         3,199
  Income from property operations  4,624       1,597         1,434
  Interest income                  56          136           5
  Equity in joint venture partnership
              operations           -           (153)         (702)
                                   4,680       1,580         737
Expenses:
  Interest                         955         716           1,191
  General and administrative       1,309       1,303         2,568
  Provision for possible loss on real estate
        investments                -           -             18,921
                                   2,264       2,019         22,680
Income (loss) before gains on sales
  and extraordinary item           2,416       (439)         (21,943)
Gains on sales:
  Real estate investments          1,193       900           -
  Joint venture partnerships       -           2,686         -
    Total gains on sales           1,193       3,586         -
Income(loss) before
   extraordinary item              3,609       3,147        (21,943)
Extraordinary item:
  Gain on extinguishment of debt   -           -             3,818
Net income(loss)                   $3,609      $3,147      ($18,125)
Per common and common equivalent share:
  Before gains on sales and
    extraordinary item             $0.40       ($0.07)       ($3.67)
  Gains on sales                   0.19        0.60          -
  Before extraordinary item        0.59        0.53          (3.67)
  Extraordinary item               -           -             0.64
Net income(loss) per common and
   common equivalent share:        $0.59       $0.53         ($3.03)
Weighted average number of
  common and common equivalent
  shares outstanding               6,147,664   5,975,900     5,975,900

See accompanying notes to consolidated financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
               (in thousands, except share and per share amounts)




                                   Additional Accumulated losses   Total
                       Common      paid - in  and distributions in    stockhrs'
                        stock      Capital    excess of net income    equity

Balance,
December 31, 1991      $60         $107,147   ($55,712)          $51,495
Net loss               -           -          (18,125)           (18,125)
Balance,
December 31, 1992      60          107,147    (73,837)           33,370
Net income             -           -          3,147              3,147
Dividends ($0.18
per share)             -           -          (1,076)            (1,076)
Balance,
December 31, 1993      60          107,147    (71,766)           35,441
Issuance of common stock           -          4                  -    4
Net income             -           -          3,609              3,609
Dividends ($0.355
  per share)           -           -          (2,122)            (2,122)
Balance,
December 31, 1994      $60         $107,151   ($70,279)          $36,932

See accompanying notes to consolidated financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)


                                               1994      1993      1992
Operating Activities:

  Income(loss) before extraordinary item       $3,609    $3,147    ($21,943)
  Extraordinary item                           -         -         3,818
  Net income (loss)                            3,609     3,147     (18,125)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization            1,463     2,349     3,350
      Gain on sale of real estate investments  (1,193)   (900)     -
      Gain on sale of joint venture partnership
                operations                     -         (2,686)   -
      Equity in joint venture partnership operations
           (including depreciation of $191 in 1993
            and $697 in 1992)                  -         153       702
      Provision for possible loss on real estate
           investments                         -         -         15,103
      Change in operating assets and
            liabilities, net                  (1,163)   (843)     (832)
Net cash provided by operating activities      2,716     1,220     198

Investing Activities:

  Investments in real estate                   (28,009)  (11,552)  (1,350)
  Jefferson Plaza settlement                   -         -         (400)
  Proceeds from sales of
    real estate investments                      8,289     21,637    -
Net cash provided (used) by
    investing activities                       (19,720)    10,085  (1,750)

 Financing Activities:
  Proceeds from bank loan                      36,138    5,221     1,900
  Repayment of bank loan                       (17,359)  (6,000)   (500)
  Repayment of mortgage loan                   -         (5,113)   -
  Payment of dividends                         (1,972)   (658)     -
Net cash provided (used) by
    financing activities                       16,807    (6,550)   1,400
Net increase (decrease) in cash                (197)     4,755     (152)
Cash at beginning of year                      4,930     175       327
Cash at end of year                            $4,733    $4,930    $175

Supplemental disclosure of cash flow information

a)  Non-cash investing and financing activities:
      Debt incurred in connection with real estate
             acquired                          $600      $1,500    -
b)  Cash paid during the year for interest     $1,166    $1,148    $857

See accompanying notes to consolidated financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

The Company
On July 1, 1993, the Company (formerly known as ICM Property Investors Incorporated) reincorporated from the state of Delaware to the state of Maryland under a new name, Bedford Property Investors, Inc. As of July 1, 1993 the Company's Common Stock traded under the symbol "BED" on both the New York and Pacific Stock Exchanges. Concurrent with the reincorporation, the number of authorized shares of Preferred Stock was increased from 1,000,000 shares to 10,000,000 shares and the number of authorized shares of Common Stock was increased from 10,000,000 to 30,000,000 shares. Also, the par value of both the Preferred and Common Stock was reduced from $1.00 to $0.01 per share and Treasury Stock was eliminated. For comparative purposes, stockholders' equity for the year ended December 31, 1992 has been reclassified to reflect the above changes.

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

Taxable income differs from net income for financial reporting purposes primarily because of the different methods of accounting for joint venture partnerships and the difference in timing of the recognition of losses.
As of December 31, 1994, for Federal income tax purposes, the Company had an ordinary loss carryforward of approximately $39,532,000 and a capital loss carryforward of approximately $15,195,000.

Real Estate Investments
Buildings and improvements are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 45 years. Upon the acquisition of an investment by the Company, acquisition related costs are added to the carrying cost of that investment. These costs are being depreciated over the useful lives of the buildings. Leasing commissions and improvements to tenants' space incurred subsequent to the acquisition are amortized over the terms of the respective leases. Expenditures for repairs and maintenance, which do not add to the value or prolong the useful life of a property, are expensed as incurred. When the Company concludes that the recovery of the carrying value of a real estate investment is permanently impaired, it reduces such carrying value to the amount deemed recoverable. Investments which have been classified as offered for sale are written down to estimated net realizable value if net realizable value is less than the carrying amount of the investment.

Income Recognition
Rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement.

Per Share Data
Per share data are based on the weighted average number of common and common equivalent shares outstanding during the year. Weighted average shares for computing per share data were 6,147,664 for 1994 and 5,975,900 for 1993 and 1992.
Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect.

Reclassifications
Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of December 31, 1994 (in thousands):



                                             Less
                                             Accumulated
                         Land      Building  Depreciation   Total
Office Buildings:
<F4>
IBM Building,
 Jackson, MS             $2,590    $6,338    $1,875         $7,053
Woodlands Tower II,
Salt Lake City, UT       945       6,059     194            6,810
1000 Town Center Drive,
Oxnard, CA               1,785     4,669     115            6,339
Mariner Court,
Torrance, CA             3,221     4,455     101            7,575
Village Green,
Lafayette, CA            556       1,332     14             1,874
   Subtotal              9,097     22,853    2,299          29,651

Industrial Buildings:
Building #3
Contra Costa Diablo
Industrial Park,
Concord, CA              495       1,167     106            1,556
Building #8
Contra Costa Diablo
Industrial Park,
Concord, CA              877       1,551     140            2,288
Building #18
Mason Industrial Park,
Concord, CA              610       1,275     118            1,767
Building #6
Cody Street Park,
Overland Park, KS        380       1,259     162            1,477

Building #3
Ninety-Ninth Street Park,
Lenexa, KS               360       2,172     196            2,336
Dupont Industrial Center,
Ontario, CA              3,588     6,079     90             9,577
Milpitas Town Center,
Milpitas, CA             1,935     4,505     39             6,401
   Subtotal              8,245     18,008    851            25,402
       Total             $17,342   $40,861   $3,150         $55,053

Texas Bank North Building
As of May 1, 1992, the Company's partner in the partnership that owned the Texas Bank North Building assigned its interest in the partnership to the Company. During the fourth quarter of 1992, the Company decided to offer the Texas Bank North Building for sale. In anticipation of such sale, the Company wrote down its investment in this property by $3,631,000. In December, 1993, the Company entered into a contract to sell the Texas Bank North Building for a cash sale price of $8,500,000 or $56 per square foot. The sale was completed on January 14, 1994 and resulted in a gain of $1,193,000.

1000 Town Center Drive
The property, a suburban six-story office building located in Oxnard, California, was purchased for $5,100,000 or $47 per square foot on December 30, 1993. The purchase price consisted of $3,600,000 in cash and a deferred payment of $1,500,000 which was paid in December 1994.
The Company also recorded acquisition costs of $77,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company ("Mr. Bedford"), see Note 4.

Mariner Court
The property, a suburban three-story office building located in Torrance, California, was purchased for $7,500,000 or $71 per square foot on January 5, 1994. The Company recorded acquisition costs of $113,000 paid to Mr. Bedford.

Dupont Industrial Center
The property, a three-building industrial complex located in Ontario, California, was purchased for $9,750,000 or $22 per square foot on May 24, 1994. The Company recorded acquisition costs of $146,000 paid to Mr.
 Bedford.  Because the property
was only 68% leased at the time of purchase, the purchase contract established a rental income guarantee fund of $400,000 which was disbursed to the Company until at least 90% of the space was leased. As of December 31, 1994, the rental income guarantee fund was terminated since the property was 91% leased. The Company had received $264,000 of the rental income guarantee fund. This amount has been accounted for as a reduction in the cost of the property.

Village Green
The property, a suburban three-building office complex located in Lafayette, California, was purchased for $1,792,000 or $106 per square foot on July 7, 1994.
The Company recorded acquisition costs of $27,000 paid to Mr. Bedford.

Milpitas Town Center
The property consists of two suburban research and development buildings and a
3.1 acre parcel of entitled land. The property, located in Milpitas, California, was purchased for $6,320,000 or $62 per square foot (excluding the undeveloped land), on August 11, 1994. The purchase price consisted of $5,720,000 in cash and a deferred payment of $600,000 due in August, 1995, for which the Company has issued a letter of credit under its credit facility. The Company recorded acquisition costs of $95,000 paid to Mr. Bedford. The property has a Phase I environmental site assessment which indicates that the groundwater under the property either has been or may in the future be impacted by the migration of contaminants originating from an off-site source. The responsible party has begun remediation pursuant to a clean-up program which is backed by an insurance policy from CIGNA for up to $10 million. The Company does not believe that this environmental matter will impair the future value of the property, although there can be no assurance in this regard.

The Company internally manages the majority of its properties and maintains centralized financial record-keeping. For the IBM Building and Woodlands Tower II, the Company has subcontracted on-site maintenance to local maintenance firms.

Note 3 - Leases
Minimum future rental receipts outstanding at December 31, 1994 are as follows (in thousands):


              1995                         $8,850
              1996                          7,878
              1997                          5,487
              1998                          3,369
              1999                          2,444
              Thereafter                    3,973

The total minimum future rental payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 4 - Related Party Transactions
Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled under an arrangement with Mr. Bedford whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal to the lesser of (a) 1-1/2% of the gross amount raised or the purchase price of the property, as the case may be, or (b) an amount equal to (i) the aggregate amount of costs funded by Mr. Bedford through the time of such acquisition or financing minus
(ii) the aggregate amount of fees previously paid to Mr. Bedford pursuant to such arrangement. In no event does the aggregate amount of fees paid to Mr. Bedford exceed the aggregate amount of costs funded by Mr. Bedford. Such fees are capitalized by the Company as part of the direct costs of acquisition and financing activities. As of December 31, 1994, the Company had paid Mr. Bedford an aggregate of $903,000 pursuant to this arrangement, which was $712,000 less than the amount of total acquisition and financing \ costs funded by Mr. Bedford.

The Company is leasing 2,400 square feet of industrial space on a month-to-month basis at a market rental rate of $1,288 per month to a company wholly-owned by Mr. Bedford.

During 1994, furniture and equipment was purchased from a company wholly owned by Mr. Bedford. The purchase price of $69,000 was based on independent valuations.


Note 5 - Stock Option Plans
A total of 1,800,000 shares of the Company's common stock have been reserved for issuance under the Employee Stock Option Plan (the "Employee Plan"). The Employee Plan expires by its own terms in 2003. The Employee Plan provides for non-qualified stock options, incentive stock options and stock appreciation rights. Stock appreciation rights may only be granted in conjunction with stock options and entitle the holder to receive the difference between the fair market value and the exercise price of the common stock which would be receivable upon exercise of the underlying option. The exercise of a stock appreciation right results in the termination of the related option on a share-for-share basis.

The Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the option's exercisability. Options granted to employees are immediately exercisable upon vesting, but typically vest over a four-year period.

The Employee Plan requires that the exercise price of incentive stock options be at least equal to the fair market value of such shares on the date of grant and that the exercise price of non-qualified stock options be equal to at least 85% of the fair market value of such shares on the date of the grant. The maximum term of options granted is ten years.

At December 31, 1994, options to purchase 215,000 shares were outstanding at a weighted average exercise price of $6.52 per share, options to purchase 1,000 shares and stock appreciation rights relating to 93,000 shares had been exercised and 1,491,000 shares were available for issuance under the Employee Plan. Stock appreciation rights were outstanding in connection with options to purchase an aggregate of 50,000 shares.

A total of 500,000 shares of the Company's common stock have been reserved for issuance under the Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan expires by its own terms in 2002. The Directors' Plan provides for the grant of non-qualified stock options to directors of the Company. The Directors' Plan contains an automatic grant feature whereby a director receives a one-time "initial option" to purchase 50,000 shares upon a director's appointment to the Board of Directors and thereafter receives automatic annual grants of options to purchase 10,000 shares upon re-election to the Board of Directors. Options granted are generally exercisable six months from the date of grant.

The Directors' Plan requires that the exercise price of options be equal to the fair market value of the underlying shares on the date of grant. The maximum term of options granted is five years.

At December 31, 1994, options to purchase 350,000 shares were outstanding at a weighted average exercise price of $3.38 per share, no options had been exer-cised and 150,000 shares were available for issuance under the Directors' Plan.

Note 6 - Stockholder Rights Plan
On July 18, 1989, the Company's Board of Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of the Company's Common Stock outstanding on July 31, 1989. The Rights entitle the holders to purchase, under certain conditions, one-hundredth of a newly-issued share of Series A voting Preferred Stock at an exercise price of $30.00. The Rights may also, under certain conditions, entitle the holders to receive Common Stock or other consideration having a value equal to two times the exercise price of each Right. The Rights are redeemable by the Company at a price of $0.01 per Right. If not so redeemed, the Rights expire on July 18, 1999.

Note 7 - Bank Loan Payable
In December 1993, the Company concluded an agreement with Bank of America for a $20,000,000 revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or an offshore rate, similar to LIBOR, plus 3.00%. The facility is secured by mortgages on Woodlands Tower II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town Center Drive, and Dupont Industrial Center. At December 31, 1994, the Company had outstanding borrowings of $22,400,000 under the credit facility and a letter of credit issued under the facility in the amount of $600,000.

The daily weighted average amount owing to the bank was $8,984,000 and $3,253,000 in 1994 and 1993, respectively. The weighted average interest rate in these periods was 8.1% and 6.7% respectively.

Note 8 - Quarterly Financial Data-Unaudited
The following is a summary of quarterly results of operations for 1994 and 1993(in thousands of dollars, except per share data):


1994 Quarters Ended           3/31      6/30      9/30      12/31

Total revenues                $1,875    $1,993    $2,482    $2,860

Total expenses                1,479     1,428     1,933     1,954
Income before gain on sale    396       565       549       906
<F5>
Gain on sale                  1,193     -           -         -
Net income                   $1,589    $565      $549      $  906


Per common and common equivalent share:


Income before gain on sale    $0.07     $0.09     $0.09     $0.15
<F5>
Gain on sale                   .19        -          -        -
Net income                    $0.26     $0.09     $0.09     $0.15

1993 Quarters Ended            3/31      6/30      9/30      12/31

Total revenues               $1,996    $2,048    $1,763    $1,383

Total expenses                2,078     1,958     2,214     1,379
Income(loss) before
  gains on sales              (82)        90      (451)       4
Gains on sales                   -      2,686       407       493
Net income (loss)             ($82)     $2,776    ($44)     $497

Per Common Share:

Income(loss) before gains
    on sales                  $(0.01)   $0.01     $(0.07)   -
<F6>
<F7>
<F8>
Gains on sales                     -    0.45     0.07     0.08
Net income (loss)             ($0.01)   $0.46        -      $0.08

                                 BEDFORD PROPERTY INVESTORS, INC.
                    SCHEDULE III  -  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            December 31, 1994
                                        (in thousands of dollars)

                                                        Gross Amount
                   Init. Cost to Co.     Cost Cap.      Carried at                         Depr.
                            Bldgs.&      Sub. to      Close of Period
Description        Land    Improve       Acquisi.    Land    Bldg.   Total
OFFICE BUILDINGS:
IBM Building
Jackson, MS      $2,590      $9,142        $699     $2,590  $6,338  $8,928
Woodlands
  Tower II,
  Salt Lake
  City, UT          945       5,805         254        945   6,059   7,004
1000 Town Center Drive
Oxnard, CA        1,785       3,315       1,354      1,785   4,669   6,454
Mariner Court
Torrance, CA      3,221       4,279         176      3,221   4,455   7,676
Village Green
Lafayette, CA       547       1,245          96        556   1,332   1,888

                                           Depr.
                  Accum.      Date         Date       Life
                  Deprec.     Const.       Acqd.      (Years)
IBM Building
Jackson, MS     $1,875        1985         12/85       45
Woodlands Tower
II, Salt Lake
City, UT           194        1990          8/93       45
1000 Town Center
Drive, Oxnard, CA  115        1990         12/93       45
Mariner Court
Torrance, CA       101        1989          1/94       45
Village Green
Lafayette, CA       14        1983          7/94       45


                                                        Gross Amount
                Init. Cost to Co.          Cost Cap     Carried at
                            Blds. &        Sub. to     Close of Period
Description       Land      Improve.       Acquisi.    Land    Bldgs.   Total
INDUSTRIAL BUILDINGS:

Contra Costa Diablo
Industrial Park
Building 3
Concord, CA       495       1,159             8         495     1,167   1,662
Contra Costa Diablo
Industrial Park
Building 8
Concord, CA       877       1,548             3         877     1,551   2,428
Mason Industrial Park
Building 18
Concord, CA       610       1,265            10         610     1,275   1,885
Ninety-Ninth Street
Business Park Building 3
Lenexa, KS        360       2,167             5         360     2,172   2,532
Cody Street Park
Building 6
Overland Park,
 KS               380       1,103           156         380     1,259   1,639
Dupont Industrial
Center
Ontario, CA     3,588       6,162          (83)(G)    3,588     6,079   9,667
Milpitas Town Center
Milpitas, CA    1,899       4,421          120        1,935     4,505   6,440
              $17,297     $41,611       $2,798      $17,342   $40,861 $58,203


                                            Depr.
                   Accum.       Date         Date         Life
Description       Deprec.      Const.       Acqd.        (Years)
INDUSTRIAL BUILDINGS
Contra Costa
Diablo Indusrial
Park, Building 3,
Concord, CA        106        1982         12/90          45
Contra Costa
Diablo Industrial
Park Building 8,
Concord, CA        140        1983         12/90          45
Mason Industrial
Park Building 18
Concord, CA        118        1979         12/90          45
Ninety-Ninth St.
Business Park
Building 3
Lenexa, KS         196        1990         12/90          45
Building 6
Overland Park,
KS                 162        1981         12/90          45
Dupont Industrial
Center
Ontario, CA         90        1989          5/94          45
Milpitas Town
Center
Milpitas, CA        39        1983          8/94          45


                                                 (A) (C) (A)
                                          NOTES TO SCHEDULE III
                                         (in thousands of dollars)



(A) An analysis of the activity in real estate for the years ended December 31, 1994, 1993 and 1992 is presented below:

                               Investment                Accumulated Deprec.
                             1994   1993     1992     1994     1993    1992
BALANCE AT BEGINNING OF PERIOD
                           $41,225 53,874  $85,301    $5,263  $8,321   $8,991
Add (deduct):
  Sale of University
  Tower (D)                  -    (15,946)      -        -    (1,470)    -
  Acquisition of Woodlands
   Tower II                  -      6,884       -        -        -      -
  Sale of Point
   West Place (F)            -      (9,505)    -         -    (3,037)    -
  Acquisition of 1000 Town
  Center Drive               -      5,190      -         -        -      -
  Write-down of Point
  West Place(F)              -      -        (9,290)     -        -      -
  Write-down of Texas Bank
   North (E)                 -      -        (3,631)     -        -      -
  Provision for possible loss
  on University Tower (D)    -      -        (3,200)     -        -      -
  Write-off of Columbia
   Business Center (B)       -      -        (15,681)    -        -    (2,979)
  Write-off of fully
  amortized tenant
  improvements               -       -         (484)     -        -     (484)
  Sale of Texas Bank
  North (E)             (10,131)     -           -    (3,035)     -      -
  Acquisition of
    Mariner Court         7,500      -           -       -        -      -
  Acquisition of
    Dupont Industrial
    Center                9,750      -           -        -       -      -
  Acquisition of
    Village Green         1,792      -           -        -       -      -
  Acquisition of
   Milpitas
   Town Center            6,320      -           -        -       -      -
 Capitalized costs        1,747    728          859       -        -     -
  Depreciation               -      -            -        922    1,449  2,793
BALANCE AT END OF PERIOD $58,203 $41,225    $53,874    $3,150   $5,263 $8,321


(B) In accordance with a Settlement Agreement dated June 3, 1992, between the Company and the first mortgagee, ownership of
    Columbia Business Center was transferred to the first mortgagee and the investment was written off as of June 30, 1992.
(C) The aggregate cost for Federal income tax purposes is $61,299,000.
(D) On October 2, 1991, the Company acquired its partner's interest in the University Tower property. As a result of this transaction, the University Tower investment became wholly-owned. In anticipation of proposed sale, the Company provided a $3,200,000 provision for possible loss related to this investment in 1992. The property was sold on August 18, 1993.
(E) During 1992, it was decided to offer the Texas Bank North Building for sale. In anticipation of such sale, the Company wrote down its investment in this property by $3,631,000 in 1992.
    The property was sold on January 14, 1993.
(F) During 1992, it was decided to offer Point West Place for sale. In anticipation of such sale, the Company wrote down its investment in this property by $9,290,000 in 1992. The property was sold on October 1, 1993.
(G) Rental income guarantee in the amount of $264,000 was received from the seller and accounted for as a reduction of the cost of the property.
                                 SIGNATURES

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

Dated:  March 27, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Peter B. Bedford                     March 27, 1995
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer


/s/ Claude M. Ballard                    March 27, 1995
Claude M. Ballard, Director


/s/ Anthony Downs                                  March 27, 1995
Anthony Downs, Director


/s/ Anthony M. Frank                     March 27, 1995
Anthony M. Frank, Director


/s/ Martin I. Zankel, Esq.               March 27, 1995
Martin I. Zankel, Director


/s/Jay Spangenberg                       March 27, 1995
Jay Spangenberg
Chief Financial Officer


/s/ Hanh Kihara                          March 27, 1995
Hanh Kihara, Controller

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statements on Form S-8 of Bedford Property Investors, Inc. of our report dated February 14, 1995, relating to the consolidated balance sheets of Bedford Property Investors, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, and the related financial statement schedule as of December 31, 1994, which report appears in the December 31, 1994 annual report on form 10-K of Bedford Property Investors, Inc.



San Francisco, California                KPMG Peat Marwick LLP
March 27, 1995

                               Exhibit 10.14


                            EMPLOYMENT AGREEMENT

AGREEMENT made as of February 17, 1993, between ICM Property
Investors, Incorporated, a Delaware corporation ("ICM"), and Peter
B. Bedford ("Bedford").

In consideration of the mutual terms and conditions herein set forth, the parties hereto hereby agree as follows:

1. Employment. ICM hereby employs Bedford, and Bedford hereby accepts employment with ICM, on the terms and conditions herein set forth.

2. Duties and Responsibilities.

(a) Duties. During the term of this Agreement, Bedford shall serve as the chief executive officer and chairman of the Board of Directors (the "Board") of ICM and in such other executive capacities as the Board, from time to time, reasonably may require, including executive services for any subsidiaries now existing or which ICM hereafter may form or acquire to extent that it is feasible for him to provide such services. As chief executive officer, Bedford shall exercise general management and control of all business operations and activities of ICM, its employees and subsidiaries, if any, and shall be responsible for implementation of the general policies and procedures established and formulated by the Board. In connection therewith, Bedford shall devote a majority of his working time during each year providing services to ICM under this Agreement. Bedford shall be entitled to expend the balance of time in connection with outside activities, whether related or unrelated to ICM's business, such as personal or outside business, investment activities or professional activities, so long as such activities do not materially interfere with the performance of Bedford required hereunder.

(b) Control. The duties of Bedford pursuant to this Agreement shall be performed subject only to the policies and directions of the Board, and Bedford's authority and control over the business operations and activities of ICM shall be subordinate to that of no other officer or individual employed by ICM or any of its a f f i 1 iates .

(c) Board Member. The Board shall exert lawful and reasonable efforts to see that Bedford continues to be elected (during the term hereof and any extension or renewal thereof) as a member of the Board, and to see that Bedford continues to be elected (during the term hereof and any extension or renewal thereof) as chairman of the Board. If so elected, Bedford will serve in each such capacity.

3. Term of Employment.

(a) Definitions. For purposes of this Agreement, the following terms shall have the following meanings:

(1) "Termination For Cause" shall mean termination by ICM of Bedford's employment with ICM by reason of his misconduct which has a material adverse affect upon ICM or its reputation or any breach of his fiduciary obligation as an officer or director of ICM.

(2) "Termination Other Than For Cause" shall mean a termination by ICM of Bedford's employment with ICM (other that a Termination For Cause) and shall include a termination as a result of (i) a delivery by ICM of a written notice of termination to Bedford pursuant to
Section 3(d), (ii) a delivery by ICM of a written notice to Bedford to the effect that this Agreement shall not be renewed pursuant to
Section 3(b), or (iii) Bedford's resignation upon any of the following events: Any unlawful interference by ICM with Bedford's performance of any of his duties hereunder; any breach by ICM of any of its obligations under this Agreement; or the failure of Bedford to be reelected as a member or as chairman of the Board, or as Chief Executive Officer.

(3) "Voluntary Termination" shall mean termination by Bedford of Bedford's employment with ICM other than (i) Termination Upon a Change in Control, or (ii) termination by reason of Bedford's death or disability as described in Section 3(e) and 3(f)

(4) "Termination Upon a Change in Control" shallmean a termination by Bedford, in his discretion, of his employment with ICM within 60 days following a "Change in Control." A "Change in Control" means the effecting of any transaction or series of separate transactions, not approved by a majority of the board of directors, involving issuance of shares by ICM or acquisition of shares of ICM which results in the acquisition of voting control by a person, entity or group not having such voting control as of the date of this Agreement. Voting control, as used herein, means ownership of 35% or more of the voting stock of ICM.

(b) Basic Term. Subject to earlier termination as herein provided, the term of Bedford's employment hereunder shall be for 5 years; this Agreement automatically shall be renewed for an additional one year term unless either party notifies the other, in writing, not less than 90 days prior to the end of the original term or any renewal thereof that this Agreement shall terminate at the end of such term or any renewal thereof.

(c) Termination For Cause and Voluntary Termination.

Termination For Cause may be effected by ICM at any time during the term of this Agreement and shall be effected by written notification to Bedford. Upon Voluntary Termination or Termination For Cause, Bedford immediately shall be paid the amounts set for in Section 4(f), all to the date of termination, but Bedford shall not be paid any other compensation or reimbursement of any kind, including, severance compensation.

(d) Termination Other Than For Cause and Upon Change in Control. ICM may effect a Termination Other Than For Cause at any time upon giving 90 days notice to Bedford of such termination. Upon a Termination Other Than For Cause or Upon Change in Control, Bedford immediately shall be paid the amounts set forth in Section 4(f), all to the date of termination, and all severance compensation as provided in Section 5(a), but no other compensation or reimbursement of any kind.

(e) Termination by Reason of Disability. If, during the term of this Agreement, Bedford, in the reasonable judgment of the Board, has failed to perform his duties under this Agreement on account of illness or physical or mental incapacity, and such illness or incapacity continues for a period of more than 6 months, ICM shall have the right to terminate Bedford's employment hereunder by written notification to Bedford and payment to Bedford of the amounts set forth in Section 4(f), all to the date of termination, and disability benefits as provided in Section 5(d), but no other compensation or reimbursement of any kind.

(f) Death. In the event of Bedford's death during the term of this Agreement, Bedford's employment shall be deemed to have terminated as of the last day of the month during which his death occurs and ICM shall pay to his estate the amounts set forth in Section 4(f), all to the date of termination, and death benefits as provided in
Section 5(c), but no other compensation or reimbursement of any kind.

4. Compensation and Benefits. As compensation for Bedford's services during the term of his employment hereunder and to enable Bedford to perform services hereunder, ICM shall provide the following benefits and compensation to Bedford:

(a) Base Compensation. Bedford shall receive an annual salary ("Base Salary") of not less than $150,000 during each year of the term hereof, payable in semi-monthly installments of $6,250 each on the 15th and last day of each month.

(b) Expenses. ICM shall reimburse Bedford upon request for his reasonable travel and entertainment expenses while perfo~ ing services hereunder.

(c) Automobile. During the term of his employment, ICM shall pay to Bedford an amount equal to the sum of (i) a monthly automobile allowance equal to $ ~5C~ per month, (ii) a parking allowance of $ ~ per month and (iii) any amounts he expends for gasoline, oil, repairs and other reasonable expenditures which he may incur in connection with the use of an automobile. The amounts in clauses (i) and (ii) shall be payable on the 15th day of each month; and the amounts in clause (iii) shall be payable promptly following the delivery to ICM of a voucher together with the applicable receipts.

(d) Office Accommodations. ICM shall provide Bedford with office space and secretarial services as are in keeping with his position as chief executive officer and chairman of the Board.

(e) Employee Benefits. During the term of this Agreement, Bedford shall be entitled to receive all other benefits of employment generally available to other members of the management of ICM, including group health, hospitalization, major medical, dental and life insurance benefits and long-term disability insurance.

(f) Payments Upon Termination. The term "amounts set forth in
Section 4(f)" as used in Section 3 shall mean all accrued salary, Incentive Compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits which will be paid in accordance with the applicable plan), any benefits under any plans of ICM in which Bedford is a participant to the full extent of Bedford's rights under such plans, accrued vacation pay, and any appropriate business expenses incurred by Bedford in connection with his duties hereunder.

5. Severance Compensation and Death Benefits. If Bedford's employment is terminated as a result of either (1) a Termination Upon a Change in Control or (2) a Termination Other Than For Cause, then, upon the effective date of such termination, ICM shall make a cash payment to Bedford as severance compensation an in amount equal to 100% of his annual Base Salary (at the level payable at the time of such termination).

(b) No Severance Compensation Upon Other Termination. In the event of a Voluntary Termination, Termination For Cause, termination by reason of Bedford's disability pursuant to Section 3(e), or termination by reason of Bedford's death pursuant to Section 3(f), Bedford or his estate shall not be paid any severance compensation pay.

(c) Death Benefits. In the event of termination of Bedford's employment by reason of Bedford's death, ICM shall pay to Bedford's estate or assignee, as the case may be, a death benefit equal to $
~ ~

(d) Disability Benefits. In the event of termination of Bedford's employment by reason of disability pursuant to Section

3(e), ICM shall pay to Bedford the excess of (i) 75% of Bedford's Base Salary (at the rate payable at the time of termination) over
(ii) amounts received by Bedford from disability insurance carried by ICM, on the semi-monthly dates specified in Section 4(a), hereof, during the period through the term of this Agreement and any extension or renewal thereof. In the event of a termination of Bedford's employment by reason of disability pursuant to Section 3(e), Bedford shall continue to participate in all plans and programs of ICM referred to in Section 4(f), hereof, to the extent that such continued participation is possible under applicable law and the terms and provisions of such plans and programs.

(e) Limit on A~gregate Compensation Upon a Change in Control. Notwithstanding anything else in this Agreement, solely in the event of a Termination Upon a Change in Control pursuant to Section 3(h), the aggregate of the amount of severance compensation paid to Bedford under Sections 3(d) and 5(a) or otherwise shall not include any amount that ICM is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code.

6. Non-Competition. During the term of this Agreement, Bedford shall not carry on or engage in any business which, in the reasonable opinion of the Board, is competitive with the business of ICM, but nothing contained herein shall prohibit Bedford from carrying on or engaging in any business activity which is not so competitive.

7. Indemnification by ICM. ICM shall indemnify Bedford to the fullest extent permitted by law. Without limiting the generality of the foregoing, ICM shall indemnify and save and hold Bedford harmless from and in respect of all (a) fees, costs, expenses, and liabilities (including reasonable attorneys' fees) incurred in connection with or resulting from any claim, action, or demand against him that arises out of or in any way related to ICM or any of its affiliates, or its properties, businesses, or affairs and (b) such claims, actions, and demands and any loses or damages resulting from such claims, actions and demands including amounts paid in settlement or compromise (if recommended by attorneys for ICM) of any such claim, action or demand; provided, however, that the indemnification provided by this Section shall apply to Bedford only so long as Bedford acts in good faith and is not found to be guilty of recklessness or willful or wanton misconduct.

The termination of any action, suit, or proceeding by judgement, order, settlement, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that Bedford acted with recklessness or willful or wanton misconduct. The Board shall take all actions reasonably requested by Bedford to implement this Section 7, including all actions necessary under the law of Delaware (or amendments or successors thereto) to effect such indemnification of Bedford. Without limiting the provisions of this Section 7, ICM shall furnish Bedford with an indemnification agreement with the same terms and provisions as those provided to the directors of ICM who are unaffiliated with Bedford or any affiliate of Bedford.

8. Assignment. Recognizing the personal characteristics of the services to be performed by Bedford hereunder, Bedford shall not assign his obligations under this Agreement, and any assignment thereof shall be null and void. Otherwise, the rights and obligations hereunder shall inure to the benefit of, and binding upon, the respective parties hereto, their heirs, executors, administrators, successors and assigns.

9. Applicable Law. The provisions of this Agreement shall be interpreted under, and performance of the parties hereto shall be governed by, the internal laws of the State of California.

10. Arbitration of Disputes: Attorneys' Fees. Any controversy or claim arising out of or related to this Agreement, or the breach thereof, shall be resolved by arbitration in accordance with the Employment Dispute Resolution Rules of the American Arbitration Association, and judgment upon award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. The prevailing party shall be entitled to have and recover from the losing party reasonable attorneys' fees and costs. The prevailing party shall be determined by the arbitrator(s) based upon an assessment of which party's major arguments made or positions taken in the proceedings fairly could be said to have prevailed over the other party's major arguments or positions on major disputed issues in the arbitrator(s)' decision.

11. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to be duly made or given when personally delivered to the appropriate party or three days after their deposit in the United States mail, first class, postage prepaid, return receipt, addressed, in the case of ICM, to:

ICM Property Investors Incorporated 3658 Mt. Diablo Blvd., Suite 210 Lafayette, CA 94549 and, in the case of Bedford, to:

Peter B. Bedford
ICM Properties Investors Inc.
3658 Mt. Diablo Blvd., Suite 210
Lafayette, CA 94549

or at such other addresses as are specified in notices given by the parties pursuant to the procedures of this Section. All notices and other communications to Bedfor~ shall be marked conspicuously with the phrase ~personal."

The parties hereto have executed this Agreement as of the date first set forth above.
ICM PROPERTY INVESTORS INC.