Form 10-K/A
period 1994-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1995-05-01
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-K/A


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   x    No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
The aggregate market value of the voting stock held by non-affiliates of Registrant as of February 17, 1995, was approximately $24,746,000. The number of shares of Registrant's common stock, par value $0.01 per share, outstanding as of February 17, 1995, was 5,976,900.

The undersigned Registrant hereby amends and supplements its Report on Form 10-K, dated March 27, 1995, by adding the following thereto:

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors of the Company

All directors are elected to serve until their successors are duly elected and qualify.


                                                         Shares
                    Business Experience       DirectorBeneficially
Name           Age  During Past Five Years    Since        Owned(1)

Claude M.
Ballard        65   Chairman (1992-1994) and   1992        1,000
                    a member (since 1987)
                    of the Board of Rockefeller Center
                    Properties, Inc.(a real estate investment trust);
                    Limited Partner of The Goldman Sachs Group,
                    L.P. (since 1989); Limited Partner of Goldman
                    Sachs & Co. (1988-1989); Director of American
                    Building Maintenance Industries, Inc. (1981-1994)
                    (building maintenance); Director of CBL &
                    Associates (since 1993); Director of Taubman
                    Centers, Inc.(since 1993) (a real estate investment trust); Trustee of Mutual Life Insurance Company of New York (1989-1994); Chairman of Merit
                    Equity Partners, Inc. (since 1989) (property acquisition and management); Director of Horizon
                    Hotels, Inc. (since 1990) (hotel ownership and management).

Peter B.
Bedford    57       Chairman of the Board and          1992     1,511,825(2)
                    Chief Executive Officer of the
                    Company (since 1992); Chairman
                    of the Real Estate Center Advisory Board of the
                    Wharton School at the University of Pennsylvania
                    (1992-1994); Chairman of the Board of Kingswood
                    Realty Advisors, Inc. (1990-1994) (investment and asset management); President of Bedford Properties
                    Holdings, Ltd. (formerly Bedford Properties,
                    Inc.) (since 1962) (real estate development and property management); Director of BankAmerica
                    Corporation (since 1987); Director of Bixby Ranch
                    Company (since 1985) (a real estate investment company).




Anthony Downs  64   Director of General Growth             1992        500
                    Properties, Inc. (since 1992)
                    (a real estate investment trust);
                    Senior Fellow at the Brookings Institution
                    (since 1977) (non-profit policy research organization);
                    Director of Massachusetts Mutual Life Insurance Co.
                    (since 1993); Director of Pittway Corporation
                    (since 1971) (manufacturing company); Director of the Urban Land Institute (since 1979); Director of Urban Institute (since 1977); Director of NAACP
                    Legal Educational & Defense Fund, Inc. (since 1986);
                    Director of NHP Foundation (since 1991); Executive
                    Consultant to Salomon Brothers (1986-1994) and Aetna
                    Realty Investors (since 1977).

Anthony M.
Frank        63     Chairman of Acrogen, Inc.          1992         1,000
                    (since 1992) Director of Charles
                    Schwab & Co., Inc.;
                    Director of Irvine Apartment Communities, Inc.
                    (since 1993) (a real estate investment trust);
                    Director of General American Investors; Director of Living Centers of America (retirement centers);
                    Director of Adia Temporary Services (1994);
                    Director of Temple-Inland (since 1992) (a forest products company); Postmaster General of the United States (1988-1992); Chief Executive
                    Officer of First Nationwide Bank (1971-1988).

Martin I.
Zankel,Esq. 60      Senior Partner of the law firm     1992        20,000
                    Bartko, Zankel, Tarrant & Miller
                    and predecessor firms (since
                    1979); Chairman of the Board and Chief Executive
                    Officer of Landsing Pacific Funds, Inc. (since 1992)
                    (a real estate investment trust).

(1) The percentage of the shares of Common Stock of the Company beneficially owned by each director-nominee, other than Mr. Bedford as described below, is equal to no more than 1% of the shares of Common Stock outstanding. Additionally, each of these directors has exercisable options to acquire 70,000 shares. Voting power and investment power are not shared with others unless specifically stated.
(2) Includes 100,000 shares owned by Mr. Bedford's daughter. Mr. Bedford thus beneficially owns 1,511,825 shares of Common Stock of the Company in an aggregate amount equal to 25.29% of the presently outstanding shares. Mr. Bedford has sole voting power with respect to all of said shares.
Mr. Bedford has sole voting power with respect to 200,000 shares owned by his two sons. Additionally, Mr. Bedford has exercisable options to acquire 95,000 shares.

Executive Officers of the Company

The following four (4) persons serve as executive officers of the Company:

                                                         Shares
                      Principal Positions and            Beneficially
     Name      Age    Business Experience                 Owned

Peter B. Bedford 57   Chairman of the Board and          1,511,825
                      Chief Executive Officer
                      of the Company (since 1992);
                      Chairman of the Real Estate Center
                      Advisory Board of the Wharton
                      School at the University of
                      Pennsylvania (1992-1994); Chairman
                      of the Board of Kingswood Realty
                      Advisors, Inc. (1990-1994) (investment
                      and asset management); President of Bedford
                      Properties Holdings, Ltd. (formerly
                      Bedford Properties, Inc.) (since 1962)
                      (real estate development and property management);
                      Director of BankAmerica Corporation (since 1987);
                      Director of Bixby Ranch Company (since 1985) (a real estate investment company).

Donald A. Lorenz   45  Executive Vice President of the               0
                      (since September 1994); Chief Executive
                      Officer of Tri-Ox,(a manufacturing
                      company) (1993-1994); Executive
                      Vice President of Bedford Holdings Ltd.
                      (1989-1993); Managing Partner of Armstrong,
                      Gilmour & Associates, (1979-1989)
                      (a certified public accounting firm).

Hanh Kihara      47   Controller of the Company                      0(1)
                      (since 1993) Controller (1991-1993)
                      and Assistant Controller (1990-1991)
                      of Bedford Properties Holdings, Ltd.;
                      Manager of Armstrong, Gilmour
                      & Associates (1988-1990);
                      Certified Public Accountant
                      (since 1989).

Jay Spangenberg  32   Chief Financial Officer of                5,900(1)
                      the Company (since 1994) and Vice
                      President Finance (1993); Project
                      Manager of Kemper Real Estate
                      Management Company (1992-1993);
                      Assistant Treasurer of Bedford Properties,
                      Holdings, Ltd.(1990-1992);
                      Assistant Vice President of Bank
                      of America 1985-1990).

(1) In addition, each of these two executive officers has exercisable options to acquire 8,750 shares.

Item 11 - Executive Compensation

Compensation of Executive Officers

     The following table sets forth information regarding compensation paid by the Company for services rendered during the past three years for the Company's Chief Executive Officer and the two most highly compensated executive officers of the Company who were employed by the Company as of the December 31, 1994 (collectively, the "Named Executive Officers"). No executive officer other than the Named Executive Officers earned more than $100,000 in any year. The salaries of the two Vice Presidents-Acquisitions were, as of December 31, 1994, paid by BPI Acquisitions, then a separate
division of the Company which was funded by Mr. Bedford.    A separate
corporation, wholly-owned by Peter Bedford, has since been formed, and the acquisition personnel are now employed directly by that entity. See "Certain Relationships and Related Transactions -- Cost of Acquisitions." Prior to July 1992, the Company's affairs were managed by Kingswood Realty Advisors, Inc., and the Company had no salaried employees.


                        SUMMARY COMPENSATION TABLE


                                                      Securities Underlying
                              Annual Compensation(1)        Options/SARS
Name and Principal Position  Year             Salary   Options         SARs

Management of Bedford Property
 Investors:

Peter B. Bedford,
Chief Executive Officer(2)   1994          $156,013   10,000(3)        -0-
                                                      50,000(4)
                             1993          $129,615   10,000(3)        -0-
                             1992              -0-    50,000(3)        -0-
Management of BPI Acquisitions:

John Papini,
Vice President-
  Acquisitions(5)            1994         $147,988    20,000(6)     10,000
                             1993         $ 86,135    10,000(4)        -0-

Robert E. Pester,
Vice President-
  Acquisitions(7)             1994       $131,195     30,000(6)     10,000

_________________________

(1) The Company did not pay any bonuses to any of the Named Executive Officers during the fiscal years covered by the table.
(2) Mr. Bedford did not commence employment with the Company until February 1993. He began serving as a director of the Company in December 1990.
(3)  Represents stock options granted pursuant to the Directors' Stock Option
Plan.
(4)  Represents stock options granted pursuant to the Employee Stock Option
Plan.
(5) Mr. Papini commenced employment with the Company in February 1993 and is no longer employed by the Company.
(6) 10,000 of which represent either stock options or stock appreciation rights ("SARs"), at the option of holder thereof, granted under the Employee Stock Option Plan.
(7)  Mr. Pester commenced employment with the Company in February 1994.

     Employment Contract   On February 16, 1993, the Company entered into an
employment agreement (the "Employment Agreement") with Mr. Bedford, Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the Employment Agreement, the Company pays Mr. Bedford $150,000 on an annual basis commencing February 17, 1993. Mr. Bedford devotes a majority of his time to Company affairs. The Employment Agreement has a five-year term, expiring February 17, 1998, providing for a one-year notice of cancellation or severance equal to one year's salary.

     Employee Stock Option Plan. A total of 1,800,000 shares of the Company's Common Stock have been reserved for issuance under the Company's Employee Stock Option Plan (the "Employee Stock Option Plan") adopted by the Board of Directors in 1985 and amended and approved by the Company's stockholders on June 9, 1993. The Employee Stock Option Plan expires by its own terms in 2003.

     The Employee Stock Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, non-qualified stock options and SARs to officers, key employees and consultants of the Company. Incentive stock options may be granted only to employees. The Employee Stock Option Plan is administered by the Compensation Committee, which determines the terms of options and SARs granted, including the exercise price, the number of shares subject to the option, and the option's exercisability. Options granted to employees are exercisable upon vesting, but typically vest over a four-year period.

     The Employee Stock Option Plan requires that the exercise price of incentive stock options be at least equal to the fair market value of such shares on the date of grant and that the exercise price of non-qualified stock options be equal to at least 85% of the fair market value of such shares on the date of grant. The maximum term of options granted under the Employee Stock Option Plan is ten years. Incentive stock options may not be granted to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock.

     SARs may be granted in conjunction with stock options granted under the Employee Stock Option Plan and entitle the holder to receive the difference between the fair market value and the exercise price of the Common Stock receivable upon exercise of the underlying option. The value of a SAR may be paid in cash or Common Stock, at the option of the Company. A SAR granted in tandem with an incentive stock option may not be exercised if a previously issued incentive stock option or related SAR held by such person remains outstanding. The exercise of a SAR results in the termination of the related option on a share-for-share basis. Shares covered by such terminated options are not eligible for reissuance under the Employee Stock Option Plan.

 Compensation of Directors

     Directors for the Company not employed by the Company are currently paid an annual retainer fee of $12,500 and an additional fee of $2,500 for each Board meeting attended. Any Director attending in person a duly constituted meeting of a committee of the Board of Directors of which such Director is a member shall receive, in addition to any other fees to which he may be entitled, a separate meeting attendance fee equal to $2,500 for his attendance in person at any such committee meeting not held on the same day, the day preceding or the day following a regular or special meeting of the Board of Directors. Any Director of the Company who participates in a regular or special meeting of the Board of Directors by conference telephone or similar communications equipment shall receive $600 for each such meeting. Directors are reimbursed for out-of-pocket expenses in connection with attendance at meetings. To the extent a Director travels to conduct a site inspection of a property to be acquired by the Company, such Director is paid $1,000 per day and reimbursed for related travel expenses. Directors receive no other compensation for their services on behalf of the Company (except under the 1992 Directors' Stock Option Plan).

     1992 Directors' Stock Option Plan.  The 1992 Directors' Stock Option
Plan (the "Directors' Plan") was approved by the stockholders on June 9, 1993. Under the Directors' Plan, members of the Board of Directors are granted non-qualified stock options with the aggregate number of such options not to exceed 500,000. The Directors' Plan is administered by the Compensation Committee of the Board of Directors of the Company. Pursuant to the Directors' Plan, each first year director is granted 50,000 options on the date of their first annual meeting and an additional 10,000 options on the date of each successive annual meeting provided they are re-elected to the Board. On May 20, 1992, subject to subsequent approval of the Directors' Plan by the Company's stockholders, each of the five Directors was granted 50,000 options, each option representing the right to purchase one share of Common Stock at an exercise price of the then market price (as defined in the Directors' Plan) of $2.665 per share. On June 9, 1993, each of the same five Directors was granted an additional 10,000 options at the then market price of $3.856 per share. On May 18, 1994, each of the same five Directors was granted an additional 10,000 options at the then market price of $6.483 per share. Options granted under the Directors' Plan are exercisable six months from the date of the grant. As of November 18, 1994, all 350,000 options granted under the Directors' Plan were exercisable. As of March 31, 1995, no options granted under the Directors' Plan had been exercised. As of March 31, 1995, the market value of Common Stock subject to options under the Directors' Plan, as measured by the closing price on the New York Stock Exchange, was $5.625 per share.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during 1994 were Messrs.
Downs, Frank and Zankel. None of these individuals was an officer or employee of the Company at any time during the year ended December 31, 1994, nor has any of these individuals ever been an officer of the Company or any of its subsidiaries. In addition, none of the executive officers of the Company served on the compensation committee of another entity or as a director of an entity which employs any of the members of the Compensation Committee.

Compliance With Section 16

     Mr. Bedford did not file a Form 4 in connection with certain transactions involving the sale of shares held by Kingswood Realty Advisors, Inc., which is now subject to bankruptcy proceedings. In addition, Mr. Bedford did not file a Form 4 with respect to the transfer of shares in certain other transactions. Mr. Bedford filed a Form 5 at year end reporting all of such sales.

Option Grants

     The following table sets forth certain information concerning options/SARs granted during 1994 to the Named Executive Officers.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       % of Total                               Potential
                        Options/                            Realizable Value
              Number of   SARs    Exercise                     at Assumed
             Securities Granted     or                         Annual Rates
             Underlying  to Emp     Base                       of Stock Price
              Options     in      Price                     Appreciation
                SARs     Fiscal    ($/      Expiration    for Option Term(3)
Name           Granted    Year     Share)      Date        0%   5%      10%
Peter B.
Bedford      10,000(1)  5.2%     6.483      11/18/99       0    17,910  39,580
             50,000(2)  26.2%     7.00      5/18/99        0    96,700 213,700

John Papini  10,000(2)  5.2%       7.0      5/18/99        0    19,340  42,740
             10,000(2)  5.2%     6.875      9/23/04        0    43,240 109,570

Robert E.
Pester       10,000(2)  5.2%      7.00      5/18/99        0    19,340  42,740
             10,000(2)  5.2%     6.875      3/16/04        0    43,240 109,570
             10,000(2)  5.2%     6.875      9/23/04        0    43,240 109,570

(1) Stock Options granted pursuant to 1992 Directors Stock Option Plan, which options vest and become exercisable six months from the date of grant.
(2) Stock Options granted pursuant to Employee Stock Option Plan, which options vest and become exercisable at a rate of 25% per year either from the date of employment or the date of grant.
(3) Potential Realizable Value is based on the assumed growth rates shown for each of the grants, over their option term of either five or ten years. These potential values are listed in order to comply with Securities and Exchange Commission regulations, and the Company cannot predict whether these values will be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock.

     In addition to the options indicated above, on May 18, 1994, 51,000 options were granted to officers and employees other than the Named Executive Officers under the Company's Employee Stock Option Plan (the "Employee Plan") at the then market price of $7.00 per share, the closing price on the New York Stock Exchange on that day. Additionally on September 23, 1994, 30,000 options (or SARs, at the option of the holder) were granted at the then market price of $6.875 per share. Such options vest and become exercisable at a rate of 25% per year from either the date of employment or the date of grant. In general, the Employee Plan provides that all options held by an officer or employee shall be canceled upon termination of employment and after the expiration of specified time periods during which the optionee may exercise his or her options. As of March 31, 1995, the market value of Common Stock subject to options under the Employee Plan, as measured by the closing price on the New York Stock Exchange, was $5.625 per share. No stock options or SARs were exercised in 1994.


Aggregate Option Values at Year-End 1994

     No Named Executive Officer exercised any stock options or SARs in 1994. The following table sets forth the number and aggregate dollar value of Named Executive Officers' unexercised options at the end of 1994.


                           AGGREGATED OPTION/SAR
                       EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES


                                                  Value of Securities
                   Number of Securities           Unexercised in-the-
                   Underlying Unexercise           Money Options at
                   Options/SARs at FY-End               FY-End
Name             Exercisable Unexercisable      Exercisable      Unexercisable

Peter B. Bedford    82,500      37,500             $158,190           $0

John Papini          5,000      25,000               $3,125       $9,375

Robert E. Pester        0       30,000               $0               $0


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information as of April 30, 1995, with respect to each person who is known by the Company to own beneficially more than 5% of the shares of its Common Stock, and with respect to shares owned beneficially by all directors and officers of the Company as a group:

                              Number of
                                Shares            Percent
                              Beneficially      Outstanding
Name and Address                Owned              Shares

Peter B. Bedford            1,511,825(1)            25.39%
270 Lafayette Circle
Lafayette, CA  94549

All Directors and Officers    1,551,225(2)          25.95%
as a group (10 persons)

(1)Includes 100,000 shares owned by Mr. Bedford's daughter.
(2) Additionally, the directors and officers as a group have exercisable options to acquire 397,500 shares.


Item 13.  Certain Relationship and Related Transactions.

Cost of Acquisitions

From February 1993 until December 31, 1994, all of the Company's activities relating to debt and equity financings and the acquisition of new properties (the "Acquisition Services") have been handled under an arrangement with Mr. Bedford whereby he provides acquisition and financing personnel (the "Acquisition Personnel"), allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford was paid a fee by the Company equal to the lesser of either (a) 1-1/2% of the gross amount raised or of the purchase price of the property, as the case may be, or (b) an amount equal to (i) the aggregate amount of costs funded by Mr. Bedford through the time of such acquisition or financing minus (ii) the aggregate amount of fees previously paid to Mr. Bedford pursuant to such arrangement. In no event would the aggregate amount of fees paid to Mr. Bedford exceed the aggregate amount of costs funded by Mr. Bedford. Such fees were capitalized by the Company as part of the direct costs of acquisition and financing activities. As of December 31, 1994, the Company had paid Mr. Bedford an aggregate of $903,000 pursuant to this arrangements, which was $712,000 less than the amount of total acquisition and financing costs funded by Mr. Bedford. Commencing as of January 1, 1995, the Acquisition Services have been performed by a corporation wholly owned by Mr. Bedford. Accordingly, the Acquisition Personnel previously employed by the Company are now employed by that Corporation. The financial terms of the arrangement remain unchanged.

Other Transactions

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

Dated:    May 1, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Peter B. Bedford                            May 1, 1995
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer


/s/ Claude M. Ballard                           May 1, 1995
Claude M. Ballard, Director


/s/ Anthony Downs                               May 1, 1995
Anthony Downs, Director


/s/ Anthony M. Frank                            May 1, 1995
Anthony M. Frank, Director


/s/ Martin I. Zankel, Esq.                      May 1, 1995
Martin I. Zankel, Director


/s/ Jay Spangenberg                             May 1, 1995
Jay Spangenberg
Chief  Financial Officer


/s/ Hanh Kihara                                               May 1, 1995
Hanh Kihara, Controller