Form 10-Q
period 1995-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1995-05-08
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1995.

     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     _____________.


                  Commission File Number  1-8822

                 BEDFORD PROPERTY INVESTORS, INC.
      (Exact name of Registrant as specified in its charter)

       MARYLAND                                          68-0306514
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification No.)


270 Lafayette Circle, Lafayette, CA                           94549
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (510) 283-8910


Indicate by check mark whether Registrant (1) has filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that Registrant was required to file such reports and (2) has been subject to such filing requirements for
the past 90 days.   Yes  x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                   Class                        Outstanding as of  May 8,1995
Common Stock, $0.01 par value             5,976,900
                 BEDFORD PROPERTY INVESTORS, INC.

                               INDEX



PART I.  FINANCIAL INFORMATION                         Page

  ITEM 1.  FINANCIAL STATEMENTS

     Statement                                           2

     Consolidated Balance Sheets as of March 31, 1995
       and December 31, 1994                              3

     Consolidated Statements of Income for the three
       months ended March 31, 1995 and 1994               4

     Consolidated Statements of Stockholders' Equity
       for the three months ended March 31, 1995
       and the year ended December 31, 1994               5

     Consolidated Statements of Cash Flows for the three
        months ended March 31, 1995 and 1994              6

     Notes to Consolidated Financial Statements         7-10

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis of Results of Operations
       and Financial Condition                         10-12


PART II.  OTHER INFORMATION

  Items 1-6                                            12-13

SIGNATURES                                               14

                 BEDFORD PROPERTY INVESTORS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             STATEMENT

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to stockholders for the year ended December 31, 1994.

                BEDFORD PROPERTY INVESTORS, INC.
                   CONSOLIDATED BALANCE SHEETS
       (in thousands, except share and per share amounts)


                              March 31, 1995
                              (unaudited)              December 31, 1994
ASSETS:
  Real estate investments:
    Office buildings - held for sale    $ 8,934             $ 8,928
    Office buildings - held for
     investment                          23,052              23,022
    Industrial buildings                 26,292              26,253

                                         58,278              58,203
    Less accumulated depreciation         3,451               3,150

                                         54,827              55,053


  Cash                                    1,018               4,733
  Other assets                            2,497               2,508

         Total assets                   $58,342             $62,294


LIABILITIES AND STOCKHOLDERS'
EQUITY:

  Bank loan payable                      18,273              22,400
  Accounts payable and accrued expenses   1,001                 850
  Dividend payable                          568                 568
  Acquisition payable                       600                 600
  Other liabilities                         930                 944
               Total liabilities         21,372              25,362

  Stockholders' equity:
  Preferred stock, par value $0.01 per
    share;authorized 10,000,000
    shares, issued none                      -              -
  Common stock, par value $0.01 per
     share; authorized 30,000,000
      shares; 5,976,900 shares issued
      and outstanding                          60                60
  Additional paid-in capital              107,151           107,151
  Accumulated losses and distributions
        in excess of net income           (70,241)          (70,279)


       Total stockholders' equity          36,970            36,932


             Total liabilities and
               stockholders' equity       $58,342           $62,294
    See accompanying notes to consolidated financial statements.

                       BEDFORD PROPERTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (unaudited)
       (in thousands, except share and per share amounts)

                                         1995               1994
Income:
  Property operations:
    Rental income                       $2,662              $1,856
    Rental expenses:
      Operating expenses                   662                 515
      Real estate taxes                    232                 205
      Depreciation and amortization        341                 394

  Income from property operations        1,427                 742

  Interest income                           11                  19

                                         1,438                 761
Expenses:
  Interest                                 462                  69
  General and administrative               370                 296

                                           832                 365

Income before gain on sale                 606                 396

Gain on sale:
    Real estate investment                   -               1,193

        Total gain on sale                   -               1,193

Net income                               $  606            $ 1,589

Per common and common equivalent share:
      Income before gain on sale            0.10              0.07
      Gain on sale                           -                0.19

Net income per common and common
  equivalent share                        $ 0.10             $0.26

Weighted average number of common
  and common equivalent shares outstanding  6,138,530     6,136,263

       See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE THREE MONTHS ENDED MARCH 31, 1995 (unaudited)
              AND THE YEAR ENDED DECEMBER 31, 1994
              (in thousands, except per share data)

                                                 Accumulated
                                                 losses and
                                     Additional distributions          Total
                       Common          paid-in   in excess of   stockholders'
                        stock          capital    net income          equity

Balance,
December 31, 1993       $60            $107,147   $(71,766)         $35,441

Issuance of common stock   -                  4       -                   4

Net income                 -                  -      3,609            3,609

Dividends ($0.355 per share)    -            -      (2,122)          (2,122)

Balance,
December 31, 1994     $60               107,151    (70,279)           36,932

Net income               -                  -          606               606

Dividend ($0.095 per
share)                      -                -         (568)           (568)


Balance, March 31, 1995   $60          $107,151    $(70,241)        $36,970


     See accompanying notes to consolidated financial statements.

                   BEDFORD PROPERTY INVESTORS
              CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (unaudited)
                         (in thousands)


                                             1995           1994


Operating Activities:
  Net income                                 $   606      $ 1,589
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization              406          443
      Gain on sale of real estate investment       -       (1,193)
      Change in operating assets and
            liabilities, net                      43         (409)

Net cash provided by operating activities      1,055          430

Investing Activities:
  Investments in real estate                     (75)      (7,666)
  Proceeds from sale of real estate investment     -        8,289

Net cash provided (used)
  by investing activities                        (75)         623

Financing Activities:
  Proceeds from bank loan                        750        9,438
  Repayments of bank loan                     (4,877)     (11,059)
  Payment of dividends                          (568)        (418)

Net cash used by financing activities         (4,695)      (2,039)

Net decrease in cash                          (3,715)        (986)
Cash at beginning of period                    4,733        4,930

Cash at end of period                       $  1,018     $  3,944

Supplement disclosure of cash flow information
  Cash paid during the period for interest  $    409     $     24

See accompanying notes to consolidated financial statements.

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

Note 2.  Real Estate Investments

The following table sets forth the Company's real estate investments as of March 31, 1995 (in thousands):


                                                 Less
                                             Accumulated
                         Land      Building     Depreciation     Total

Office Buildings:

IBM Building(1)       $2,590        $6,344            $1,925        $ 7,009

Woodlands Tower II       945         6,082               236          6,791

1000 Town Center
  Drive                1,785         4,670               178          6,277

Mariner Court          3,221         4,456               128          7,549

Village Green            556         1,337                22          1,871

    Subtotal           9,097        22,889             2,489         29,497


Industrial Buildings:

Building 3
Contra Costa Diablo
  Industrial Park        495         1,167               112          1,550

Building 8
Contra Costa Diablo
  Industrial Park        877         1,551               149          2,279

Building 18,
Mason Industrial
  Park                   610         1,283               126          1,767

Building 6, Cody
Street Park              380         1,259               176          1,463

Building 3, Ninety-Ninth
Street Park              360         2,172               208          2,324

Dupont Industrial
 Center                3,588         6,104               127          9,565

Milpitas Town Center   1,935         4,511                64          6,382

     Subtotal          8,245        18,047               962         25,330


                     $17,342       $40,936            $3,451        $54,827


(1) Offered for sale.

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

Milpitas Town Center
The property, consisting of two suburban research and development buildings
and
3.1 acres of entitled land, is located in Milpitas, California. It was purchased for $6,320,000 or $62 per square foot (excluding the undeveloped land), on August 11, 1994. The property has a Phase I environmental site assessment which indicates that the groundwater under the property either has been or may in the future be impacted by the migration of contaminants
originating from an off-site source.   The responsible party has begun
remediation pursuant to a clean-up program which is backed by an insurance policy from CIGNA up to $10 million. The Company does not believe that this environmental matter will impair the future value of the property, although there can be no assurance in this regard.

There has been no significant development in environmental matters or proceedings since the filing of the Company's 1994 Annual Report on Form 10-K.

The Company internally manages the majority of its properties and maintains centralized financial record keeping. For the IBM Building and Woodlands Tower
II, the Company has subcontracted on-site maintenance to local maintenance firms.

Note 3.  Related Party Transactions

Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled through an arrangement with Mr. Bedford whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal to the lesser of (a) 1-1/2% of the gross amount raised or 1-1/2% of the purchase price of the property, as the case may be, or (b) an amount equal to (i) the aggregate amount of costs funded by Mr. Bedford through the time of such acquisition or financing minus (ii) the aggregate amount of fees previously paid to Mr. Bedford pursuant to such arrangement. In no event does the aggregate amount of fees paid to Mr. Bedford exceed the aggregate amount of costs funded by Mr. Bedford.
Such fees are capitalized by the Company as part of the direct costs of acquisition and financing activities. As of March 31, 1995, the Company had paid Mr. Bedford an aggregate of $903,000 pursuant to this arrangement, which was $963,000 less than the amount of total acquisition and financing costs funded by Mr. Bedford.

The Company is leasing 2,400 square feet of industrial space on a month-to-month basis at a market rental rate of $1,288 per month to a company wholly owned by Mr. Bedford.

Note 4.  Bank Loan Payable

In December 1993, the Company concluded an agreement with Bank of America for a $20 million revolving line of credit for real estate acquisitions. In August
1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or an offshore rate, similar to LIBOR, plus 3.00%. The facility is secured by mortgages on Woodlands Tower II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town
Center Drive, and Dupont Industrial Center. At March 31, 1995, the Company had outstanding borrowings of $18,273,000 under the credit facility and a letter of credit issued under the facility in the amount of $600,000.

The daily weighted average amount owing to the bank was $17,867,000 and $1,300,000 in the first three months of 1995 and 1994, respectively. The weighted average interest rate in these periods was 9.04% and 6.85%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Three Months Ended March 31, 1995 Compared with Three Months Ended March 31, 1994

Income
Income from property operations (defined as rental income less rental expenses) increased $685,000 or 92.3% for the three months ended March 31, 1995, as compared to the same period in 1994. This is due primarily to an increase in rental income of $806,000 for the first three months in 1995 compared to the first three months in 1994, offset by an increase in rental expenses of $121,000. The increase in rental income and expenses is primarily attributable to the increase in real estate investments.

Expenses
Interest expense, which includes amortization of loan fees, increased $393,000 or 569.6% for the first three months of 1995 compared with the same period in 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility combined with the increase in interest rates. The amortization expense of loan fees was $56,000 and $46,000 in the first three months of 1995 and 1994 respectively. General and administrative expenses increased $74,000 or 25% for the first three months of 1995 compared with the same period in 1994. The increase is attributable to the increased administrative costs associated with a larger real estate portfolio.

Gain on Sale
On January 14, 1994, the Company sold its investment in the Texas Bank North Building for $8,500,000 and recorded a gain of $1,193,000. The gain on the sale of the Texas Bank North Building primarily reflected a prior write-down of this asset based on a previous estimate of net realizable value.

Liquidity and Capital Resources

During the three months ended March 31, 1995, the Company's operating activities and bank borrowings provided cash flow in the amount of $1,805,000. The Company funded $75,000 of real estate investments, paid down the credit facility by $4,877,000, and distributed dividends of $568,000.

In December 1993, the Company secured a $20 million revolving credit facility with Bank of America. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center,
Village Green, and Milpitas Town Center during the first nine months of 1994. To minimize interest expense, the Company utilized a portion of its available cash resources to reduce the outstanding borrowings under the line of credit. The Company may re-borrow such amounts at its discretion. At March 31, 1995, the Company was in compliance with the covenants and requirements of its revolving credit facility with Bank of America.

In October 1994, the Company obtained a commitment from Bank of America to increase its $23 million revolving line of credit to $60 million. The availability of the increased commitment is subject to several performance conditions which the Company believes it will be able to satisfy. Among other provisions, the commitment provides for a three year term and a more competitive
interest rate structure.   The commitment expired on March 31, 1995.  In
April,
Bank of America agreed to provide the Company with a six-month extension of the commitment from March 31, 1995 to September 30, 1995.

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

The ability to obtain mortgage loans on income producing property is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage lending institutions to make loans secured by real property. The ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at commercially reasonable rates.

Potential Factors Affecting Future Operating Results

For the period ended March 31, 1994, net income was positively affected by the gain on sale of real estate investment. The Company does not anticipate that its 1995 net income will be materially impacted by gains on sales of real estate investments.

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company anticipates that its results from operations in 1995 will be impacted negatively by recent increases in interest rates and substantial borrowings to finance property acquisitions.

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1995 may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. In 1995, both Contra Costa Diablo Building 3 and Building 8 will experience significant vacancies. However, the Company expects to release the vacant spaces without any material adverse impact on 1995 operations. In addition, the Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, however, could result in an increase in the Company's borrowing costs.

Dividends

Dividends declared for the first quarter of 1995 were $0.095 per share. Consistent with the Company's policy, the dividend declared for the last quarter of 1994 was paid in 1995; as a result, the Company's statement of cash flows for the period ended March 31, 1995 and 1994 reflects dividends declared for the fourth quarter of 1994 and 1993, respectively. The dividends declared for the fourth quarter of 1994 and 1993 were $0.095 and $0.07 per share, respectively.

Funds From Operations

Funds From Operations (FFO) during the three months ended March 31, 1995 and
1994 amounted to $956,000 and $793,000 respectively.   FFO was determined in
accordance with the National Association of Real Estate Investment Trusts' interpretation published in March, 1995. FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of assets related to real estate, after adjustments for unconsolidated ventures. FFO, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

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



B.        Reports on Form 8-K

          Registrant filed no current report on Form 8-K during the quarter covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 8, 1995

                         BEDFORD PROPERTY INVESTORS, INC.
                              (Registrant)



                         By:  _/s/ PETER B. BEDFORD_________________
                                Peter B. Bedford
                                Chairman of the Board and
                                Chief Executive Officer



                         By:  _/s/ JAY SPANGENGERG__________________
                                Jay Spangenberg
                                Chief Financial Officer
                                (Principal Financial Officer)



                         By:  _/s/ HANH KIHARA _______________________
                                Hanh Kihara
                                Controller
                                (Principal Accounting Officer)