Form 10-Q/A
period 1995-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1995-08-07
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q/A

x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1995.

     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     _____________.


                  Commission File Number  1-12222

                 BEDFORD PROPERTY INVESTORS, INC.
      (Exact name of Registrant as specified in its charter)

       MARYLAND                                          68-0306514
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification No.)


270 Lafayette Circle, Lafayette, CA                           94549
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (510) 283-8910


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

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED BALANCE SHEETS (Unaudited)
              (in thousands, except share amounts)


                                   March 31, 1995           December 31, 1994
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

                       BEDFORD PROPERTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (Unaudited)
       (in thousands, except share and per share amounts)

                                             1995                1994

Property operations:
  Rental income                             $2,662              $1,856
  Rental expenses:
    Operating expenses                         662                 515
    Real estate taxes                          232                 205
    Depreciation and amortization              341                 394

Income from property operations              1,427                 742

General and administrative expense            (370)               (296)

Interest income                                 11                  19

Interest expense                              (462)                (69)

Income before gain on sale                     606                 396

Gain on sale of real estate investment          -                1,193

Net income                                  $  606              $1,589

Net income per common and common
  equivalent share                           $0.10               $0.26

Weighted average number of common
  and common equivalent shares
  outstanding                             6,138,530           6,136,263

     See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE THREE MONTHS ENDED MARCH 31, 1995
              AND THE YEAR ENDED DECEMBER 31, 1994 (Unaudited)
              (in thousands, except per share data)

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

Dividends ($0.095 per
share)                     -              -             (568)            (568)


Balance, March 31, 1995  $60       $107,151         $(70,241)         $36,970


     See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (Unaudited)
                         (in thousands)


                                          1995                  1994


Operating Activities:
  Net income                           $   606               $ 1,589
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Depreciation and amortization        406                   443
      Gain on sale of real estate
          investment                         -                (1,193)
      Change in other assets               (94)                  170
      Change in accounts payable and
          accrued expenses                 151                  (667)
      Change in other liabilities          (14)                   88

Net cash provided by operating
   activities                            1,055                   430

Investing Activities:
  Investments in real estate               (75)               (7,666)
  Proceeds from sale of real estate
     investment                              -                 8,289

Net cash provided (used)
  by investing activities                  (75)                  623

Financing Activities:
  Proceeds from bank loan                  750                 9,438
  Repayments of bank loan               (4,877)              (11,059)
  Payment of dividends                    (568)                 (418)

Net cash used by financing
   activities                           (4,695)               (2,039)

Net decrease in cash                    (3,715)                 (986)
Cash at beginning of period              4,733                 4,930

Cash at end of period                 $  1,018              $  3,944

Supplemental disclosure of cash flow information
  Cash paid during the period
    for interest                      $    409             $      24

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

Note 2.  Real Estate Investments

As of March 31, 1995, the Company's real estate investments (net of depreciation) were diversified by property type as follows (in thousands):

                              Number of           Investment            % of
                              Properties            Amount             Total

Office Buildings                  5                 $29,497             54
Industrial Buildings              7                  25,330             46

  Total                          12                 $54,827            100


As of March 31,1995, the Company's real estate investments (net of depreciation) were diversified by geographic region as follows (in thousands):

                              Number of          Investment            % of
                              Properties           Amount             Total

San Francisco Bay
  Area, California                5                $13,849              25
Greater Los Angeles
  Area, California                3                 23,391              43
Salt Lake City, Utah              1                  6,791              12
Greater Kansas City
   Area, Kansas                   2                  3,787               7
Jackson, Mississippi
  (offered for sale)              1                  7,009              13

                                 12                $54,827             100

The following table sets forth the Company's real estate investments as of March 31, 1995 (in thousands):


                                                          Less
                                                       Accumulated
                            Land      Building        Depreciation     Total

Office Buildings:

IBM Building(1)           $2,590        $6,344            $1,925      $ 7,009

Woodlands Tower II           945         6,082               236        6,791

1000 Town Center
  Drive                    1,785         4,670               178        6,277

Mariner Court              3,221         4,456               128        7,549

Village Green                556         1,337                22        1,871

   Total Office            9,097        22,889             2,489       29,497


Industrial Buildings:

Building 3
Contra Costa Diablo
  Industrial Park            495         1,167               112       1,550

Building 8
Contra Costa Diablo
  Industrial Park            877         1,551               149       2,279

Building 18,
Mason Industrial
  Park                       610         1,283               126       1,767

Building 6, Cody
Street Park                  380         1,259               176       1,463

Building 3, Ninety-Ninth
Street Park                  360         2,172               208       2,324

Dupont Industrial
 Center                    3,588         6,104               127       9,565

Milpitas Town Center       1,935         4,511                64       6,382

     Total Industrial      8,245        18,047               962      25,330


        Total            $17,342       $40,936            $3,451     $54,827


(1) Offered for sale.

Texas Bank North Building
During the fourth quarter of 1992, the Company decided to offer the Texas Bank North Building for sale. In anticipation of such sale, the property was evaluated and written down to management's best estimate of net realizable value. The Company wrote down its investment in this property by $3,631,000. This write down resulted from the general economic conditions that existed in the national and local real estate markets. In December 1993, the Company entered into a contract to sell the Texas Bank North Building for a cash sale price of $8,500,000. The sale was completed on January 14, 1994, and resulted in a gain of $1,193,000. This gain was attributable to an improvement in 1993 in the local real estate economy.

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

Milpitas Town Center
The property, consisting of two suburban research and development buildings and 3.1 acres of entitled land, is located in Milpitas, California. It was purchased for $6,320,000 or $62 per square foot (excluding the undeveloped land), on August 11, 1994. The property has a Phase I environmental site assessment which indicates that the groundwater under the property either has been or in the future may be impacted by the migration of contaminants
originating from an off-site source.   The responsible party has begun
remediation pursuant to a clean-up program which is backed by an insurance policy from CIGNA up to $10 million. The Company does not believe that this environmental matter will impair the future value of the property.

IBM Building
The Company continues offer the IBM Building for sale.

There has been no significant development in environmental matters or proceedings since the filing of the Company's 1994 Annual Report on Form 10-K.

The Company internally manages the majority of its properties and maintains centralized financial record keeping. For the IBM Building and Woodlands
Tower II, the Company has subcontracted on-site maintenance to local maintenance firms.

Note 3.  Related Party Transactions

Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled through an arrangement with Mr. Bedford, whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal to 1-1/2% of the gross amount raised or 1-1/2% of the purchase
price of the property, as the case may be.   However, because Mr. Bedford
is a related party and in order to insure that such fees were reasonable, the Board of Directors has limited the maximum amount of fees that can be paid to Mr. Bedford. The agreement specifies that aggregate fees paid to Mr. Bedford for such services cannot exceed the total costs incurred by Mr. Bedford in maintaining a staff of personnel skilled in such activities.
As of March 31, 1995, the Company had paid Mr. Bedford an aggregate of $903,000 pursuant to this arrangement, which was $963,000 less than the amount of total acquisition and financing costs funded by Mr. Bedford.

The Company believes that since the fees charged are (1) comparable to those charged by other sponsors of real estate investment entities or other third party service providers, and (2) are charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and are capitalized as part of the asset or financing activities.

The Company is leasing 2,400 square feet of industrial space on a month-to-month basis at a market rental rate of $1,288 per month to a company wholly owned by Mr. Bedford.

Note 4.  Bank Loan Payable

In December 1993, the Company concluded an agreement with Bank of America for a $20 million revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or IBOR plus 3.00%. The facility is secured by mortgages on Woodlands Tower II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town
Center Drive, and Dupont Industrial Center. At March 31, 1995, the Company had outstanding borrowings of $18,273,000 under the credit facility and a letter of credit issued under the facility in the amount of $600,000.

The daily weighted average amount owing to the bank was $17,867,000 and $1,300,000 in the first three months of 1995 and 1994, respectively. The weighted average interest rate in these periods was 9.04% and 6.85%, respectively. The effective interest rate at March 31, 1995, was 9.15%.

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

The major acquisitions occuring after the first quarter of 1994 were Dupont Industrial Center, Village Green, and Milpitas Town Center. These acquisitions increased first quarter 1995 rental income by approximately $600,000. Additionally, 1000 Town Center (acquired December 30, 1993) had an increase in quarterly rental income of approximately $200,000, resulting from an increase in occupancy from 43% to 98%.

The increase in rental expenses is primariy attributable to the newly acquired properties and the increase in occupancy at 1000 Town Center Drive.

Expenses
Interest expense, which includes amortization of loan fees, increased $393,000 or 569.6% for the first three months of 1995 compared with the same period in 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility to finance the acquisition of properties in 1994, combined with the increase in interest rates. The amortization expense of loan fees was $56,000 and $46,000 in the first three months of 1995 and 1994, respectively. General and administrative expenses increased $74,000 or 25% for the first three months of 1995 compared with the same period in 1994.
The increase is attributable to the higher administrative and personnel costs associated with the larger real estate portfolio.

Gain on Sale
On January 14, 1994, the Company sold its investment in the Texas Bank North Building for $8,500,000 and recorded a gain of $1,193,000. The gain on the sale of the Texas Bank North Building primarily resulted from an improvement in the local real estate economy subsequent to a 1992 write down of this asset by $3,631,000. There were no comparable sales during the first quarter of 1995.

At March 31, 1995, the Company is offering for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. The Company continues to depreciate this property during the holding period prior to dispositon and the net book value of the property at March 31, 1995 is $7,009,000.

The Company has received an offer for the property at a price of $6,500,000. The property was last appraised in September, 1993 for approximately $7,300,000 and we are currently in the process of updating this appraisal to ascertain whether to proceed with a sale at $6,500,000. A sale at this price would generate a loss on sale of approximately $500,000.

Since the property is substantially leased and continues to provide net operating income at the 1993 level, the Company does not believe, at this time, that the investment in this property should be written down.

The Company's current accounting policy is to depreciate properties held for sale during the holding period, since rental revenues and operating expenses continue to be recorded. The Company will adopt the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, commencing January 1, 1996. Under the provisions of SFAS 121, depreciation will not be recorded on properties being held for sale.

The future impact from not depreciating properties held for sale will be a reduction in the gain on sale or an increase in the loss on sale.



Liquidity and Capital Resources

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

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts outstanding under the credit facility when they become due in 1997. The Company expects to make such payments by refinancing or extending the credit facility or by raising funds through the sale of equity securities or properties.

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

Government Regulations

As more fully discussed in Item 1 above, the Phase I environment assessment for Milpitas Town Center indicates that the groundwater under the property either has been or in the future may be impacted by the migration of contaminants originating off-site. The Company does not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect.

Financial Condition

During the three months ended March 31,1995, the Company's operating activities provided cash flow of $1,055,000. Investing activities utilized cash of $75,000 for improvements to real estate. Financing activities utilized cash of $4,695,000, primarily to reduce bank borrowings by $4,127,000 and to pay dividends of $568,000.

Management considers Funds From Operation (FFO) to be one measure of the performance of an equity REIT. FFO during the three months ended March 31,
1995 and 1994 amounted to $956,000 and $793,000, respectively.   FFO was
determined in accordance with the National Association of Real Estate Investment Trusts' (NAREIT) interpretation published in March, 1995, in which FFO is defined by NAREIT as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of assets related to real estate, after adjustments for unconsolidated ventures. FFO, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

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


Dated:  August 7, 1995

                         BEDFORD PROPERTY INVESTORS, INC.
                              (Registrant)



                         By:  _/s/ PETER B. BEDFORD_________________
                                Peter B. Bedford
                                Chairman of the Board and
                                Chief Executive Officer



                         By:  _/s/ DONALD A. LORENZ__________________
                                Donald A. Lorenz
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)



                         By:  _/s/ HANH KIHARA _______________________
                                Hanh Kihara
                                Controller
                                (Principal Accounting Officer)