Form 10-K/A
period 1994-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1995-08-08
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K/A-2


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

Transactions During 1994

Acquisition Line of Credit: In December 1993, the Company concluded an agree-ment with Bank of America for a $20 million revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or the InterBank Offering Rate (IBOR) plus 3.00%. The facility is secured by mortgages on Woodlands Tower II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town Center Drive, and Dupont Industrial Center. At December 31, 1994, the Company had outstanding borrowings of $22.4 million under the credit facility and a letter of credit issued under the facility in the amount of $600,000.

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

Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled through a separate division within the Company referred to as BPI Acquisitions ("BPI Acquisitions"). Due to the Company's limited financial resources, BPI Acquisitions operates under an arrangement with Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company ("Mr. Bedford"), whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal to 1-1/2% of the gross amount raised or the purchase price of the property, as the case may be. However, because Mr. Bedford is a related party and in order to insure that such fees were reasonable, the Board of Directors has limited the maximum amount of fees that can be paid to Mr. Bedford. The agreement specifies that aggregate fees paid to Mr. Bedford for such services cannot exceed the total costs incurred by Mr. Bedford in maintaining a staff of personnel skilled in such activities.

The Company believes that since the fees charged (1) are comparable to those charged by other sponsors of real estate investment entities or other third party service providers, and (2) are charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and are capitalized as part of the asset or financing activities.

Anticipated Expenses Associated with Tenant Turnover

The cash flow of a real estate asset can vary significantly from year to year depending on tenant turnover. When a lease expires and a tenant renews or vacates its space, costs associated with tenant improvements, lease commissions and lost income due to vacancy or construction down-time can significantly reduce the cash flow from a property. Due to the capital intensive nature of suburban office properties and, to a lesser degree, industrial properties, management believes that planning and budgeting for future costs associated with tenant turnover is a prudent component of managing the cash flow of properties. For its existing portfolio, the Company estimates the future costs for tenant improvements, lease commissions and lost income due to vacancy and construction down-time on a property by property basis. Although these future costs are not accrued for financial reporting purposes, the Company incorporates these estimates in its annual cash budgets and long-term cash forecasts. The Company believes that its ability to fund tenant improvements and pay lease commissions helps to retain and attract tenants.

Dividends

The Company made regular quarterly dividend distributions during 1994 totalling
35.5 cents per share. All dividend distributions made in 1994 were classified as a return of capital for tax purposes since no taxable earnings and profits were reported for 1994. As a REIT, the Company is required to distribute at least 95% of its taxable income excluding gains on the sale of real estate assets. Additionally, all dividend distributions represent a return of capital under generally accepted accounting principles since the Company has accumulated losses. Decisions on future distributions will be made on the basis of the Company's capital needs, cash flows, taxable income and other relevant factors.

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

The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and the Company has not been notified by any governmental authority of any non-compliance or other claim in connection with any of its present or former properties. The Company does not anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on the financial position, results of operations or liquidity of the Company.

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

ITEM 2.  PROPERTIES

Real Estate Summary

As of December 31, 1994, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows:


                    Number of  Investment
                    Properties Amount         % of Total

Office Bldgs.           5      $29,651,000          54
Industrial Bldgs        7       25,402,000          46

Total                  12      $55,053,000         100


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








Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 1994:

               Percentage Occupied/Number of Tenants Occupying 10% or more

                                                           Principal Business
               1990      1991     1992      1993     1994    at December 31,
Property      %   #     %    #   %    #    %    #   %    #        1994

IBM Bldg.
              79%  2   90%    2  100%  3   100%  3  100%  3  General office,
                                                            storage, sales
                                                            of office prod.
                                                            and household
                                                            appliances.
Woodlands Tower II

            N/A        N/A       N/A       96%  2   98%  2  Insurance services
                                                            and healthcare
                                                            staffing

1000 Town
Center Drive
            N/A        N/A       N/A       42%  1   98%  2  Law office,
                                                            photocopying and
                                                            printing services

Mariner Court
            N/A        N/A       N/A       N/A      96%  2  Insurance services
                                                            and servicing
                                                            computer related
                                                            products

Village Green
            N/A         N/A       N/A       N/A       82% 3  Software develop-
                                                            ment and
                                                            industrial equip.
                                                            leasing

Building 3
Contra Costa
Diablo
           100%   1   100%   1   100%  1   100%  1  100%  1  Designing and
                                                            assembly of
                                                            drafting
                                                            equipment

Building 8
Contra Costa
Diablo
           100%  1  100%    1   100%   1   100%   1 100%  1  Check printing

Building 18
Mason Industrial
Park        78%  2   87%    2    83%   2   100%   2  90%  2  Storage and
                                                             distribution
                                                             of construc.
                                                             related prod.
                                                             & robotics

Building 6
Cody Street
Park
           100%  3  100%   3    85%   3   100%   3  100%  3  Distribution of
                                                             optical,
                                                             janitorial and
                                                             flooring prod.

Building 3
Ninety-Ninth
Street    100%  2  100%   2   100%   2   100%   2 100%   2  Freight and
                                                             distribution
                                                             of medical prod.

Dupont
Industrial
Center
          N/A       N/A       N/A         N/A        91%  1  Warehousing
                                                             and distribution
                                                             of consumer goods

Milpitas
Town Center
         N/A        N/A       N/A        N/A        100%  4  Manufacturing of
                                                             scanners, glucose
                                                             meters, outside
                                                             equipment and
                                                             micro pumps.

Lease Expirations - Real Estate Portfolio

The following table sets forth for all of the Company's properties for each of the next ten years (i) the number of leases that expire in each year,
(ii) the square feet covered by such leases expiring, (iii) the annual rental represented by such leases and (iv) the percentage of total gross annual rental income expiring.

             Number                                      Percentage
               of                                            of
             Leases         Total          Annualized    Annualized
 Year       Expiring       Sq. Ft.            Rent           Rent

 1995          34           242,326        2,201,885          20%
 1996          17           256,901        1,330,209          12%
 1997          24           243,007        2,895,078          27%
 1998          13           163,375        1,583,699          15%
 1999           9            74,998          598,262           6%
 2000           5            73,564        1,156,806          11%
 2001           1            18,921          677,780           6%
 2002           1             3,925           64,762           1%
 2003           1             7,390          162,284           2%
2004 and
thereafter      1             2,770           27,172           0%

 Total        106         1,087,177       10,697,937         100%

Lease Expirations - Significant Properties

The following tables show, as of December 31, 1994, tenant lease expirations for the next ten years at properties representing approximately 10% or more of the total 1994 rental income of the Company's properties or approximately 10% or more of the total gross land and building assets of the Company's properties.

The tables set forth for the property specified below for each of the next ten years (i) the number of leases that expire in that year, (ii) the square feet covered by such leases expiring, (iii) the annual rental represented by such leases, and (iv) percentage of total gross annual rental income expiring based on December 31, 1994 rents.


IBM Building

           Number of
             Leases        Total      Annualized        Percentage of
 Year       Expiring      Sq. Ft.        Rent          Annualized Rent

 1995           0              0      $       0               0%
 1996           0              0              0               0%
 1997           4         59,754        817,713              69%
 1998           2         15,456        240,272              20%
 1999           1          9,113        127,582              11%
 2000           0              0              0               0%
 2001           0              0              0               0%
 2002           0              0              0               0%
 2003           0              0              0               0%
2004 and
thereafter      0              0              0               0%

 Total          7         84,323     $1,185,567             100%

Woodlands Tower II

            Number of
             Leases        Total      Annualized     Percentage of
 Year       Expiring       Sq.Ft.        Rent       Annualized Rent

 1995           1          8,740     $  122,988             8%
 1996           1          3,641         50,974             3%
 1997           5         59,710        813,859            50%
 1998           3         32,609        490,000            30%
 1999           1          3,984         75,036             5%
 2000           0              0              0             0%
 2001           0              0              0             0%
 2002           1          3,925         64,762             4%
 2003           0              0              0             0%
2004 and
thereafter      0              0              0             0%

  Total        12        112,609     $1,617,619           100%

1000 Town Center Drive

          Number of
            Leases         Total      Annualized     Percentage of
 Year      Expiring        Sq.Ft.        Rent       Annualized Rent

 1995          1           5,867      $   70,404            3%
 1996          3           7,500         185,689            9%
 1997          0               0               0            0%
 1998          1           4,344          66,076            3%
 1999          1           7,277         122,856            6%
 2000          1          29,837         765,227           37%
 2001          1          18,921         677,780           33%
 2002          0               0               0            0%
 2003          1           7,390         162,284            8%
2004 and
thereafter     1           2,770          27,172            1%

  Total       10          83,906      $2,077,488          100%


Mariner Court

           Number of
            Leases         Total       Annualized     Percentage of
 Year      Expiring        Sq.Ft.         Rent       Annualized Rent

 1995         13          33,417      $  710,141            36%
 1996          5          10,564         170,945             9%
 1997          8          29,215         664,338            34%
 1998          2           9,717         166,601             8%
 1999          4           7,536         122,106             6%
 2000          2           6,377         128,714             7%
 2001          0               0               0             0%
 2002          0               0               0             0%
 2003          0               0               0             0%
2004 and
thereafter     0               0               0             0%

  Total       34          96,826      $1,962,845           100%

Dupont Industrial Center

           Number of
            Leases         Total       Annualized      Percentage of
 Year      Expiring        Sq.Ft.         Rent        Annualized Rent

 1995          7          92,401      $  366,775            23%
 1996          4         221,946         831,714            51%
 1997          2          33,976         132,128             8%
 1998          1          18,833          74,579             5%
 1999          2          47,088         150,682             9%
 2000          1          13,920          72,660             4%
 2001          0               0               0             0%
 2002          0               0               0             0%
 2003          0               0               0             0%
2004 and
thereafter     0               0               0             0%

  Total       17         428,164      $1,628,538           100%

Milpitas Town Center

          Number of
           Leases          Total       Annualized      Percentage of
 Year     Expiring         Sq.Ft.         Rent        Annualized Rent

 1995         0                0      $        0              0%
 1996         0                0               0              0%
 1997         2           48,350         386,686             48%
 1998         1           30,840         236,851             29%
 1999         0                0               0              0%
 2000         1           23,430         190,205             23%
 2001         0                0               0              0%
 2002         0                0               0              0%
 2003         0                0               0              0%
2004 and
thereafter    0                0               0              0%

  Total       4          102,620      $  813,742            100%

Principal Provisions of Leases - Significant Properties

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area (GLA) of the property and the realty tax rate for each property for 1994.

                           # of
                         Tenants
                          With
                           10%
                            Or              Sq.Ft.  Dec.31,
                 Annual    More              of      1994
                 Realty     of   Project    Each   Contract   Lease     Renewal
Property       Taxes/Rate   GLA   Sq.Ft.   Tenant   Rent    Expiration  Options

Bldg. 3,
Contra Costa
Diablo           $28,173     1    21,840   21,840   $10.44   Mar. 95     None
               $1.04/100

Bldg. 8,
Contra Costa
Diablo           $43,469     1    31,800   31,800   $7.81    Feb. 95     None
               $1.04/100

Bldg. 18,
Mason Ind.
Park             $18,545     2    28,836   12,050   $7.28    Jan. 95     None
               $1.04/100                    4,800   $7.20    Nov. 95     None

Bldg. 6,
Cody Street       $32,681      3    37,856   18,528   $5.37    Feb. 98     None
               $11.40/100                   8,228   $4.15    Sep. 97     None
                                           11,100   $4.25    Sep. 96     1-3 Yr.

Bldg. 3,
Ninety-Ninth
Street            $65,860      2    50,000   18,750   $6.66    Dec. 95     None
               $13.02/100                  31,250   $5.38    May 98      None

Dupont Ind.
Center          $209,112     1   451,542  183,594   $5.29    Dec. 96     None
               $1.01/100

Milpitas
Town Center     $82,404      4   102,620   23,924   $7.32    Sep. 07     None
               $1.05/100                   24,426   $8.19    Apr. 97     None
                                           30,840   $7.20    Jul. 98     1-5 Yr.
                                           23,430   $5.63    Jan. 00     1-5 Yr.

IBM Bldg.       $151,633     3    87,949    9,113   $12.50   Feb. 99     1-5 Yr.
               $15.95/100                  45,653   $13.15   Mar. 97     1-5 Yr.
                                           11,243   $15.75   Jun. 98     1-5 Yr.

Woodlands II    $121,777     2   114,352   42,590   $16.27   Feb. 97     None
               $1.75/100                   22,599   $12.97   Jan. 98     None

1000 Town
Center Drive   $159,505      2   107,698   29,837   $23.71   May 00      2-5 Yr.
              $1.05/100                    50,986   $14.66   Aug. 01     1-5 Yr.

Mariner Court  $95,929       2   105,673   11,677   $22.20   Feb. 95     None
              $1.01/100                    13,615   $23.64   Oct. 97     1-5 Yr.

Village
Green          $23,221       3    16,895    1,798   $18.00   Apr. 98     1-5 Yr.
              $1.06/100                     2,119   $18.60   Aug. 95     None
                                            3,675   $24.60   Feb. 95     None



                        Average Effective Rent

The following Table sets forth for each of the Company's properties the average rent at the end of each year for the last five years.

                                                  Net Effective Rent
                                                        ($/Sq/Yr)
Properties                                           At End of Year

Bldg. 3, Contra Costa Diablo
       1990                                               $7.67
       1991                                               $7.95
       1992                                               $8.35
       1993                                               $8.35
       1994                                               $8.35

Bldg. 8, Contra Costa Diablo
       1990                                               $7.08
       1991                                               $7.08
       1992                                               $7.08
       1993                                               $7.43
       1994                                               $7.81

Bldg. 18, Mason Industrial Park
       1990                                               $7.24
       1991                                               $7.47
       1992                                               $6.28
       1993                                               $7.03
       1994                                               $6.95

Bldg. 6, Cody Street
       1990                                               $4.86
       1991                                               $4.86
       1992                                               $4.99
       1993                                               $4.78
       1994                                               $4.78

Bldg. 3, Ninety-Ninth Street
       1990                                               $5.86
       1991                                               $5.86
       1992                                               $5.86
       1993                                               $5.86
       1994                                               $5.86

Dupont Industrial Center
       1990                                                N/A
       1991                                                N/A
       1992                                                N/A
       1993                                                N/A
       1994                                               $3.07

Milpitas Town Center
       1990                                                N/A
       1991                                                N/A
       1992                                                N/A
       1993                                                N/A
       1994                                               $7.11

IBM Building
       1990                                               $16.75
       1991                                               $15.20
       1992                                               $13.65
       1993                                               $13.82
       1994                                               $13.85

Woodlands Tower II
       1990                                                N/A
       1991                                                N/A
       1992                                                N/A
       1993                                               $13.02
       1994                                               $14.47

1000 Town Center Drive
       1990                                                N/A
       1991                                                N/A
       1992                                                N/A
       1993                                               $20.84
       1994                                               $17.11

Mariner Court
       1990                                                 N/A
       1991                                                 N/A
       1992                                                 N/A
       1993                                                 N/A
       1994                                                $19.32

Village Green
       1990                                                 N/A
       1991                                                 N/A
       1992                                                 N/A
       1993                                                 N/A
       1994                                                $20.85


Tax Information

The following table sets forth for each of the Company's properties the tax information as follows: (i) Federal tax basis, (ii) rate of depreciation,
(iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation.

                              Federal                                   Life
Property                     Tax Basis    Depreciation     Method    In Years

Bldg. 3, Contra Costa Diablo
Building and Improvements   $1,116,128        3.18%      Straight Line   31.5

Bldg. 8, Contra Costa Diablo
Building and Improvements    1,461,739        3.18%      Straight Line   31.5


Bldg. 18, Mason Industrial Park
Building and Improvements    1,210,962        3.18%      Straight Line   31.5
Building and Improvements        1,221        2.56%      Straight Line    39
Total Depreciable Assets     1,212,183

Bldg. 6, Cody Street
Building and Improvements    1,213,491        3.18%      Straight Line   31.5
Building and Improvements        7,800        2.56%      Straight Line    39
Total Depreciable Assets     1,221,291

Bldg. 3 Ninety-Ninth Street
Building and Improvements    2,131,840        3.18%      Straight Line   31.5
Building and Improvements        4,200        2.56%      Straight Line    39
Total Depreciable Assets     2,136,040

Dupont Industrial Park
Building and Improvements    6,020,113        2.56%      Straight Line    39


Milpitas Town Center
Building and Improvements    4,504,839        2.56%      Straight Line    39


IBM Building
Building and Improvements    9,368,469        3.18%      Straight Line   31.5
Building and Improvements       40,059        2.56%      Straight Line    39
Total Depreciable Assets     9,408,528

Woodlands Tower II
Building and Improvements    6,040,367        2.56%      Straight Line    39


1000 Town Center Drive
Building and Improvements    4,637,886        2.56%      Straight Line    39


Mariner Court
Building and Improvements    4,399,714        2.56%      Straight Line    39


Village Green
Building and Improvements    1,331,451        2.56%      Straight Line    39


Total Depreciable Assets   $43,490,279


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

ITEM 6.  SELECTED FINANCIAL DATA

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):


                (in thousands of dollars, except per share data)

                          1994     1993      1992        1991      1990
Operating Data:
  Rental income          $9,154   $7,207    $9,056      $8,675    $10,229
  Income (loss) before
    extraordinary item   $3,609   $3,147  $(21,943)    $(5,454)  $(12,278)
  Net income (loss)      $3,609   $3,147  $(18,125)    $(5,454)  $(12,278)
  Income (loss) before
    extraordinary item
    per common share      $0.59    $0.53    $(3.67)     $(0.91)    $(2.23)
  Net income (loss)
    per common share      $0.59    $0.53    $(3.03)     $(0.91)    $(2.23)
Balance Sheet Data:
  Real estate
   investments         $55,053   $35,962   $45,553     $76,310    $80,575
  Mortgage loans
   payable                 -         -      $5,113     $18,413    $18,413
  Bank loan payable     $22,400   $3,621    $4,400      $3,000     $2,892
  Total assets          $62,294  $43,007   $47,509     $78,324    $82,544
  Stockholders' equity  $36,932  $35,441   $33,370     $51,495    $57,666
Other Data:
  Net cash provided by
    operating
    activities          $ 2,716    $1,220     $198      $1,795     $2,312
  Net cash provided
    (used) by investing
    activities          $(19,720)  $10,085  $(1,750)    $(1,190)   $24,038
  Net cash provided
    (used) by financing
    activities          $16,807    $(6,550)  $1,400      $(609)   $(27,235)
 <F1>
Funds from operations    $3,879     $2,063      $879      $836      $1,698
  Dividends declared per
     share              $0.355     $0.18        -      $0.12       $0.48

<F1>  Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations generally is defined by NAREIT as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with the generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Selected Financial Data set forth above and the Consolidated Financial Statements and Notes thereto contained herein.

Results of Operations - 1994 Compared to 1993

Income
Income from property operations (defined as rental income less rental expenses) increased $3,027,000, or 190%, in 1994 compared with 1993. This was due to an increase of rental income of $1,947,000 combined with a decrease in rental expenses of $1,080,000. The increase in rental income is primarily attributable to acquisitions of real estate investments. The major acquisitions occuring in late 1993 and in 1994 were Woodlands II, 1000 Town Center Drive, Dupont Industrial Center, Mariner Court, and Milpitas Town Center. These acquisitions increased 1994 rental income by approximately $4,000,000. This increase was partially offset by the sales of Point West Place and University Tower in 1993, generating a reduction in 1994 rental income of approximately $2,500,000.

The decrease in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) is primarily attributable to the decrease in the amortization of leasing commissions and tenant improvements. The newly acquired buildings have not yet incurred significant leasing commissions and tenant improvement costs.

Since leasing commissions and tenant improvement costs are amortized over the life of the lease (generally three to five years), the impact of having the portfolio consisting primarily of newly acquired buildings has been a significant reduction in amortization expense.

Expenses
Interest expense, which includes amortization of loan fees, increased $239,000, or 33%, in 1994 compared with 1993. The increase is attributable to the Company's higher level of borrowing on its credit facility combined with the increase in interest rates and amortization expense of loan fees. The higher level of borrowing was attributable to the acquisition of real estate in late 1993 and 1994. General and administrative expenses remained relatively unchanged in 1994 compared with 1993.


Gains on Sales
In 1992, management and the board of directors decided to revise the investment strategy and geographic focus of investments from a continental-wide basis to a western United States focus. This was done because of the value growth advantage perceived in the western United States, new management's knowledge and experience in real estate in the western United States and, in part, because greater management effectiveness and cost efficiencies can be achieved by operating in a smaller geographic region.

Certain properties in the real estate portfolio were identified for disposition. Those properties were individually evaluated and written down to management's best estimate of net realizable value. Such properties continued to be depreciated during the holding period prior to disposition.

In writing down the properties, the Company relied on studies performed by outside appraisers and consultants. The three methods used, discounted cash flows, NOI capitalization and comparable sales, indicated that current market values of these properties were below their book value.

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

The gains on the sales of University Tower and Point West Place related primarily to the depreciation of those properties during the holding period. The gain from the sale of Texas Bank North was due to improvements in 1993 in the local real estate market.


The significant number of property sales occuring in 1993 and 1994 were attributable to management's decision to refocus the real estate portfolio on suburban office and industrial buildings located in the western United States. The Company does not expect this level of property sales to occur in the future.

At December 31, 1994, the Company is offering for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. The Company continues to depreciate this property during the holding period prior to disposition.

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

Government Regulations
As more fully discussed in Item 1 above, the Phase I environmental assessment for Milpitas Town Center indicates that the groundwater under the property either has been or may in the future be impacted by the migration of contaminants originating off-site. The Company does not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect.

Results of Operations - 1993 Compared to 1992

Income
Income from property operations for the year ended December 31, 1993 increased $163,000, or 11.4%, over the year ended December 31, 1992. The increase occurred despite a decrease in rental income in 1993 of $1,849,000 from the prior year, which was primarily due to the Company's ceasing to record the operations of Columbia Business Center as of March 31, 1992, resulting in a $400,000 decrease in rental income, (see "Gains on Sales and Extraordinary Item" below); the sales of University Tower and Point West Place in 1993, resulting in a $1,500,000 decrease in rental income; and the fact that in 1992 the Company recorded 15 months of rental income for the Texas Bank North Building. The Texas North Bank Building was previously accounted for by the Company as an unconsolidated joint venture with a September 30 fiscal year-end; as a result, the Company's 1991 financial statements included results from this property for the 12 months ended September
30, 1991. The Company fully consolidated this property in its 1992 year-end financial statements and, accordingly, the 1992 financial statements included results from this property for the last quarter of 1991 (which had not previously been reflected in the Company's financial statements) and for the year ended December 31, 1992. This resulted in an increase in 1992 rental income of approximately $300,000.

The decreases in 1993 rental income were offset by a $500,000 increase in rental income from Woodlands Tower II, which was purchased in August 1993.

Correspondingly, rental expenses decreased by $2,012,000 from the prior year. The decrease primarily resulted from Columbia Business Center ($300,000), University Tower and Point West Place ($1,200,000), and Texas Bank North ($600,000).

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

Expenses
Interest expense in 1993 decreased by $475,000 from the prior year which was primarily attributable to the Company's ceasing to record the operations of Columbia Business Center as of March 31, 1992 and the repayment of the $6,000,000 term loan from Bank of America on August 18, 1993 and $5,113,000 in mortgage loans on November 1, 1993 with the proceeds from the sales of Point West Place and University Tower. General and administrative expenses decreased by $1,265,000 (49.3%) from 1992 to 1993, primarily as a result of reduced expenses due to the termination of most outside property managers and the advisory agreement with Kingswood Realty Advisors, Inc., implemented cost savings associated with a reduction in the number of personnel, and the fact that results for 1992 included certain non-recurring expenses related to state tax liabilities and employee severance payments.

In 1992, the Company wrote down its investment in Columbia Business Center, University Tower, Point West Place and the Texas Bank North Building by an aggregate amount of $18,921,000. The write-downs in 1992 occured as a result of management's decision to refocus the real estate portfolio on suburban office and industrial buildings in the western United States. This decision was made in 1992, with actual property sales occuring in 1993.
No corresponding write-down was taken in 1993.

Gains on Sales and Extraordinary Item
On May 31, 1993, the Company sold its interest in the Edison Square partnerships, which were unconsolidated joint ventures, and recorded a gain of $2,686,000; this gain was due primarily to the book value of those partnerships having been reduced to negative $2,686,000 as the result of partnership losses. In August 1993, the Company sold its investment in University Tower for $15,200,000 and recorded a gain of $407,000. In October 1993, the Company sold its investment in Point West Place for $7,180,000 and recorded a gain of $493,000. The gains on the sales of University Tower and Point West Place primarily reflected the write-down of those assets in 1992 referred to above. There were no comparable sales in 1992.

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

Liquidity and Capital Resources

During the year ended December 31, 1994, the Company's operating activities provided net cash flow of $2,716,000. Its investing activities provided cash flow of $8,289,000 from the sale of the Texas Bank North Building and utilized $28,009,000 of cash to acquire real estate investments, for a net use of cash from investing activities of $19,720,000. The financing activities provided bank loan proceeds of $36,138,000 and utilized $17,359,000 to pay down the credit facility and $1,972,000 for distributions to shareholders, for a net cash provided by financing activities of $16,807,000.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules Covered by Reports of Independent Public Accountants

Report of Independent Public Accountants                       24
Consolidated Balance Sheets as of December 31, 1994 and 1993   25
For Years Ended December 31, 1994, 1993 and 1992
 - Consolidated Statements of Operations                       26
 - Consolidated Statements of Changes in Stockholders' Equity  27
 - Consolidated Statements of Cash Flows                       28
 - Notes to Consolidated Financial Statements                  29-35
Financial Statement Schedule:
 - Schedule III - Real Estate and Accumulated Depreciation     36-37


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


     10.4* Bedford Property Investors, Inc. Employee Stock Option Plan, effective September 16, 1985, amended as of June 9, 1993, as adopted by the Company on September 27, 1993 and amended and restated as of February 7, 1994, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

     10.5* Bedford Property Investors, Inc. Directors' Stock Option Plan effective May 20, 1992, as adopted by the Company on September 27, 1993 and amended and restated as of February 7, 1994, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

     10.6 Agreement to Purchase Real Property, dated July 23, 1993, by and between Bedford Property Investors, Inc., as Seller, and MGI Properties, as Purchaser, for Point West Place.

     10.7 Purchase and Sale Agreement dated December 14, 1993, by and between NCEC Realty, Inc., as Seller, and Bedford Property Investors, Inc., as Purchaser, for 1000 Town Center Drive, is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A filed on March 17, 1994.

     10.8 Purchase and Sale Agreement dated December 20, 1993, by and between Mariner Court Associates, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Mariner Court, is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A filed March 17, 1994.

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

     10.13 Purchase and Sale Agreement dated June 15, 1994, by and between The Prudential Insurance Company of America, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Milpitas Town Center, is incorporated herein by reference to the Company's Form 8-K filed on August 24, 1994.

     10.14* Employment Agreement dated February 17, 1993, by and between ICM Property Investors Incorporated, a Delaware Corporation, and Peter B. Bedford.

     21        Subsidiaries of Registrant.

     24.1      Consent of KPMG Peat Marwick LLP.

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

 During the quarter ended December 31, 1994, the Company filed a report on Form 8-K/A on October 6, 1994, to supplement items reported on Form 8-K dated August 10, 1994, regarding the acquisition of Milpitas Town Center.

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

                        BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
               (in thousands, except share and per share amounts)


                                   1994        1993          1992

  Property operations:
    Rental income                  $9,154      $7,207        $9,056
    Rental expenses:
       Operating expenses           2,408       2,520         3,227
       Real estate taxes              916         840         1,196
       Depreciation and
          amortization              1,206       2,250         3,199
  Income from property operations   4,624       1,597         1,434
  General and administrative
    expenses                       (1,309)     (1,303)       (2,568)
  Interest income                      56         136             5
  Interest expense                   (955)       (716)       (1,191)
  Provision for possible loss on
    real estate investments             0           0       (18,921)
  Income (loss) from joint ventures     0       2,533          (702)


Income (loss) before gains on sales
  and extraordinary item            2,416       2,247       (21,943)
Gains on sales of
  real estate investments           1,193         900           -

Income(loss) before
   extraordinary item              3,609        3,147       (21,943)
Extraordinary item:
  Gain on extinguishment of debt    -            -            3,818
Net income(loss)                   $3,609       $3,147     $(18,125)
Per common and common equivalent share:
  Before extraordinary item         $0.59        $0.53       $(3.67)
  Extraordinary item                 0.00         0.00         0.64
   Net income(loss) per common and
   common equivalent share:         $0.59        $0.53       $(3.03)
Weighted average number of
  common and common equivalent
  shares outstanding               6,147,664   5,975,900     5,975,900

See accompanying notes to consolidated financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
               (in thousands, except share and per share amounts)



                                                                       Total
                                   Additional Accumulated losses      stock-
                       Common      paid - in  and distributions in    holders'
                        stock      capital    excess of net income    equity

Balance,
December 31, 1991      $60         $107,147   $(55,712)          $51,495
Net loss               -           -          (18,125)           (18,125)
Balance,
December 31, 1992      60          107,147    (73,837)           33,370
Net income             -           -          3,147              3,147
Dividends ($0.18
per share)             -           -          (1,076)            (1,076)
Balance,
December 31, 1993      60          107,147    (71,766)           35,441
Issuance of common
  stock                 -                4         -                  4
Net income             -           -          3,609              3,609
Dividends ($0.355
  per share)           -           -          (2,122)            (2,122)
Balance,
December 31, 1994      $60         $107,151   $(70,279)          $36,932

See accompanying notes to consolidated financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)


                                               1994      1993      1992
Operating Activities:

  Income(loss) before extraordinary item       $3,609    $3,147    $(21,943)
  Extraordinary item                              -         -         3,818
  Net income (loss)                             3,609     3,147     (18,125)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization            1,463     2,349     3,350
      Gain on sale of real estate investments  (1,193)   (900)     -
      Gain on sale of joint venture partnership
                operations                     -       (2,686)   -
      Equity in joint venture partnership operations
           (including depreciation of $191 in 1993
            and $697 in 1992)                  -          153        702
      Provision for possible loss on real estate
           investments                         -          -       15,103
      Change in other assets                    (930)    (777)      (277)
      Change in accounts payable and
        accrued expenses                        (615)    (252)      (152)
      Change in other liabilities                382      186       (403)
   Net cash provided by operating activities   2,716    1,220        198

Investing Activities:

  Investments in real estate                   (28,009)  (11,552)  (1,350)
  Jefferson Plaza settlement                   -         -         (400)
  Proceeds from sales of
    real estate investments                      8,289     21,637    -
Net cash provided (used) by
    investing activities                       (19,720)    10,085  (1,750)

 Financing Activities:
  Proceeds from bank loan                      36,138    5,221     1,900
  Repayment of bank loan                       (17,359)  (6,000)   (500)
  Repayment of mortgage loan                   -         (5,113)   -
  Payment of dividends                         (1,972)   (658)     -
Net cash provided (used) by
    financing activities                       16,807    (6,550)   1,400
Net increase (decrease) in cash                (197)     4,755     (152)
Cash at beginning of year                      4,930     175       327
Cash at end of year                            $4,733    $4,930    $175

Supplemental disclosure of cash flow information

a)  Non-cash investing and financing activities:
      Debt incurred in connection with real estate
             acquired                          $600      $1,500    -
b)  Cash paid during the year for interest     $1,166    $1,148    $857

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

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of December 31, 1994 (in thousands):



                                             Less
                                             Accumulated
                         Land      Building  Depreciation   Total
Office Buildings:
<F2>
IBM Building,
 Jackson, MS             $2,590    $6,338    $1,875         $7,053
Woodlands Tower II,
Salt Lake City, UT       945       6,059     194            6,810
1000 Town Center Drive,
Oxnard, CA               1,785     4,669     115            6,339
Mariner Court,
Torrance, CA             3,221     4,455     101            7,575
Village Green,
Lafayette, CA            556       1,332     14             1,874
   Total Office           9,097     22,853    2,299          29,651


Industrial Buildings:
Building 3
Contra Costa Diablo
Industrial Park,
Concord, CA              495       1,167     106            1,556
Building 8
Contra Costa Diablo
Industrial Park,
Concord, CA              877       1,551     140            2,288
Building 18
Mason Industrial Park,
Concord, CA              610       1,275     118            1,767
Building 6
Cody Street Park,
Overland Park, KS        380       1,259     162            1,477

Building 3
Ninety-Ninth Street Park,
Lenexa, KS               360       2,172     196            2,336
Dupont Industrial Center,
Ontario, CA              3,588     6,079     90             9,577
Milpitas Town Center,
Milpitas, CA             1,935     4,505     39             6,401
   Total Industrial      8,245     18,008    851            25,402
       Total             $17,342   $40,861   $3,150         $55,053

<F2> Offered for sale.

University Tower
On July 31, 1992, the Company entered into a contract to sell its investment in University Tower for $15,350,000 in cash. In anticipation of the proposed sale, the Company provided for a possible loss of $3,200,000 related to this investment. The contract of sale, which was scheduled to expire on November 13, 1992, was extended and expired on December 31, 1992. Subsequent to the expiration of the contract, the Company signed a tenant lease with the potential buyer for approximately 20% of the building's space and, as part of the lease, the lessee obtained a short-term option to purchase the building. On May 25, 1993, the option was exercised and the sale of University Tower was completed on August 18, 1993. The cash sale price, including the reimbursement of tenant relocation costs of $300,000, was $15,200,000 and produced a gain of $407,000.

Point West Place
During the fourth quarter of 1992, the Company decided to offer Point West Place for sale. In anticipation of such sale, the Company wrote down its investment in this property by $9,290,000 in 1992. On October 1, 1993, the property was sold for a cash price of $7,180,000, resulting in a gain of $493,000.

IBM Building
The Company continues to offer the IBM Building for sale.

Columbia Business Center
In accordance with a Settlement Agreement dated June 3, 1992, between the Company and the first mortgagee, ownership of Columbia Business Center was transferred to the first mortgagee. As of June 30, 1992, the Company wrote off its investment in this property, resulting in the recognition of a net gain of $1,018,000 (comprised of an extraordinary gain of $3,818,000 attributable to the extinguishment of the first mortgage on the property and a $2,800,000 loss related to the write-off of the property's buildings and improvements).

Texas Bank North Building
As of May 1, 1992, the Company's partner in the partnership that owned the Texas Bank North Building assigned its interest in the partnership to the Company.
As a result, this investment became wholly owned. In 1991, the investment was recorded as an unconsolidated joint venture.

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

1000 Town Center Drive
The property, a suburban six-story office building located in Oxnard, California, was purchased for $5,100,000 or $47 per square foot on December 30, 1993. The purchase price consisted of $3,600,000 in cash and a deferred payment of $1,500,000 which was paid in December 1994.
The Company also recorded acquisition costs of $77,000 paid to Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company ("Mr. Bedford"), see Note 5.

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

Note 3 - Unconsolidated Joint Venture Partnerships

Edison Square
Distributions to the Company exceeded its combined mortgage loan and equity investments in these joint venture partnerships and such amounts had been recorded as liabilities in the Company's financial statements. On May 31, 1993, the Company sold its partnership interests in the three Edison Square properties in exchange for a note receivable of $300,000 with an interest rate of 8% payable quarterly in July, October, January, and April until May 31, 1998, at which time the note matures. The sale of the Company's interest in the three unconsolidated joint venture partnerships resulted in a gain of $2,686,000.

Jefferson Plaza
In May 1992, the Company paid $400,000 to settle a dispute with the partners in the partnership that owns Jefferson Plaza and transferred its interest in the property for a nominal sum, in exchange for general releases by the Company's partners.

The components of equity in joint ventures as shown on the consolidated statements of operations are as follows:

                                          1994       1993       1992
Equity in operating losses of
  joint ventures                          $ -        $(153)    $(302)
Gains (losses) on sales:
  Edison Square                             -        2,686        -
  Jefferson Plaza                           -           -       (400)

      Total                               $ -       $2,533     $(702)

Note 4 - Leases
Minimum future rental receipts outstanding at December 31, 1994 are as follows (in thousands):


              1995                         $8,850
              1996                          7,878
              1997                          5,487
              1998                          3,369
              1999                          2,444
              Thereafter                    3,973

The total minimum future rental payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions
Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled under an arrangement with Mr. Bedford whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal to the lesser of (a) 1-1/2% of the gross amount raised or the purchase price of the property, as the case may be, or (b) an amount equal to (i) the aggregate amount of costs funded by Mr. Bedford through the time of such acquisition or financing minus (ii) the aggregate amount of fees previously paid to Mr.
Bedford pursuant to such arrangement. In no event does the aggregate amount of fees paid to Mr. Bedford exceed the aggregate amount of costs funded by Mr. Bedford. Such fees are capitalized by the Company as part of the direct costs of acquisition and financing activities. As of December 31, 1994, the Company had paid Mr. Bedford an aggregate of $903,000 pursuant to this arrangement, which was $712,000 less than the amount of total acquisition and financing costs funded by Mr. Bedford.

The Company is leasing 2,400 square feet of industrial space on a month-to-month basis at a market rental rate of $1,288 per month to a company wholly-owned by Mr. Bedford.

During 1994, furniture and equipment was purchased from a company wholly owned by Mr. Bedford. The purchase price of $69,000 was based on independent valuations.


Note 6 - Stock Option Plans
A total of 1,800,000 shares of the Company's common stock have been reserved for issuance under the Employee Stock Option Plan (the "Employee Plan"). The Employee Plan expires by its own terms in 2003. The Employee Plan provides for non-qualified stock options, incentive stock options and stock appreciation rights. Stock appreciation rights may only be granted in conjunction with stock options and entitle the holder to receive the difference between the fair market value and the exercise price of the common stock which would be receivable upon exercise of the underlying option. The exercise of a stock appreciation right results in the termination of the related option on a share-for-share basis.

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

Note 7 - Stockholder Rights Plan
On July 18, 1989, the Company's Board of Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each share of the Company's Common Stock outstanding on July 31, 1989. The Rights entitle the holders to purchase, under certain conditions, one-hundredth of a newly-issued share of Series A voting Preferred Stock at an exercise price of $30.00. The Rights may also, under certain conditions, entitle the holders to receive Common Stock or other consideration having a value equal to two times the exercise price of each Right. The Rights are redeemable by the Company at a price of $0.01 per Right. If not so redeemed, the Rights expire on July 18, 1999.

Note 8 - Bank Loan Payable
In December 1993, the Company concluded an agreement with Bank of America for a $20,000,000 revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or IBOR plus 3.00%.
The facility is secured by mortgages on Woodlands Tower
II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town Center Drive, and Dupont Industrial Center. At December 31, 1994, the Company had outstanding borrowings of $22,400,000 under the credit facility and a letter of credit issued under the facility in the amount of $600,000.

The daily weighted average amount owing to the bank was $8,984,000 and $3,253,000 in 1994 and 1993, respectively. The weighted average interest rate in these periods was 8.1% and 6.7% respectively. The effective interest rate at December 31, 1994, was 9.1%.

Note 9 - Quarterly Financial Data-Unaudited
The following is a summary of quarterly results of operations for 1994 and 1993(in thousands of dollars, except per share data):


1994 Quarters Ended           3/31      6/30      9/30      12/31

Rental revenues              $1,856    $1,976    $2,473    $2,849

Income before gain on sale      396       565       549       906

Net income                   $1,589      $565      $549    $  906


Per common and common equivalent share:

Net income                    $0.26     $0.09     $0.09     $0.15

1993 Quarters Ended            3/31      6/30      9/30      12/31

Rental revenues              $2,138    $2,040    $1,721    $1,308

Income(loss) before
  gains on sales              (82)         90      (451)        4

Net income (loss)            $(82)     $2,776      $(44)     $497

Per Common Share:

Net income (loss)          $(0.01)      $0.46        -      $0.08

                                 BEDFORD PROPERTY INVESTORS, INC.
                    SCHEDULE III  -  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            December 31, 1994
                                        (in thousands of dollars)

                                                        Gross Amount
                   Init. Cost to Co.     Cost Cap.      Carried at                         Depr.
                            Bldgs.&      Sub. to      Close of Period
Description        Land    Improve       Acquisi.    Land    Bldg.   Total
OFFICE BUILDINGS:
IBM Building,
Jackson, MS      $2,590      $9,142        $699     $2,590  $6,338  $8,928
Woodlands
  Tower II,
  Salt Lake
  City, UT          945       5,805         254        945   6,059   7,004
1000 Town Center Drive,
Oxnard, CA        1,785       3,315       1,354      1,785   4,669   6,454
Mariner Court,
Torrance, CA      3,221       4,279         176      3,221   4,455   7,676
Village Green,
Lafayette, CA       547       1,245          96        556   1,332   1,888

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


                                                        Gross Amount
                Init. Cost to Co.          Cost Cap     Carried at
                            Blds. &        Sub. to     Close of Period
Description       Land      Improve.       Acquisi.    Land    Bldgs.   Total
INDUSTRIAL BUILDINGS:

Contra Costa Diablo
Industrial Park
Building 3,
Concord, CA       495       1,159             8         495     1,167   1,662
Contra Costa Diablo
Industrial Park
Building 8,
Concord, CA       877       1,548             3         877     1,551   2,428
Mason Industrial Park
Building 18
Concord, CA       610       1,265            10         610     1,275   1,885
Ninety-Ninth Street
Business Park Building 3
Lenexa, KS        360       2,167             5         360     2,172   2,532
Cody Street Park
Building 6
Overland Park,
 KS               380       1,103           156         380     1,259   1,639
Dupont Industrial
Center
Ontario, CA     3,588       6,162          (83)(G)    3,588     6,079   9,667
Milpitas Town Center
Milpitas, CA    1,899       4,421          120        1,935     4,505   6,440
              $17,297     $41,611       $2,798      $17,342   $40,861 $58,203
                                                                       (A)(C)

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

                 $3,150
                   (A)


                                          NOTES TO SCHEDULE III
                                         (in thousands of dollars)



(A) An analysis of the activity in real estate for the years ended December 31, 1994, 1993 and 1992 is presented below:

                               Investment                Accumulated Deprec.
                             1994   1993     1992     1994     1993    1992
BALANCE AT BEGINNING OF PERIOD
                           $41,225 $53,874  $85,301    $5,263  $8,321   $8,991
Add (deduct):
  Sale of University
  Tower (D)                  -    (15,946)      -        -    (1,470)    -
  Acquisition of Woodlands
   Tower II                  -      6,884       -        -        -      -
  Sale of Point
   West Place (F)            -      (9,505)    -         -    (3,037)    -
  Acquisition of 1000 Town
  Center Drive               -      5,190      -         -        -      -
  Write-down of Point
  West Place(F)              -      -        (9,290)     -        -      -
  Write-down of Texas Bank
   North (E)                 -      -        (3,631)     -        -      -
  Provision for possible loss
  on University Tower (D)    -      -        (3,200)     -        -      -
  Write-off of Columbia
   Business Center (B)       -      -        (15,681)    -        -    (2,979)
  Write-off of fully
  amortized tenant
  improvements               -       -         (484)     -        -     (484)
  Sale of Texas Bank
  North (E)             (10,131)     -           -    (3,035)     -      -
  Acquisition of
    Mariner Court         7,500      -           -       -        -      -
  Acquisition of
    Dupont Industrial
    Center                9,750      -           -        -       -      -
  Acquisition of
    Village Green         1,792      -           -        -       -      -
  Acquisition of
   Milpitas
   Town Center            6,320      -           -        -       -      -
 Capitalized costs        1,747    728          859       -        -     -
  Depreciation               -      -            -        922    1,449  2,793
BALANCE AT END OF PERIOD $58,203 $41,225    $53,874    $3,150   $5,263 $8,321


(B) In accordance with a Settlement Agreement dated June 3, 1992, between the Company and the first mortgagee, ownership of Columbia Business Center was transferred to the first mortgagee and the investment was written off as of June 30, 1992.
(C) The aggregate cost for Federal income tax purposes is $61,299,000.
(D) On October 2, 1991, the Company acquired its partner's interest in the University Tower property. As a result of this transaction, the University Tower investment became wholly-owned. In anticipation of proposed sale, the Company provided a $3,200,000 provision for possible loss related to this investment in 1992. The property was sold on August 18, 1993.
(E) During 1992, it was decided to offer the Texas Bank North Building for sale. In anticipation of such sale, the Company wrote down its investment in this property by $3,631,000 in 1992. The property was sold on January 14, 1994.
(F) During 1992, it was decided to offer Point West Place for sale. In anticipation of such sale, the Company wrote down its investment in this property by $9,290,000 in 1992. The property was sold on October 1, 1993.
(G) Rental income guarantee in the amount of $264,000 was received from the seller and accounted for as a reduction of the cost of the property.
                                 SIGNATURES

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

Dated:  August 7, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Peter B. Bedford                     August 7, 1995
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer


/s/ Claude M. Ballard                    August 7, 1995
Claude M. Ballard, Director


/s/ Anthony Downs                        August 7, 1995
Anthony Downs, Director


/s/ Anthony M. Frank                     August 7, 1995
Anthony M. Frank, Director


/s/ Martin I. Zankel, Esq.               August 7, 1995
Martin I. Zankel, Director


/s/Donald A. Lorenz                      August 7, 1995
Donald A. Lorenz,
Executive Vice President and
Chief Financial Officer


/s/ Hanh Kihara                          August 7, 1995
Hanh Kihara, Controller

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



San Francisco, California                KPMG Peat Marwick LLP
March 27, 1995

                               Exhibit 10.14


                            EMPLOYMENT AGREEMENT

AGREEMENT made as of February 17, 1993, between ICM Property
Investors Incorporated, a Delaware corporation ("ICM"), and Peter
B. Bedford ("Bedford").

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

(b) Control. The duties of Bedford pursuant to this Agreement shall be performed subject only to the policies and directions of the Board, and Bedford's authority and control over the business operations and activities of ICM shall be subordinate to that of no other officer or individual employed by ICM or any of its affiliates.

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

(2) "Termination Other Than For Cause" shall mean a termination by ICM of Bedford's employment with ICM (other than a Termination For Cause) and shall include a termination as a result of (i) a delivery by ICM of a written notice of termination to Bedford pursuant to
Section 3(d), (ii) a delivery by ICM of a written notice to Bedford to the effect that this Agreement shall not be renewed pursuant to
Section 3(b), or (iii) Bedford's resignation upon any of the following events: Any unlawful interference by ICM with Bedford's performance of any of his duties hereunder; any breach by ICM of any of its obligations under this Agreement; or the failure of Bedford to be reelected as a member or as chairman of the Board, or as Chief Executive Officer.

(3) "Voluntary Termination" shall mean termination by Bedford of Bedford's employment with ICM other than (i) Termination Upon a Change in Control, or (ii) termination by reason of Bedford's death or disability as described in Section 3(e) and 3(f).

(4) "Termination Upon a Change in Control" shall mean a termination by Bedford, in his discretion, of his employment with ICM within 60 days following a "Change in Control". A "Change in Control" means the effecting of any transaction or series of separate transactions, not approved by a majority of the board of directors, involving issuance of shares by ICM or acquisition of shares of ICM which results in the acquisition of voting control by a person, entity or group not having such voting control as of the date of this Agreement. Voting control, as used herein, means ownership of 35% or more of the voting stock of ICM.

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

(b) Expenses. ICM shall reimburse Bedford upon request for his reasonable travel and entertainment expenses while performing services hereunder.

(c) Automobile. During the term of his employment, ICM shall pay to Bedford an amount equal to the sum of (i) a monthly automobile allowance equal to $350 per month, (ii) a parking allowance of $50 per month and
(iii) any amounts he expends for gasoline, oil, repairs and other reasonable expenditures which he may incur in connection with the use of an automobile. The amounts in clauses (i) and (ii) shall be payable on the 15th day of each month; and the amounts in clause (iii) shall be payable promptly following the delivery to ICM of a voucher together with the applicable receipts.

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

5. Severance Compensation and Death Benefits. If Bedford's employment is terminated as a result of either (1) a Termination Upon a Change in Control or (2) a Termination Other Than For Cause, then, upon the effective date of such termination, ICM shall make a cash payment to Bedford as severance compensation in an amount equal to 100% of his annual Base Salary (at the level payable at the time of such termination).

(b) No Severance Compensation Upon Other Termination. In the event of a Voluntary Termination, Termination For Cause, termination by reason of Bedford's disability pursuant to Section 3(e), or termination by reason of Bedford's death pursuant to Section 3(f), Bedford or his estate shall not be paid any severance compensation pay.

(c) Death Benefits. In the event of termination of Bedford's employment by reason of Bedford's death, ICM shall pay to Bedford's estate or assignee, as the case may be, a death benefit equal to $150,000.


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

(e) Limit on Aggregate Compensation Upon a Change in Control. Notwithstanding anything else in this Agreement, solely in the event of a Termination Upon a Change in Control pursuant to Section 3(h), the aggregate of the amount of severance compensation paid to Bedford under Sections 3(d) and 5(a) or otherwise shall not include any amount that ICM is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code.

6. Non-Competition. During the term of this Agreement, Bedford shall not carry on or engage in any business which, in the reasonable opinion of the Board, is competitive with the business of ICM, but nothing contained herein shall prohibit Bedford from carrying on or engaging in any business activity which is not so competitive.

7. Indemnification by ICM. ICM shall indemnify Bedford to the fullest extent permitted by law. Without limiting the generality of the foregoing, ICM shall indemnify and save and hold Bedford harmless from and in respect of all (a) fees, costs, expenses, and liabilities (including reasonable attorneys' fees) incurred in connection with or resulting from any claim, action, or demand against him that arises out of or in any way related to ICM or any of its affiliates, or its properties, businesses, or affairs and (b) such claims, actions, and demands and any losses or damages resulting from such claims, actions and demands including amounts paid in settlement or compromise (if recommended by attorneys for ICM) of any such claim, action or demand; provided, however, that the indemnification provided by this Section shall apply to Bedford only so long as Bedford acts in good faith and is not found to be guilty of recklessness or willful or wanton misconduct.

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

10. Arbitration of Disputes; Attorneys' Fees. Any controversy or claim arising out of or related to this Agreement, or the breach thereof, shall be resolved by arbitration in accordance with the Employment Dispute Resolution Rules of the American Arbitration Association, and judgment upon award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. The prevailing party shall be entitled to have and recover from the losing party reasonable attorneys' fees and costs. The prevailing party shall be determined by the arbitrator(s) based upon an assessment of which party's major arguments made or positions taken in the proceedings fairly could be said to have prevailed over the other party's major arguments or positions on major disputed issues in the arbitrator(s)' decision.

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

ICM Property Investors Incorporated 3658 Mt. Diablo Blvd., Suite 210 Lafayette, CA 94549 and, in the case of Bedford, to:

Peter B. Bedford
ICM Properties Investors Inc.
3658 Mt. Diablo Blvd., Suite 210
Lafayette, CA 94549

or at such other addresses as are specified in notices given by the parties pursuant to the procedures of this Section. All notices and other communications to Bedford shall be marked conspicuously with the phrase "personal".

The parties hereto have executed this Agreement as of the date first set forth above.
ICM PROPERTY INVESTORS INC.