Form 10-Q
period 1995-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1995-08-14
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

_x_  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarter ended June 30, 1995.

     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

                  Commission File Number 1-12222

                 BEDFORD PROPERTY INVESTORS, INC.
      (Exact name of Registrant as specified in its charter)


MARYLAND                                      68-0306514
(state or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


270 Lafayette Circle, Lafayette, CA                   94549
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including
area code                                    (510)283-8910

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                           Outstanding as of August 14, 1995
Common Stock, $0.01 par value               5,990,650

                 BEDFORD PROPERTY INVESTORS, INC.

                               INDEX



PART I.  FINANCIAL INFORMATION                           Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                3

Consolidated Balance Sheets
as of June 30, 1995 and December 31, 1994                4

Consolidated Statements of Income for the three
and six months ended June 30, 1995 and 1994              5


Consolidated Statements of Stockholders' Equity
for the six months ended June 30, 1995 and the
year ended December 31, 1994                             6


Consolidated Statements of Cash Flows for the
six months ended June 30, 1995 and 1994                  7

Notes to Consolidated Financial Statements               8



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of
Operations and Financial Condition


PART II.  OTHER INFORMATION

ITEMS 1 - 6

SIGNATURES

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

                 BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED BALANCE SHEETS (Unaudited)
               (in thousands, except share amounts)

                                         June 30,  December 31,
                                           1995       1994
ASSETS:
 Real estate investments:
  Office buildings-held for sale          $  8,934  $ 8,928
  Office buildings-held for investment      23,385   23,022
  Industrial buildings                      26,355   26,253

                                            58,674   58,203
  Less accumulated depreciation              3,762    3,150

                                            54,912   55,053

 Cash                                        1,115    4,733
 Other assets                                2,647    2,508

     Total assets                         $ 58,674  $62,294

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Bank loan payable                          18,523   22,400
 Accounts payable and accrued expenses         907      850
 Dividend payable                              629      568
 Acquisition payable                           600      600
 Other liabilities                           1,000      944

  Total liabilities                         21,659   25,362

 Stockholders' equity:
   Preferred stock, par value $0.01 per
     share; authorized 10,000,000 shares,
     issued none                              -        -
   Common stock, par value $0.01 per share;
     authorized 30,000,000 shares, issued
     and outstanding, 5,990,650 shares in 1995;
     5,976,900 shares in 1994                   60       60
   Additional paid-in capital              107,209  107,151
   Accumulated losses and distributions
     in excess of net income               (70,254) (70,279)

  Total stockholders' equity                37,015   36,932
       Total liabilities and
       stockholders' equity               $ 58,674 $ 62,294

See accompanying notes to consolidated financial statements.



                       BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (Unaudited)
            (in thousands, except share and per share amounts)


                                    Three Months         Six Months
                                   1995      1994       1995     1994

Property operations:
  Rental income                 $2,616    $1,976     $5,278   $3,832
  Rental expenses:
   Operating expenses              643       552      1,305    1,067
   Real estate taxes               250       218        482      423
   Depreciation and
     amortization                  357        211      698       605

Income from property operations  1,366       995      2,793    1,737

General and administrative
  expense                         (312)      (319)    (682)     (615)

Interest income                      8        17         19       36

Interest expense                 (446)     (128)      (908)    (197)

Income before gain on sale         616       565      1,222      961

Gain on sale of real estate
  investment                         -         -          -    1,193

Net income                        $616      $565     $1,222   $2,154

Net income per common and common
 equivalent share                $0.10     $0.09      $0.20    $0.35

Weighted average number of common
 and common equivalent shares
 outstanding                 6,134,361 6,144,673  6,132,750   6,140,557



See accompanying notes to consolidated financial statements.

                  BEDFORD PROPERTY INVESTORS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1995
          AND THE YEAR ENDED DECEMBER 31, 1994(Unaudited)
               (in thousands, except per share data)

                                         Accumulated
                                         losses and        Total
                            Additional   distributions     stock-
                   Common   paid-in      in excess of      holders'
                    stock   capital      net income        equity

Balance,
  December 31,
   1993              $60    $107,147      $(71,766)       $35,441

Issuance of
  Common Stock         -           4             -              4

Net Income             -           -         3,609          3,609

Dividends
  ($0.355 per share)   -           -        (2,122)        (2,122)

Balance,
  December 31, 1994   60     107,151       (70,279)        36,932

Issuance of
  Common Stock         -          58             -             58

Net Income             -           -         1,222          1,222

Dividends
  ($0.20 per share)    -           -        (1,197)        (1,197)

Balance,
  June 30, 1995      $60    $107,209      ($70,254)       $37,015


See accompanying notes to consolidated financial statements.

                  BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (Unaudited)
                           (in thousands)


                                           1995      1994
Operating Activities:
  Net income                             $1,222    $2,154
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization           833       715
    Gain on sale of real estate investment    0   (1,193)
    Change in other assets                (360)     (313)
    Change in accounts payable and
       accrued expenses                      57     (722)
    Change in other liabilities              56       242

Net cash provided by operating activities 1,808       883

Investing Activities:
   Investments in real estate             (471)  (17,718)
   Proceeds from sale of real estate
      investment                              0     8,289

Net cash used by investing activities     (471)   (9,429)

Financing Activities:
   Proceeds from bank loan                2,500    22,683
   Repayments of bank loan              (6,377)  (14,059)
   Issuance of common stock                  58         0
   Payment of dividends                 (1,136)     (896)

Net cash provided (used) by financing
   activities                           (4,955)     7,728

Net decrease in cash                    (3,618)     (818)
Cash at beginning of period               4,733     4,930

Cash at end of period                    $1,115    $4,112

Supplemental disclosure of cash flow information:
  Cash paid during the period for
   interest                              $   812   $   40


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

Per Share Data

Per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect.

Note 2. Real Estate Investments

As of June 30, 1995, the Company's real estate investments (net of depreciation) were diversified by property type as follows (in thousands):

                         Number of  Investment     % of
                        Properties      Amount    Total

Office Buildings                 5     $29,636       54
Industrial Buildings             7      25,276       46

Total                           12     $54,912      100

As of June 30, 1995, the Company's real estate investments (net of depreciation) were diversified by geographic region as follows (in thousands):

                         Number of  Investment     % of
                        Properties      Amount    Total

San Francisco Bay
  Area, California               5     $14,086       26

Greater Los Angeles
  Area, California               3      23,349       43

Salt Lake City,
  Utah                           1       6,757       12

Greater Kansas City
  Area, Kansas                   2       3,760        7

Jackson, Mississippi
  (offered for sale)             1       6,960       12


Total                           12     $54,912      100

The following table sets forth the Company's real estate investments as of June 30, 1995 (in thousands):
                                          Less
                                         Accumulated
                                          Depre-
                        Land  Building   ciation    Total
Office Buildings:

IBM Building (1)     $ 2,590    $6,344    $1,974   $6,960

Woodlands Tower II       945     6,090       278    6,757

1000 Town Center
Drive                  1,785     4,691       242    6,234

Mariner Court          3,221     4,499       157    7,563

Village Green            743     1,411        32    2,122

   Total Office        9,284    23,035     2,683   29,636

Industrial Buildings:

Building 3
Contra Costa Diablo
Industrial Park          495     1,167       118    1,544

Building 8
Contra Costa Diablo
Industrial Park          877     1,551       158    2,270

Building 18,
Mason Industrial Park    610     1,305       136    1,779

Building 6,
Cody Street Park         380     1,259       191    1,448

Building 3,
Ninety-Ninth Street
  Park                   360     2,172       220    2,312

Dupont Industrial
  Center               3,588     6,131       167    9,552

Milpitas Town Center   1,935     4,525        89    6,371

   Total Industrial    8,245    18,110     1,079   25,276

Total                $17,529   $41,145    $3,762  $54,912
____________________
(1)Offered for sale.
Texas Bank North Building
During the fourth quarter of 1992, the Company decided to offer the Texas Bank North Building for sale. In anticipation of such sale, the property was evaluated and written down to management's best estimate of net realizable value. The Company wrote down its investment in this property by $3,631,000. This write down resulted from the general economic conditions that existed in the national and local real estate markets. In December 1993, the Company entered into a contract to sell the Texas Bank North Building for a cash sale price of $8,500,000. The sale was completed on January 14, 1994, and resulted in a gain of $1,193,000. This gain was primarily attributable to an improvement in 1993 in the local real estate economy.

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

Note 3.  Related Party Transactions

Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled through an arrangement with Mr. Bedford, whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford is paid a fee by the Company equal 1-1/2% of the gross amount raised or 1-1/2% of the purchase price of the property, as the case may be. However, because Mr. Bedford is a related party and in order to insure that such fees were reasonable, the Board of Directors has limited the maximum amount of fees that can be paid to Mr. Bedford. The agreement specifies that aggregate fees paid to Mr. Bedford for such services cannot exceed the total costs incurred by Mr. Bedford in maintaining a staff of personnel skilled in such activities. As of June 30, 1995, the Company had paid Mr. Bedford an aggregate of $903,000 pursuant to this arrangement, which was $1,182,000 less than the amount of total acquisition and financing costs funded by Mr. Bedford.

The Company believes that since the fees charged are (1) comparable to those charged by other sponsors or real estate investment entities or other third party service providers, and (2) charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and are capitalized as part of the asset or financing activities.

The Company is leasing 2,400 square feet of industrial space on a month-to-month basis at a market rental rate of $1,288 per month to a company wholly-owned by Mr. Bedford.

Note 4.  Bank Loan Payable

In December 1993, the Company concluded an agreement with Bank of America for a $20 million revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility, which matures on January 1, 1997, carries an interest rate option of either prime plus 0.75% or IBOR plus 3.00%. The facility is secured by mortgages on Woodlands Tower II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town Center Drive and Dupont Industrial Center. At June 30, 1995, the Company had outstanding borrowings of $18,523,000 under the credit facility and a letter of credit issued under the facility in the amount of $600,000.

The daily weighted average amount owing to the bank was $17,834,000 and $2,592,000 in the first six months of 1995 and 1994, respectively. The weighted average interest rate in these periods was 8.86% and 7.35%, respectively. The effective interest rate at June 30, 1995, was 8.59%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Six Months Ended June 30, 1995 Compared with Six Months Ended June 30, 1994

Income
Income from property operations (defined as rental income less rental expenses) increased $1,056,000 or 61% for the six months ended June 30, 1995, as compared to the same period in 1994. This is due primarily to an increase in rental income of $1,446,000 for the first six months in 1995 compared to the first six months in 1994, offset by an increase in rental expenses of $390,000. The increase in rental income and expenses is primarily attributable to the increase in real estate investments.

Village Green and Milpitas Town Center were acquired after the second quarter of 1994, and Dupont Industrial Center was acquired on May 24, 1994. These acquisitions increased rental income in the first six months of 1995 by approximately $1,207,000. Additionally, 1000 Town Center Drive (acquired December 30, 1993) had an increase in rental income of approximately $461,000, resulting from an increase in occupancy from 43% to 93%. The increase in rental income was offset by rental loss of $132,000 as a result of the vacancies at the Contra Costa Diablo Buildings 3 and 8.

The increase in rental expenses is primarily attributable to operating expenses incurred in connection with the newly acquired properties and the increase in occupancy at 1000 Town Center Drive.

Expenses
Interest expense, which includes amortization of loan fees, increased $711,000 or 361% for the first six months of 1995 compared with the same period in 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility to finance the acquisition of properties in 1994, combined with the increase in interest rates. The amortization expense of loan fees was $111,000 and $103,000 in the first six months of 1995 and 1994, respectively. General and administrative expenses increased $67,000 or 11% for the first six months of 1995 compared with the same period in 1994. The increase is attributable to the higher administrative and personnel costs associated with a larger real estate portfolio.


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

At June 30, 1995, the Company is offering for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. The Company continues to depreciate this property during the holding period prior to disposition and the net book value of the property at June 30, 1995 was $6,960,000.

The Company has received an offer for the property at a price of $6,500,000. The property was last appraised in September, 1993 for approximately $7,300,000 and the Company is currently updating this appraisal to ascertain whether to proceed with a sale at $6,500,000.
A sale at this price would generate a loss on sale of approximately $460,000. Since the property is substantially leased and continues to provide net operating income at the 1993 level, the Company does not believe, at this time, that the investment in this property should be written down.

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

Results of Operations-Three Months Ended June 30, 1995 Compared with Three Months Ended June 30, 1994.

Income
Income from property operations (defined as rental income less rental expenses) increased 371,000 or 37% for the three months ended June 30, 1995, as compared to the same period in 1994. This is due primarily to an increase in rental income of $640,000 for the three months ended June 30, 1995 compared to the three months ended June 30, 1994, offset by an increase in rental expenses of $269,000. The increase in rental income and expenses is primarily attributable to the increase in real estate investments.

Village Green and Milpitas Town Center were acquired after the second quarter of 1994, and Dupont Industrial Center was acquired on May 24, 1994. These acquisitions increased the second quarter 1995 rental income by approximately $553,000. Additionally, 1000 Town Center Drive (acquired December 30, 1993) had an increase in quarterly rental income of $239,000, resulting from an increase in occupancy from 43% to 93%. The increase in rental income was offset by a rental loss of $109,000 as a result of the vacancies at Contra Costa Diablo Buildings 3 and 8.

The increase in rental expenses is primarily attributable to operating expenses incurred in connection with the newly acquired properties and the increase in occupancy at 1000 Town Center Drive.

Expenses
Interest expense, which includes amortization of loan fees, increased $318,000 or 248% for the three months ended June 30, 1995 compared with the same period in 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility to finance the acquisition of properties in 1994 combined with the increase in interest rates. The amortization expense of loan fees was $55,000 and $57,000 in the three months ending June 30,1995 and June 30, 1994, respectively. General and administrative expenses remained relatively unchanged as compared with the same period in 1994. In the second quarter of 1995, the increase in administrative and personnel costs associated with a larger real estate portfolio was offset by lower directors and officers (D & O) insurance expense. D & O insurance was renewed at a lower premium due to the Company's improved performance in the recent years.

Liquidity and Capital Resources

In December 1993, the Company secured a $20 million revolving credit facility with Bank of America. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town Center during the first nine months of 1994. To minimize interest expense, the Company utilized a portion of its available cash resources to reduce the outstanding borrowings under the line of credit. The Company may re-borrow such amounts at its discretion. At June 30, 1995, the Company was in compliance with the covenants and requirements of its revolving credit facility with Bank of America.

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts outstanding under the credit facility when they become due in 1997. The Company expects to make such payments by refinancing or extending the credit facility or by raising funds through the sale of equity securities or properties.

In October 1994, the Company obtained a commitment from Bank of America to increase its $23 million revolving line of credit to $60 million. The availability of the increased commitment is subject to several performance conditions which the Company believes it will be able to satisfy. Among other provisions, the commitment provides for a three year term and a more competitive interest rate structure. The commitment expired on March 31, 1995. In May 1995, Bank of America gave the Company a six-month extension of the commitment from March 31, 1995 to September 30, 1995.

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


Potential Factors Affecting Future Operating Results

For the period ended June 30, 1994, net income was positively affected by the gain on sale of real estate investments. The Company does not anticipate that its 1995 net income will be materially impacted by gains on sales of real estate investments.

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company anticipates that its results from operations in 1995 will be impacted negatively by substantial borrowings to finance property acquisitions.

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1995 may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. As of July 1995, the Company was in active negotiations to release the vacant spaces at both Contra Costa Diablo Building 3 and Building 8. The Company expects to release the vacancies without any material adverse impact on 1995 operations. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, however, could result in an increase in the Company's borrowing costs.

Dividends

Dividends declared for the first and second quarters of 1995 were $0.095 and $0.105 per share, respectively. Consistent with the Company's policy, the dividend declared for the last quarter of 1994 was paid in 1995; as a result, the Company's statement of cash flows for the period ended June 30, 1995 reflects dividends paid for the fourth quarter of 1994 and the first quarter of 1995. Similarly, the Company's statement of cash flows for the period ended June 30, 1994 reflects dividends paid for the fourth quarter of 1993 and the first quarter of 1994. The dividends declared for the fourth quarter of 1994 and 1993 were $0.095 and $0.07 per share, respectively.

Government Regulations

As more fully discussed in Item 1 above, the Phase I environmental assessment for Milpitas Town Center indicates that the groundwater under the property either has been or may in the future be impacted by the migration of contaminants originating off-site. The Company does not believe that this environmental matter will impair the future value of Milpitas Town Center.

Financial Condition

During the three months ended June 30, 1995, the Company's operating activities provided cash flow of $1,808,000. Investing activities utilized cash of $471,000 for improvements to real estate. Financing activities utilized cash of $4,955,000 primarily to reduce bank borrowings by $3,877,000 and to pay dividends of $1,136,000.

Industry analysts generally consider Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 1995 amounted to $964,000 and $1,920,000, respectively. During the same periods in 1994, FFO amounted to $773,000 and $1,566,000, respectively. FFO was determined in accordance with the National Association of Real Estate Investment
Trusts' interpretation published in March, 1995.   FFO is defined as
net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of assets related to real estate, after adjustments for unconsolidated ventures.
 FFO, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

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

10.14* Employment Agreement dated February 17, 1993, by and between ICM Property Investors Incorporated, a Delaware Corporation, and Peter B. Bedford.

10.15 Series A Convertible Preferred Stock Purchase Agreement among the Company, AEW Partners, L.P. and Peter B. Bedford dated as of May 18, 1995.

B. Reports on Form 8-K

   During the quarter ended June 30,1995, the Company filed a report on form 8-K dated May 19,1995, announcing that it had entered into a stock purchase agreement with an investment fund managed by Aldrich Eastman Waltch to sell $50 million of the Company's Series A
Cumulative Convertible Preferred Stock.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  August 14, 1995


   BEDFORD PROPERTY INVESTORS, INC.
             (Registrant)


   By:  /s/ PETER B. BEDFORD
        Peter B. Bedford
        Chairman of the Board and
        Chief Executive Officer


   By:  /s/ DONALD A. LORENZ
        Donald A. Lorenz
        Executive Vice President and
        Chief Financial Officer
        (Principal Financial Officer)


   By:  /s/  HANH KIHARA
        Hanh Kihara
        Controller
        (Principal Accounting Officer)

      SERIES A CONVERTIBLE PREFERRED STOCK PURCHASE AGREEMENT



                               among



                         AEW PARTNERS, L.P.



                                and



                  BEDFORD PROPERTY INVESTORS, INC.

                                and

                          PETER B. BEDFORD




                            May 18, 1995

                         TABLE OF CONTENTS

                                                                Page

DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .   1

1. SALE AND PURCHASE OF SHARES . . . . . . . . . . . . . . . . .  10
   1.1  Sale and Purchase of Shares. . . . . . . . . . . . . . .  10
   1.2  Payment and Delivery of Shares . . . . . . . . . . . . .  11

2. CLOSING . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

3. REPRESENTATIONS AND WARRANTIES OF THE COMPANY . . . . . . . .  12
   3.1  Corporate Existence and Power. . . . . . . . . . . . . .  12
   3.2  Corporate Authorization. . . . . . . . . . . . . . . . .  12
   3.3  Governmental Authorization . . . . . . . . . . . . . . .  13
   3.4  Non-Contravention. . . . . . . . . . . . . . . . . . . .  14
   3.5  Capitalization . . . . . . . . . . . . . . . . . . . . .  15
   3.6  SEC Filings. . . . . . . . . . . . . . . . . . . . . . .  16
   3.7  Financial Statements . . . . . . . . . . . . . . . . . .  17
   3.8  No Material Adverse Matter . . . . . . . . . . . . . . .  17
   3.9  Litigation . . . . . . . . . . . . . . . . . . . . . . .  18
   3.10 Compliance with Laws . . . . . . . . . . . . . . . . . .  18
   3.11 ERISA Plans. . . . . . . . . . . . . . . . . . . . . . .  19
   3.12 Property Related Matters . . . . . . . . . . . . . . . .  19
   3.13 Environmental Matters. . . . . . . . . . . . . . . . . .  25
   3.14 Contracts With Insiders. . . . . . . . . . . . . . . . .  27
   3.15 Tax Matters. . . . . . . . . . . . . . . . . . . . . . .  27
   3.16 Investment Company . . . . . . . . . . . . . . . . . . .  28
   3.17 Qualification as a Real Estate Investment Trust. . . . .  28
   3.18 Subsidiaries . . . . . . . . . . . . . . . . . . . . . .  29
   3.19 Registration Rights. . . . . . . . . . . . . . . . . . .  29
   3.20 Brokers. . . . . . . . . . . . . . . . . . . . . . . . .  29
   3.21 Board Resolution . . . . . . . . . . . . . . . . . . . .  29
   3.22 HSR. . . . . . . . . . . . . . . . . . . . . . . . . . .  30


4. REPRESENTATIONS AND WARRANTIES OF AEW . . . . . . . . . . . .  30
   4.1  Existence and Power. . . . . . . . . . . . . . . . . . .  30
   4.2  Authorization. . . . . . . . . . . . . . . . . . . . . .  30
   4.3  Governmental Authorization . . . . . . . . . . . . . . .  31
   4.4  Non-Contravention. . . . . . . . . . . . . . . . . . . .  31
   4.5  Purchase for Investment; Legend. . . . . . . . . . . . .  32
   4.6  REIT Ownership . . . . . . . . . . . . . . . . . . . . .  34
   4.7  Brokers. . . . . . . . . . . . . . . . . . . . . . . . .  35

5. COVENANTS OF THE COMPANY. . . . . . . . . . . . . . . . . . .  35
   5.1  Conduct of the Company . . . . . . . . . . . . . . . . .  35
   5.2  Access to Information; Confidentiality . . . . . . . . .  37
   5.3  Qualification as a REIT. . . . . . . . . . . . . . . . .  38
   5.4  Other Offerings. . . . . . . . . . . . . . . . . . . . .  38
   5.5  Use of Proceeds. . . . . . . . . . . . . . . . . . . . .  39
   5.6  No Solicitation. . . . . . . . . . . . . . . . . . . . .  39
   5.7  Reporting Requirements . . . . . . . . . . . . . . . . .  41
   5.8  Post-Closing Share Transfer Covenant . . . . . . . . . .  45
   5.9  Series A Directors Compensation. . . . . . . . . . . . .  46
   5.10 Payments to AEW or its Affiliates. . . . . . . . . . . .  46

6. COVENANTS OF AEW AND THE COMPANY. . . . . . . . . . . . . . .  46
   6.1  Reasonable Best Efforts. . . . . . . . . . . . . . . . .  46
   6.2  Certain Filings. . . . . . . . . . . . . . . . . . . . .  47
   6.3  Proxy Statement; Board Recommendation. . . . . . . . . .  47
   6.4  Public Announcements . . . . . . . . . . . . . . . . . .  48
   6.5  Brokers or Finders . . . . . . . . . . . . . . . . . . .  48
   6.6  Notices of Certain Events. . . . . . . . . . . . . . . .  49
   6.7  Renegotiation of Conversion Price. . . . . . . . . . . .  49
   6.8  NYSE Listing . . . . . . . . . . . . . . . . . . . . . .  50

7. SECURITIES MATTERS. . . . . . . . . . . . . . . . . . . . . .  50
   7.1  AEW Right to Participate in Future Offerings . . . . . .  50
   7.2  Rule 144 Reporting . . . . . . . . . . . . . . . . . . .  52

8. REGISTRATION RIGHTS . . . . . . . . . . . . . . . . . . . . .  53
   8.1  Demand Registration. . . . . . . . . . . . . . . . . . .  53
   8.2  Piggyback Registration . . . . . . . . . . . . . . . . .  58
   8.3  Expenses of Registration . . . . . . . . . . . . . . . .  62
   8.4  Registration Procedures. . . . . . . . . . . . . . . . .  63
   8.5  Information Furnished by Holder. . . . . . . . . . . . .  64
   8.6  Indemnification. . . . . . . . . . . . . . . . . . . . .  64
   8.7  Transfer of Rights . . . . . . . . . . . . . . . . . . .  68
   8.8  Market Stand-off . . . . . . . . . . . . . . . . . . . .  69

9. CONDITIONS TO THE CLOSING . . . . . . . . . . . . . . . . . .  69
   9.1  Conditions to the Obligation of Each Party . . . . . . .  69
   9.2  Conditions to the Obligations of AEW . . . . . . . . . .  70
   9.3  Conditions to the Obligation of the Company. . . . . . .  76
   9.4  Due Diligence Period . . . . . . . . . . . . . . . . . .  77

10.     TERMINATION. . . . . . . . . . . . . . . . . . . . . . .  80
   10.1 Termination. . . . . . . . . . . . . . . . . . . . . . .  80
   10.2 Effect of Termination. . . . . . . . . . . . . . . . . .  81

11.     MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . .  81
   11.1  Notices . . . . . . . . . . . . . . . . . . . . . . . .  81
   11.2  Amendments; No Waivers. . . . . . . . . . . . . . . . .  82
   11.3  Fees and Expenses . . . . . . . . . . . . . . . . . . .  83
   11.4  Successors and Assigns. . . . . . . . . . . . . . . . .  83
   11.5  Governing Law . . . . . . . . . . . . . . . . . . . . .  84
   11.6  Counterparts; Effectiveness . . . . . . . . . . . . . .  84
   11.7  Severability. . . . . . . . . . . . . . . . . . . . . .  84
   11.8  Specific Performance. . . . . . . . . . . . . . . . . .  84
   11.9  Survival of Representations and Warranties;
         Knowledge and Materiality . . . . . . . . . . . . . . .  85
   11.10 Entire Agreement. . . . . . . . . . . . . . . . . . . .  86
   11.11 Costs and Expenses of Litigation. . . . . . . . . . . .  86
   11.12 Bedford . . . . . . . . . . . . . . . . . . . . . . . .  86

   THIS SERIES A CONVERTIBLE PREFERRED STOCK PURCHASE AGREEMENT (the "Agreement") is made as of the 18th day of May, 1995, among BEDFORD PROPERTY INVESTORS, INC. (the "Company"), AEW PARTNERS, L.P. ("AEW"), and (for purposes of Section 8.2.2.2 hereof only) PETER B. BEDFORD ("Bedford").

                              RECITAL

   Upon the terms and subject to the conditions of this Agreement, AEW desires to purchase from the Company, and the Company desires to sell to AEW, newly issued shares of the Company's Series A Convertible Preferred Stock.

THE PARTIES AGREE AS FOLLOWS:

                            DEFINITIONS

   As used in this Agreement, the following terms shall have the following meanings:

   "AEW" shall mean AEW PARTNERS, L.P., a Delaware limited partnership.

   "Affiliate" shall mean with respect to any person, any other person controlling, controlled by or under direct or indirect common control with such person (for the purposes of this definition "control," when used with respect to any specified person, shall mean the power to direct the management and policies of such person, directly or indirectly, whether through ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing).

   "Articles of Amendment" shall mean both of the Articles of Amendment of Charter of the Company in the forms attached as Exhibit 3.2A and Exhibit 3.2B hereto, subject to such changes as are contemplated by Section 6.8 and such changes to Article VII as the parties mutually agree.

   "Average Pre-Closing Price" shall mean the average closing sale price of the Company's Common Stock as reported by the NYSE for the seven Business Days immediately preceding the Closing Date.

   "Bedford Registration Rights Agreement" shall mean the
Registration Rights Agreement dated December 5, 1990 by and between the Company and Bedford.

   "B of A" shall mean Bank of America N.T. & S.A.

   "BPIA" shall mean Westminster Holdings, Inc., a California corporation, dba BPIA.

   "BPIA Agreement" shall mean the BPIA Agreement dated as of January 1, 1995 between BPIA and the Company.

   "Business Day" shall mean any day, Monday through Friday, on which the NYSE is open for regular trading.

   "Closing Date" shall mean the date on which the closing contemplated by Section 2 takes place.

   "Closing Memorandum" shall mean the memorandum setting forth the documents to be delivered by the parties at the closing in the form attached as Exhibit 1.2 hereto.

   "Code" shall mean the Internal Revenue Code of 1986, as amended.

   "Company" shall mean Bedford Property Investors, Inc., a Maryland corporation, its predecessor, ICM Property Investors, Incorporated, a Delaware corporation, and, unless the context requires otherwise, the Subsidiaries.

   "Company 10-K's" shall mean the Company's Annual Reports on Form 10-K for the fiscal years ended December 31, 1991, 1992, 1993 and 1994, as filed with the SEC.

   "Company 10-Q's" shall mean the Company's Quarterly Reports on
Form 10-Q for the three-month periods ended March 31, 1994, June 30, 1994 and September 30, 1994, as filed with the SEC.

   "Conversion Price" shall mean $6.00 which is 105% of the average closing sale price of the Company's Common Stock as reported by the NYSE for the 60 Business Days prior to the first public announcement relating to this transaction. As set forth in the Articles of Amendment, based on the initial $6.00 Conversion Price, each Share shall initially be convertible into one share of Common Stock ($6.00 price per share divided by the $6.00 initial Conversion Price).

   "Co-Sale Agreement" shall mean the Co-Sale Agreement between AEW and Peter Bedford in substantially the form of Exhibit 9.2(h) hereto.

   "Directors Option Plan" shall mean the Company's 1992 Directors Stock Option Plan.

   "Disclosure Schedule" shall mean the Disclosure Schedule dated the same date as this Agreement furnished by the Company to AEW and attached as Exhibit 3 hereto.

   "Employee Option Plan" shall mean the Company's amended Employee Stock Option Plan.

   "Environmental Claim" shall mean any claim, action, cause of action or notice by any person or entity alleging (i) any liability or potential liability arising out of, based on or resulting from the presence or release or threatened release into the environment of any Materials of Environmental Concern, (ii) responsibility or potential responsibility for the clean-up, removal, treatment or remediation of any Materials of Environmental Concern or (iii) a violation of Environmental Laws.

   "Environmental Laws" shall mean all federal, state, and local laws and regulations applicable to the Company and relating to pollution or protection of human health or the environment, including, without limitation, laws and regulations relating to emissions, discharges, releases or threatened releases of Materials of Environmental Concern, or otherwise relating to the use, treatment, storage, disposal, transport or handling of Materials of Environmental Concern.

   "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations adopted under that statute.

   "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations adopted under that statute.

   "GAAP" shall mean United States generally accepted accounting principles in effect as of the date of this Agreement.

   "Holder" shall mean any holder of outstanding Registrable
Securities which have not been sold to the public, but only if such holder is AEW or an assignee or transferee of Registration Rights as permitted by Section 8.7.

   "Initiating Holders" shall mean any holders of Registrable
Securities that have not been sold to the public who in the aggregate hold at least 40% of the Registrable Securities.

   "Inspection Period" shall mean the period commencing on the date of this Agreement and ending at 5:00 p.m. San Francisco time on June 20, 1995.

   "Leases" shall mean those real and personal property leases set forth in Exhibit 3.12B hereto (which Exhibit 3.12B includes the Major Leases).

   "Major Leases" shall mean those real property leases set forth in
Exhibit 3.12A hereto.

   "Material Adverse Matter" shall mean one or more facts or events which individually or in the aggregate represent a material adverse matter relating to, or a material adverse change in, the Properties or the consolidated assets, earnings, results of operation or financial condition of the Company; provided that for purposes of this Agreement any event or events which individually or in the aggregate would impose a liability of, impair the financial condition of the Company by, or require an amount to cure of, more than $500,000 shall be conclusively deemed to be material.

   "Materials of Environmental Concern" shall mean pollutants, contaminants, hazardous waste, hazardous substances, toxic substances, petroleum and petroleum products as defined in the Comprehensive
Environmental Response, Compensation and Liability   Act, as amended,
and the regulations adopted by the United States Environmental Protection Agency under that statute or in any other environmental law.

   "Merrill" shall mean Merrill Lynch, Pierce, Fenner & Smith
Incorporated.

   "NYSE" shall mean the New York Stock Exchange.

   "New Securities" shall mean any offering by the Company of any Voting Securities for cash or cash equivalents; provided, that "New Securities" shall not include (i) securities issuable upon conversion of any convertible Voting Securities; (ii) securities issuable upon exercise of any options, warrants or other similar Voting Securities;
(iii) securities issuable pursuant to the Option Plans to employees, directors or consultants of the Company, approved by the Board of Directors of the Company; (iv) securities issuable in consideration of the acquisition of assets or shares of another entity; (v) securities issuable in a firm commitment underwritten public offering; (vi) warrants (or the shares of Common Stock issuable upon exercise thereof) issuable to an underwriter as partial compensation for a firm commitment underwritten public offering; and (vii) securities issuable in connection with any stock split, stock dividend, or recapitalization of the Company.

   "Option Plans" shall mean the Directors Option Plan and the Employee Option Plan.

   "Outstanding Shares" shall mean the sum of all then outstanding Common Shares plus the Common Shares that would be issued upon the conversion of all then outstanding Shares.

   "PSE" shall mean the Pacific Stock Exchange.

   "Permits" shall mean licenses, permits, orders and approvals of any federal, state or local regulatory body.

   "Permitted Exceptions" shall mean, with respect to the Properties, the exceptions to title and survey matters approved by AEW as contemplated in Section 9.4.

   "Preclosing Affiliate" shall mean that single Affiliate of AEW permitted by Section 11.4 hereof.

   "Properties" shall mean the real property including all improvements and fixtures thereon set forth in Exhibit 3.12 hereto.

   "REIT" shall mean a real estate investment trust, as defined in
Section 856 of the Code.

   "Registrable Securities" shall mean (i) the Common Shares issuable upon conversion of the Shares and (ii) any Common Shares issued pursuant to stock splits, stock dividends and similar distributions with respect to the Shares.

   "Registration Expenses" shall mean all expenses (other than Selling Expenses) incurred in complying with Section 8.1 or Section
8.2 of this Agreement, including, without limitation, all federal and state registration, qualification and filing fees, printing expenses, fees and disbursements of counsel for the Company and one counsel for all of the selling shareholders, blue sky fees and expenses.

   "Rent Roll" shall mean collectively the schedule of leases, rental and other pertinent data with respect to the leases relating to any Property provided to AEW.

   "Rights Plan" shall mean the Company's 1989 Stockholders Rights
Plan.

   "SEC" shall mean the United States Securities and Exchange
Commission.

   "Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations adopted under that statute.

   "Selling Expenses" shall mean all underwriting discounts and selling commissions and any transfer taxes resulting from sales by Holders applicable to the sale of Registrable Securities pursuant to
Section 8 of this Agreement.

   "Shares" shall mean the 8,333,334 shares of the Company's Series A Convertible Preferred Stock purchased by AEW pursuant to this Agreement.

   "Subsidiaries" shall mean ICMPI (Concord Diablo 3), Inc., ICMPI (Concord Diablo 8), Inc., ICMPI (Concord Mason 18), Inc., ICMPI (Irvine), Inc., ICMPI (Overland Park), Inc., ICMPI (Lenexa), Inc., ICMPI (Jackson), Inc., ICMPI (CBC), Inc., ICMPI (San Antonio), Inc. and ICMPI (Scottsdale), Inc., each a Delaware corporation.

   "Voting Securities" shall mean: (i) the Company's Common Shares and any other issued and outstanding securities of the Company generally entitled to vote for the election of directors of the Company and other matters for which the shareholders of the Company's Common Shares are entitled to vote; (ii) securities of the Company convertible into or exchangeable for such securities; and (iii) options, rights and warrants issued by the Company to acquire such securities.

1. SALE AND PURCHASE OF SHARES

   1.1 Sale and Purchase of Shares. Upon the terms and subject to the conditions set forth in this Agreement, at the closing, AEW shall purchase and accept, and the Company shall issue, sell and deliver to AEW the Shares.

   1.2 Payment and Delivery of Shares. Upon the terms and subject to the conditions set forth in this Agreement, at the closing, (a) the Company shall deliver to AEW one or more share certificates, as AEW may request in writing to the Company at least three Business Days prior to the closing, registered in the name of AEW, representing the Shares, (b) AEW shall deliver to the Company $50,000,000 by wire transfer of immediately available funds in accordance with the Company's instructions, given to AEW in writing at least three Business Days prior to the closing and (c) the parties shall deliver the other certificates and documents set forth in the Closing Memorandum.

2. CLOSING DATE

   The closing of the sale and purchase of the Shares contemplated hereby shall take place at the offices of Heller Ehrman White & McAuliffe, 333 Bush Street, San Francisco, California at 10:00 a.m. California time, on a date to be mutually agreed upon by the parties, which date shall be no later than the third Business Day after the satisfaction or waiver of the conditions set forth in Sections 9.

3. REPRESENTATIONS AND WARRANTIES OF THE COMPANY

   The Company represents and warrants to AEW that, except as disclosed by the Company to AEW in the Disclosure Schedule:

   3.1 Corporate Existence and Power. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the state of its incorporation, and has all requisite corporate power to carry on its business as now or currently proposed to be conducted as described in the Company's 10-K's. The Company has heretofore delivered to AEW true and complete copies of the Charter and Bylaws as in effect on the date hereof of the Company and the minute books of the Company. The minute books of the Company contain true and complete records of all meetings and consents in lieu of meeting of the Board of Directors of the Company (and any committees thereof), and of the Company's shareholders from January 1, 1992 until
(i) the date of this Agreement, in the case of this representation and warranty made as of the date hereof and (ii) the Closing Date, in the case of this representation and warranty as deemed made as of the Closing Date.

   3.2 Corporate Authorization. The Company has all requisite corporate power and, upon approval of the stockholders of the Company, will have all requisite corporate authority, to execute and deliver this Agreement, and to perform its obligations under this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance by the Company of this Agreement and the consummation by the Company of the transactions contemplated hereby have been duly authorized and approved by the Board of Directors and, except for approval by the stockholders of the Company, no further corporate action on the part of the Company is necessary to authorize the execution, delivery and performance by the Company of this Agreement or the consummation by the Company of the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms subject to applicable bankruptcy, insolvency, reorganization, equity or redemption, moratorium or similar laws now or hereafter in effect affecting the enforcement of creditors' rights generally and to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity) and to the limitations imposed by applicable law or public policy on the enforceability of the indemnification and contribution provisions of Section 8. The Shares will, when issued and delivered in accordance with the terms hereof, be validly issued, fully paid and nonassessable and free of preemptive rights and shall have the rights, preferences and privileges set forth in the Articles of Amendment.

   3.3 Governmental Authorization. The execution, delivery and performance by the Company of this Agreement and the consummation by the Company of the transactions contemplated hereby require no action by or in respect of, or filing by the Company with, any United States federal or state governmental body, agency, official or authority other than: (i) compliance with any applicable requirements of the Exchange Act; (ii) compliance with any applicable U.S. federal or state securities laws; (iii) filing of the Articles of Amendment with the State Department of Assessments and Taxation of Maryland; and (iv) compliance with the rules and regulations of the NYSE and PSE.

   3.4 Non-Contravention. The execution, delivery and performance by the Company of this Agreement and the consummation by the Company of the transactions contemplated hereby do not (i) contravene or conflict with the Charter or Bylaws of the Company; (ii) violate, conflict with or result in the breach of any of the terms of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default (by way of substitution, novation or otherwise) under, any contract or other agreement to which the Company is a party or by which any of its respective assets or Properties may be bound or affected; (iii) violate any order, judgment, injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon, the Company or upon its assets or Properties; (iv) violate in any material respect any statute, law or regulation of the United States or any of the several states thereof as such statute, law or regulation relates to the Company or to its assets or Properties (subject to compliance with any laws, rules and regulation, and the making of filings, as set forth in Section 3.3 and, with respect to federal securities laws, the continuing accuracy of AEW's representations and warranties as set forth in Section 4);
(v) result in the creation or imposition of any lien, encumbrance or security interest on any assets or Properties of the Company.

   3.5 Capitalization. As of the date hereof, the authorized shares of stock of the Company consist of 30,000,000 Common Shares, par value $.01 per share, and 10,000,000 Preferred Shares, par value $.01 per share (which amount of Preferred Shares will be increased to 20,000,000 upon adoption and filing of the Articles of Amendment attached as Exhibit 3.2A). As of the date hereof, there are outstanding (a) 5,976,900 Common Shares and (b) options to purchase approximately 565,000 Common Shares, no Preferred Shares and 5,976,900 rights to purchase Series A Preferred Stock under the Rights Plan; approximately 2,206,000 Common Shares were reserved for issuance pursuant to the Option Plans. All outstanding Common Shares of the Company have been duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights. Except as set forth in or contemplated by this Agreement, as of the date hereof there are, and except for changes occurring after the date hereof resulting from (x) the exercise of options outstanding on such date or
(y) the grant of options pursuant to the Option Plans in the ordinary course of business and the exercise of such options, on the Closing Date there will be no outstanding (i) shares of stock or other securities of the Company, (ii) securities of the Company convertible into or exchangeable for shares of stock or other securities of the Company or (iii) options, rights, subscriptions, warrants, calls, unsatisfied preemptive rights, or agreements to acquire or otherwise receive from the Company, and no obligation, commitment or arrangement of the Company to issue, transfer or sell, any shares of stock or other securities of, or securities convertible into or exchangeable for shares of stock or other securities of the Company. As of the date hereof, there are, and except for options granted pursuant to the Option Plans in the ordinary course of business after the date hereof, as of the Closing Date there will be no options, grants, stock appreciation rights or other awards outstanding under any stock option plan other than the options to purchase Common Shares described in this Section 3.5

   3.6  SEC Filings.
        (a) The Company has delivered to AEW true and complete copies of: (i) the Company's 10-K's as filed with the SEC, (ii) the Company's 10-Q's as filed with the SEC, (iii) the Company's proxy statements relating to meetings of the stockholders of the Company held since January 1, 1991 and (iv) all of the Company's other reports, statements, schedules and final registration statements filed with the SEC since January 1, 1991.

        (b) As of its filing date, no such report, schedule or statement (including all exhibits and schedules thereto and documents incorporated by reference therein) referred to in clauses (a) (i)-
(iv), as amended or supplemented if applicable, filed pursuant to the Exchange Act contained any untrue statement of a material fact or omitted to state any material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

   3.7 Financial Statements. The audited consolidated balance sheets of the Company as at December 31, 1994, 1993, 1992 and 1991 and the related audited consolidated statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended, together with the notes thereto certified by KPMG Peat Marwick LLP, independent certified public accountants, included in the Company 10-K's fairly present, in conformity with GAAP applied on a consistent basis throughout the periods covered thereby, the consolidated financial position of the Company as of the dates thereof and its consolidated results of operations and cash flows for the periods then ended. The financial statements of the Company included in the Company's 10-Q's, fairly present the consolidated financial condition and consolidated results of operations of the Company as of and for the periods then ended (subject to year-end adjustments consisting only of normal recurring accruals and the absence of notes required by
GAAP) in accordance with GAAP applied in a manner consistent with the principles applied during the fiscal years ended December 31, 1994, 1993, 1992 and 1991.

   3.8 No Material Adverse Matter. Since December 31, 1994, the Company has conducted its business in the ordinary course and there has not been any Material Adverse Matter (except, in either case, for matters or transactions after the date of this Agreement to which AEW consents pursuant to Section 5.1 of this Agreement).

   3.9 Litigation. As of the date hereof, there are no outstanding orders, judgments, injunctions, awards or decrees of any court, governmental or regulatory body or arbitration tribunal against or involving the Company. As of the date hereof, there are no material actions, suits or claims or legal, administrative or arbitral proceedings of which the Company has received notice, or, to the knowledge of the Company, investigations (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) pending of which the Company has received notice or, to the knowledge of the Company, threatened against or involving the Company or any of its assets or properties.

   3.10 Compliance with Laws.  The Company is not in violation of,
(i) any material federal, state or local law, statute, ordinance or regulation or any other requirement of any federal, state or local governmental or regulatory body of competent jurisdiction applicable to the Company, any of its assets, Properties, or business or (ii) any term of any applicable judgment, decree, injunction and/or order issued by a governmental or regulatory body of competent jurisdiction. The Company has all Permits required as of the date hereof for the conduct of the business of the Company as now or, to its knowledge, currently proposed to be conducted by the Company; and no proceeding is pending of which the Company has received notice or, to the knowledge of the Company, is threatened, to revoke or limit any Permit which revocations or limitations would constitute, in the aggregate, a Material Adverse Matter.

   3.11 ERISA Plans. All Company employee benefit plans are in compliance in all material respects with all of applicable provisions of ERISA, and the Company is not subject to any liabilities based on past non-compliance. The Company has made all contributions under each employee benefit plan that have accrued for all periods through the closing. The Company has never been obligated to contribute to a multi-employer plan. The Company does not maintain any employee benefit plans providing for continued life or health benefits or coverage for any employee (or beneficiary thereof) after the employee's termination of employment. The Company does not have any employee pension benefit plan as defined in Section 3 of ERISA.

   3.12 Property Related Matters.
        (a) The Company has good and marketable title to each Property, free and clear of all liens, encumbrances, security interests, charges, adverse claims, contracts and other exceptions to title, except for the Leases, the contracts (that require payments in excess of $50,000) delivered to AEW, all matters disclosed in the preliminary title reports delivered to AEW, all zoning and land use laws and all matters that an accurate survey or inspection of the Property would disclose.

        (b) A list of the Leases is set forth in the Rent Roll previously provided to AEW and dated as of April 17, 1995. The Company shall supplement the Rent Roll promptly in the event that any further Leases are entered into after the date hereof. Except for the Leases set forth in Rent Roll and matters set forth in the preliminary title reports delivered to AEW, as of the date of this Agreement there are no other leases, licenses or other agreements pursuant to which a party has or would have the right of occupancy of a Property which would become an obligation of the Company after the Closing Date. Except as disclosed on the Rent Roll, with respect to each Lease:
(i) the Lease has been duly and validly executed and delivered by the Company or, to its knowledge, its predecessor in interest, as lessor, and each tenant; (ii) the Lease is in full force and effect, and constitutes the valid and binding legal obligation of the Company and the respective tenant, enforceable against them in accordance with its terms subject to applicable bankruptcy, insolvency, reorganization, equity or redemption, moratorium or similar laws now or hereafter in effect affecting the enforcement of creditors' rights generally and to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity); (iii) there has been no assignment or subletting of the tenant's interest under the Lease or release of any guarantor of the tenant's obligations; (iv) with respect to each Major Lease, the copy of such Lease delivered by the Company to AEW is true and accurate and is unmodified except as shown therein, and there are no understandings, oral or written, between the parties to such Lease which in any manner vary the material obligations or rights of either party; (v) except as disclosed on the Rent Roll, there is no default by the Company under the Lease (or event that with the giving of notice or the passage of time or both would constitute a material default on the part of the Company), the Company has not received or given written notice of any default by the tenant under the Lease, and to the knowledge of the Company there is no event or condition that is, or would with notice or passage of time or both, become a material default by the tenant under such Lease;
(vi) all contributions and obligations in respect of common area maintenance and/or any promotional association presently due and payable are not more than 30 days past due; (vii) all rent and additional rent presently due under the Lease are not more than 30 days past due; (viii) except as set forth in the Major Leases or the Disclosure Schedule, the tenants have no right of refusal, option right or other right to purchase all or any portion of any Property;
(ix) any security deposit held by or for the benefit of the Company under the Lease and any brokerage commissions payable in connection with the Lease or any extension or expansion of the Lease are as set forth on the Rent Roll or the Disclosure Schedule, and (x) no rents under the Leases have been paid for more than 30 days in advance. The Company agrees to provide AEW with an updated Rent Roll at closing; any material changes in the Rent Roll from those approved during the Inspection Period that involve a single lease covering more than 10,000 square feet in the aggregate shall be approved by AEW prior to such change, which approval shall not be unreasonably withheld or delayed. Brokerage commissions payable in connection with leases of 10,000 or fewer square feet on commercially reasonable terms or those approved by AEW shall not constitute a breach of this representation.

        (c) The Company has not received any written notice of or communications regarding any material dispute with any tenant which remains unresolved, and, to the Company's knowledge, there is no basis therefor.

        (d) The Company has not received any written notice of or communications regarding any material violation of any applicable law, ordinance, rule or regulation (including without limitation those relating to zoning), and, the Company has complied and each Property is in compliance in all material respects with all applicable laws, ordinances, rules and regulations (including without limitation those relating to zoning). The Company has received no written notice or communication that any government agency or any employee or official considers the construction of any Property or its operation or uses to have failed to comply with any law, ordinance, regulation or order or that any investigation has been commenced or is contemplated respecting any such possible failure of compliance. The Company has not received from any insurance company or Board of Fire Underwriters any written notice of any defect or inadequacy in connection with any Property or its operation.

        (e) The Company has not received any written notice or communication relating to a material default by the Company or any other party under any agreement affecting a Property, and no event exists which, with the passage of time or the giving of notice or both, will become a material default hereunder on the part of the Company or, to the knowledge of the Company, any other party thereto. The Company is in full compliance with the material terms and provisions of the covenants, conditions, restrictions, rights-of-way or easements affecting each Property.

        (f) The Company has not received any notice of or communication regarding any pending or threatened eminent domain or similar proceeding or private purchase in lieu of such a proceeding, which would affect any Property in any way whatsoever, and to the Company's knowledge, no such proceeding or purchase in lieu thereof is planned.

        (g) All building permits, certificates of occupancy, business licenses and all other notices, licenses, permits, certificates and authority required to be obtained by the Company (as opposed to by a tenant) in connection with the construction, use or occupancy of each Property and customarily issued by applicable governmental authorities on projects in the county in which the Property is located and on projects of a level of completion similar to that of the Property have been obtained and are in full force and effect and in good standing. Each Property is presently zoned for the buildings, business and parking included in the Property. No Property was constructed pursuant to any development agreement, variance, conditional use permit or similar waiver of applicable zoning laws or, if a Property was so developed, no conditions precedent or subsequent to development approvals remain unperformed. The Company has received no written notice or communication regarding any pending or proposed change in the zoning classification of a Property and to the Company's knowledge, no such change is pending or threatened. Neither the Company, nor to the Company's knowledge any predecessor to the Company, has entered into any commitment or agreement with a governmental agency with respect to any Property. No rights with respect to any other property, except as may be conveyed with the Property, are required to provide access to any Property, to meet parking or other contractual or regulatory requirements or to provide structural support to the Property.

        (h) All real and personal property taxes currently owing by the Company relating to each Property, excepting those for the current tax year which are not yet overdue (i.e., which are still payable without interest or penalty), have been paid in full. The Company has not received written notice of and to the Company's knowledge there is not pending or threatened (i) any proposed increase in the assessed valuation of any Property (except construction at the Property and annual increases in real property taxes permitted under applicable law), or (ii) except as disclosed in the preliminary title reports, any existing or proposed assessment that has or may become a lien on the Property.

        (i) Each contract that requires payments in excess of $50,000 relating to any of the Properties is listed on the Disclosure Schedule (provided that contracts entered into after the date of this Agreement with AEW's consent or as otherwise allowed pursuant to
Section 5.1 of this Agreement need not be listed on the Disclosure
Schedule).

        (j) There are no physical, structural or design defects in the improvements on any Property and the improvements and tangible personal property (including without limitation plumbing equipment, HVAC, electric wiring and fixtures, gas distribution system, and water and sewage systems presently on or in any Property) are in good working order and condition, normal wear and tear excepted.

        (k) All bills and claims due and payable for labor performed and materials furnished to or for the benefit of any Property at the request of the Company or, to the Company's knowledge any other party, are not more than 30 days past due, and there are no mechanic's, or materialmen's liens (whether or not perfected) on or affecting a Property, other than the bills, claims and unperfected mechanics liens in favor of the general contractor and any subcontractors thereof under the works of tenant improvement commenced on or after the date hereof.

   3.13 Environmental Matters. With respect to the Properties and operations of the Company's business:

        (a) Except as set forth in the environmental reports identified on the Disclosure Schedule, copies of which have been delivered to AEW, to the Company's knowledge: (i) neither the Company nor any previous owner, tenant, occupant or user of any Property, nor any other person, has engaged in or permitted any operations or activities upon, or any use or occupancy of the Property, or any portion thereof, for the purpose of or in any way involving the handling, manufacture, treatment, storage, use, generation, release, discharge, refining, dumping or disposal of any Materials of Environmental Concern (whether legal or illegal, accidental or intentional) on, under, in or about the Property, or transported any Materials of Environmental Concern to, from or across the Property, except in all cases in compliance with Environmental Laws and only in the course of ordinary business operations at the Property (which shall not include any business operations substantially involving the handling, manufacture, treatment, storage, use, generation, release, discharge, refining, dumping or disposal of Materials of Environmental Concern); (ii) no Hazardous Materials are presently constructed, deposited, stored, or otherwise located on, under, in or about any Property, except to the extent that such presence would not require reporting to any Environmental authority and is otherwise in compliance with Environmental Laws and that such presence is only in the course of ordinary business operations at the Property (which shall not include any business operations substantially involving the handling, manufacture, treatment, storage, use, generation, release, discharge, refining, dumping or disposal of Materials of Environmental Concern); (iii) no Materials of Environmental Concern have migrated from any Property upon or beneath other properties; (iv) no Materials of Environmental Concern have migrated or threaten to migrate from other properties upon or beneath any Property; and (v) there are no underground storage tanks on any Property and no underground storage tanks have been removed from any Property.

        (b) To its knowledge, there is no Environmental Claim pending or threatened against the Company or any of the Properties which, either individually or in the aggregate would constitute a Material Adverse Matter.

   3.14 Contracts With Insiders.  Except as disclosed in the
Company's 10-K's, there are no executory agreements, obligations, understandings or other arrangements, direct or indirect, between the Company and any director or executive officer of the Company.

   3.15 Tax Matters. The Company has filed all federal, state and other tax returns (including information reports) which are required to be filed and has paid all taxes which have become due and payable, except for the failure to file such returns (or reports) or pay such taxes as would not have resulted in a Material Adverse Matter. None of such returns has been audited for any period, and the Company has not received notice that any such returns will be audited for any period. The provision for taxes on the Company's balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the SEC is sufficient in all material respects for the payment of all accrued and unpaid taxes with respect to the periods then ended. Taxes include all federal, state, county, local or foreign taxes, charges or other assessments, including all net income, gross income, gross receipts, excise, alternative minimum, sale and use, property, transfer, capital stock, business and occupation, payroll and withholding taxes or charges imposed on the Company by any government or governmental entity, as well as penalties and interest on or additions to any taxes.

   3.16 Investment Company. The Company is not required to be registered under the Investment Company Act of 1940, as amended.

   3.17 Qualification as a Real Estate Investment Trust. At all times since the date of formation of the Company's predecessor, the Company has operated and qualified as a REIT under Section 856 through 860 of the Code and the related regulations, and has met all applicable organizational and operational requirements for qualification as a REIT, including the requirements relating to stock ownership and annual stockholder reporting, sources of income, nature of assets and annual distributions. Based on the Company's current and anticipated status and operations, and assuming completion of the transactions contemplated by this Agreement and the continuing accuracy of the representation of AEW at Section 4.6, the Company will qualify as a REIT for the Company's current taxable year and the Company has no reason to believe that it will be unable to maintain that status in subsequent taxable years.

   3.18 Subsidiaries. The Company does not directly or indirectly own any of the capital stock of, or any joint venture, partnership or other ownership interest in, any other person, other than the Subsidiaries, each of which is a "qualified REIT subsidiary" within the meaning of Section 856(i)(2) of the Code.

   3.19 Registration Rights. Except as set forth in this Agreement and the Bedford Registration Rights Agreement, the Company is not under any contractual obligation to register any of its presently outstanding securities or any of its securities which may hereafter be issued.

   3.20 Brokers. The Company has not engaged, consented to or authorized any broker, finder or intermediary to act on its behalf, directly or indirectly, as a broker, finder or intermediary in connection with the transactions contemplated by this Agreement other than Merrill. The Company has disclosed the terms and conditions of all agreements with Merrill regarding the issuance of the Shares and the transactions contemplated by this Agreement.

   3.21 Board Resolution. Prior to the date hereof, the Board of Directors of the Company has adopted an irrevocable resolution exempting from the terms of Section 3-602 of the Maryland General Corporation Law and from the terms of Article VIII of the Company's Charter any business combination between AEW (or any Affiliate or permitted transferee of AEW) and the Company and any transaction contemplated by or resulting from the exercise of any redemption right of the Shares which may constitute a business combination.

   3.22 HSR. The assets of the Company consist of real property and assets incidental to the ownership of real property (such as cash, prepaid taxes or insurance, rentals receivable and the like). The aggregate value of the retail space located in the property owned by the Company in any one metropolitan area does not exceed $15,000,000.

4. REPRESENTATIONS AND WARRANTIES OF AEW

   AEW represents and warrants to the Company that:

   4.1 Existence and Power. AEW is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite powers required to carry on its business as now conducted.

   4.2 Authorization. AEW has all requisite power and authority to execute and deliver this Agreement and perform its obligations under this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance by AEW of this Agreement and the consummation by AEW of the transactions contemplated hereby have been duly authorized, and no other action on the part of AEW will be necessary to authorize the execution, delivery and performance of this Agreement and consummation of the transactions contemplated hereby. This Agreement has been duly executed and delivered by AEW and constitutes a valid and binding obligation of AEW enforceable against AEW in accordance with its terms subject to applicable bankruptcy, insolvency, reorganization, equity or redemption, moratorium or similar laws now or hereafter in effect, affecting the enforcement of creditors' rights generally, general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity) and the limitations imposed by applicable law or public policy on the enforceability of the indemnification and contribution provisions of
Section 8.

   4.3 Governmental Authorization. The execution, delivery and performance by AEW of this Agreement and the consummation by AEW of the transactions contemplated hereby require no action by or in respect of, or filing by the Company with any United States federal or state governmental body, agency, official or authority other than: (i) compliance with any applicable requirements of the Antitrust Improvements Act, (ii) compliance with any applicable requirements of the Exchange Act, (iii) compliance with any applicable federal or state securities laws, and (iv) compliance with the rules and regulations of the NYSE and PSE.

   4.4 Non-Contravention. The execution, delivery and performance by AEW of this Agreement and the consummation by AEW of the transactions contemplated hereby do not and will not (i) contravene or conflict with its Certificate of Limited Partnership; (ii) violate, conflict with or result in the breach of any of the terms of, otherwise give any other contracting party the right to terminate, or constitute (or with notice or lapse of time or both constitute) a default (by way of substitutions, novation or otherwise) under, any contract or other agreement to which AEW is a party or by or to which it or any of its assets or properties may be bound or affected; (iii) violate any order, judgment injunction, award or decree of any court, arbitrator or governmental or regulatory body against, or binding upon AEW or upon the assets or properties of AEW, or (iv) violate any statute, law or regulation of any jurisdiction as such statute, law or regulation relates to AEW or to the properties or business of AEW or
(v) result in the creation or imposition of any lien on any asset of AEW, except for violations, breaches, modifications, termination rights, conflicts, defaults or liens, encumbrances or security interests which, individually or in the aggregate, are not reasonably likely to have a material adverse effect on the ability of AEW to consummate the transactions contemplated hereby.

   4.5  Purchase for Investment; Legend.

        AEW hereby:

        (a) acknowledges that AEW has been advised that the Shares have not been registered under the Securities Act or under any state securities laws and the Company will rely upon AEW's representations in this Section 4.5 to establish an exception from the registration requirements of the Securities Act and any applicable state securities laws;

        (b) represents and warrants that the Shares are being purchased by AEW for AEW's own account for investment and not with a view to, or for resale in connection with, a public offering or distribution thereof;

        (c) represents and warrants that AEW was not formed or capitalized for the purpose of investing in the Shares and each general and limited partner of AEW is an "accredited investor" as that term is defined in Regulation D under the Securities Act;

        (d) represents and warrants that it has had the opportunity to discuss the Company's business, management and financial affairs with the Company's management and to obtain all information which it believes necessary to an informed decision to purchase the Shares and has not relied upon the Company's Private Placement Memorandum dated November 15, 1994;

        (e) agrees that the Shares will not be sold or otherwise disposed of except in compliance with registration requirements or exemption provisions under the Securities Act, and any other applicable securities laws;

        (f) consents that stop transfer instructions in respect of the Shares may be issued to any transfer agent, registrar or other agent at any time acting for the Company;

        (g) agrees that the Shares may not be pledged, hypothecated, sold or transferred in the absence of an effective registration statement for the Shares under the Securities Act or an exemption therefrom and consents that the certificate or certificates representing the Shares will bear a legend in substantially the form set forth in the Articles of Amendment, the legends required by Section 2-211 of the Maryland General Corporation Law, and a legend in substantially the following form:

        "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SHARES MAY NOT BE PLEDGED, HYPOTHECATED, SOLD, OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SHARES UNDER SUCH ACT OR AN OPINION OF COUNSEL OR OTHER EVIDENCE REASONABLY SATISFACTORY TO THE COMPANY AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED."

   4.6 REIT Ownership. AEW represents that (a) for purposes of the stock ownership rules of Section 856(h) of the Code, it is a partnership and no partner of AEW or member of its Preclosing Affiliate (other than AEW), will be treated as the owner of more than 8.2% of the Outstanding Shares and (b) to the best of its knowledge, AEW's or its Preclosing Affiliate's purchase of the Shares will not cause the Company to be treated as the owner of a ten percent or more interest in a tenant of the Company, applying the principles of Sections 856 (d) (2) (B) and (d) (5) of the Code. During the period that AEW or its Preclosing Affiliate continues to own Shares representing more than 5% of the value of the outstanding shares of the Company, applying the stock ownership rules of Code Section 856(h), AEW or its Preclosing Affiliate will continue to be treated as a partnership and no partner of AEW or member of its Preclosing Affiliate (other than AEW) will be treated as the owner of more than 8.2% of the Outstanding Shares of the Company; provided, however, that this percentage will be reduced in proportion to the reduction in the Outstanding Shares resulting from any redemption of the Shares.

   4.7 Brokers. AEW has not engaged, consented to or authorized any broker, finder or intermediary to act on its behalf, directly or indirectly, as a broker, finder or intermediary in connection with the transactions contemplated by this Agreement.

5. COVENANTS OF THE COMPANY

   5.1 Conduct of the Company. From the date hereof until the earlier of the termination of this Agreement pursuant to Section 10 and the Closing Date, the Company shall conduct its business in the ordinary course and shall use all reasonable efforts to preserve intact its business organizations and relationships with third parties. Without limiting the generality of the foregoing, from the date hereof until the Closing Date, without AEW's written consent:

        (a) except pursuant to the exercise of options outstanding on the date hereof or the grant or exercise of options pursuant to the Option Plans in the ordinary course of business after the date hereof, the Company shall not issue any Voting Securities;

        (b) the Company shall not take any action that would make any representation and warranty of the Company hereunder required to be true at and as of the Closing Date as a condition to AEW's obligations to consummate the transactions contemplated hereby inaccurate in any material respect at the Closing Date, provided that the representations and warranties of the Company contained in the Agreement shall be deemed true if any discrepancies individually or in the aggregate (and in the case of the representations and warranties at Sections 3.4, 3.10, 3.12(b), 3.12(c) and 3.12(d) for purposes of this determination, the terms "material" and "materially" included in such representations and warranties shall be disregarded) do not constitute a Material Adverse Matter; and

        (c)  the Company shall not sell any of the Properties
   (other than sale of the IBM Building for a price of at least
   $6,500,000 on commercially reasonable terms);

        (d) the Company shall not, except in the ordinary course of business and pursuant to the terms of the existing loan agreement with B of A, mortgage, pledge or subject to any lien or other encumbrance any of the Properties;

        (e) the Company shall not make any capital expenditures in the business, or any commitment with respect thereto, other than capital expenditures which are included in the 1995 capital budget as previously disclosed to AEW plus a contingency of an aggregate of $100,000;

        (f) the Company shall not enter into any material transaction or make material commitment with respect to the Company's Business, except in the ordinary course of business;
   and

        (g) the Company shall not agree or commit to do any of the foregoing.

   5.2 Access to Information; Confidentiality. From the date hereof until the earlier of the termination of this Agreement pursuant to Article 10 and the Closing Date, the Company shall give AEW, its counsel, financial advisors, auditors and other authorized representatives reasonable access during normal business hours to the offices, properties, books and records of the Company. AEW will maintain in confidence all Company information of a business sensitive or confidential nature disclosed to AEW hereunder and will not use such information for any purpose except as necessary in connection with AEW's evaluation of the investment in the Shares. AEW will not be obligated pursuant to the preceding sentence with respect to any information that (i) was or is in the possession of AEW or any of its directors, officers, employees, agents or advisors (collectively, its "Representatives") at the time of disclosure or becomes available to AEW or any of its Representatives on a non-confidential basis from a source other than the Company; or (ii) is or becomes available to the public other than as a result of any disclosure by AEW or its Representatives, or (iii) is approved for release by the Company.

   5.3 Qualification as a REIT. The Company shall at all times use its reasonable best efforts to continue to meet the requirements to qualify as a REIT under the Code unless and until the Board of Directors shall determine that it is not in the best interests of the Company and its stockholders to continue to meet such requirements.

   5.4 Other Offerings. Neither the Company nor any person acting on behalf of the Company has made or will make any public or private offer of the Shares, shares of its Common Stock or similar securities or warrants or options to purchase the Shares, shares of its Common Stock or similar securities, or securities convertible into Shares, shares of Common Stock or similar securities which, if the Shares and such other securities were being issued in one or more private placements, would likely be integrated with the offer of the Shares to AEW under Rule 502 of the Securities Act.

   5.5 Use of Proceeds. The Company shall use the net proceeds of the sale of the Shares as follows: (i) between $18,750,000 and $20,000,000 will be used to repay all indebtedness with B of A; (ii) $750,000 will be paid to BPIA pursuant to the BPIA Agreement which will be applied to accrued acquisition and financing costs and expenses; and (iii) the balance will be used for the acquisition of additional properties and for general corporate purposes.

   5.6 No Solicitation. From the date hereof until the earlier of the termination of this Agreement pursuant to Article 10 and the Closing Date, the Company shall not, nor shall the Company authorize or permit any of its officers, directors, employees, representatives or agents (including but not limited to any investment banker, financial advisor, attorney, accountant or other representative or agent) to, directly or indirectly, (a) solicit, initiate, encourage (including by way of furnishing information or assistance), or take any other action to facilitate, any inquiry or the making of any proposal which constitutes, or may reasonably be expected to lead to, any acquisition or purchase of a substantial amount of assets of, or any equity interest in, the Company or any tender offer (including a self tender offer) or exchange offer, merger, consolidation, business combination, sale of substantially all assets, sale of securities, recapitalization, liquidation, dissolution or similar transaction involving the Company or (b) enter into or participate in any discussions or negotiations regarding any of the foregoing, or in the furtherance of any inquiries regarding any of the foregoing, or furnish to any other person any information with respect to its business, Properties or assets or any of the foregoing, or otherwise cooperate in any way with, or assist or participate in, facilitate or encourage, any effort or attempt by any other person to do or seek any of the foregoing; provided, that the foregoing clauses (a) and (b) shall not prohibit the Company from (i) furnishing information concerning the Company and its business, Properties or assets to a third party who has made a bona fide transaction proposal, which is not subject to any material contingencies relating to financing, in response to a request for such information, pursuant to a confidentiality agreement, so long as neither such request for information nor such transaction proposal was encouraged, solicited or initiated after the date of this Agreement by the Company or any of its affiliates or any of their respective officers, directors, employees, representatives or agents, or (ii) engaging in discussions or negotiations with such a third party who has made a transaction proposal; provided, further, that any such action referred to in the foregoing clauses (i) and (ii) may be taken by the Company only if failure to take such action would constitute a breach of the duties of the Company's Board of Directors under Maryland law; and provided, further, that the Board of Directors of the Company shall not take any of the foregoing actions referred to in clauses (i) and (ii) until after reasonable prior notice to and consultation with AEW with respect to such action. If the Board of Directors of the Company receives an inquiry or proposal, then the Company shall orally (within one business day) and in writing (as promptly as practicable) inform AEW of the terms and conditions of such proposal and the identity of the person making it and shall keep AEW promptly informed of all steps that it is taking pursuant to the first proviso of the preceding sentence with respect to such transaction proposal.

   5.7 Reporting Requirements. After the Closing Date, the Company will provide either AEW or an assignee who owns Shares convertible into Common Shares that represent at least 15% of the Outstanding Shares after such assignment the following information for so long as the Common Shares issuable upon conversion of the Shares held by AEW or such assignee, as the case may be, represent at least 15% of the Outstanding Shares.

        (a) Company Business Plan. Within 30 days following the date of this Agreement and on or before October 15th of each year during the term hereof for the calendar year beginning on the next following January 1st, the Company shall prepare and submit to AEW, a proposed business plan for the Company. Such business plan, or any modified version thereof, shall be referred to as the "Company Business Plan." The Company Business Plan shall set forth, in reasonable detail, the overall strategic plan for acquiring, managing, financing, servicing and disposing of Company assets. The Company Business Plan shall be supplemented or modified as necessary from time to time, but not less frequently than the annual submittal.

        (b) Annual Budgets. As part of each Company Business Plan, the Company shall prepare and submit to AEW each year budgets for the Company as a whole and each Property, projecting all revenues expected to be received and projecting all costs and expenses expected to be incurred during the following calendar year, explaining in reasonable detail any contracts, assumptions used in projecting real estate taxes, insurance and general and administrative costs and proposed capital expenditures and a comparison of projected revenues and expenses against prior year actual (including an explanation of significant changes).

        (c) Monthly Reports. The Company shall prepare and furnish to AEW for each Property and the entire portfolio on a consolidated basis, within ten (10) days after the end of each calendar month, a monthly report ("Monthly Statement"), consistent with the following general requirements:

             (i) the Monthly Statement will include, but not be limited to, the following:

             (A) A balance sheet as of month end,
             prepared on an accrual basis, showing
             current month and prior month balances with the change from prior month, an accrual basis statement of income and expense and a cash flow statement reconciling from net income to net cash flow on a monthly and year-to-date basis. All expenses shall be included in such statements, regardless of the source of payment;

             (B) An aged accounts receivable listing and allowance for doubtful accounts, with a discussion regarding significant delinquencies;

             (C) A current detailed rent roll in the
             form and containing the information
             delivered to AEW pursuant to
             Section 3.12(b) (including vacancies, lease expirations and security deposits);

             (D) A budget versus actual variance report for the Property for the then current month and cumulatively year-to-date, showing variances from the Budgets and explanations of material variations.

             (d)  Quarterly Reports.  In connection with
        delivery of the monthly Property financial statements described above for the last month of each calendar quarter and at year end, the Company shall also furnish to AEW (to the extent not included within the monthly statements): a report on the status of any proposal or offers to purchase or sell any Property, recommendations for modifications to the Company Business Plans or Company or Property Budgets; a status report on all capital improvements, including analysis of expenditures to date, costs to complete and expected completion date; a narrative leasing and marketing report, including details on current competitive market conditions, leasing programs, lease negotiations and prospects; and such other information as AEW may from time to time reasonably require.

             (e) Annual Reports. Within sixty (60) days after the end of each calendar year, the Company shall furnish to AEW annual financial statements certified by the Company's chief financial officer for such (full or partial) calendar year accurately reflecting the financial condition and the results of operation of each Property individually and audited financial statements with respect to the Company as a whole.

             (f)  Securities Filings.  In addition to the
        foregoing, the Company shall provide to AEW, within five days following filing, any and all correspondence, reports, disclosure materials, registration statements, financial information, applications or other documents filed with the SEC or the NYSE. The Company shall also provide AEW with each press release issued by the Company within five days of issuance.

             (g)  Confidentiality.  AEW hereby agrees to
        maintain as confidential all information delivered to it pursuant to this Section 5.7 for a period of three years after receipt, except such information that (i) was or is in the possession of AEW or any of its Representatives at a time of disclosure or becomes available to AEW or any of its Representatives on a non-confidential basis from a source other than the Company; or (ii) is or becomes available to the public other than as a result of any disclosure by AEW or its Representatives, or (iii) is approved for release by the Company.

   5.8 Post-Closing Share Transfer Covenant. After the Closing, if AEW proposes to transfer all or a portion of the Shares (or the Common Stock into which the Shares are convertible) to a person or persons whose ownership would exceed (or would appear to exceed), as a result of that transfer, any applicable ownership limitation imposed under the Company s Charter, the Company agrees that its consent to such a transfer will not be unreasonably withheld and that pursuant to the provisions of its Charter, the Company will except the proposed transferee from the otherwise applicable ownership limitation, provided that the proposed transferee supplies such reasonable representations and undertakings as appropriate to ensure that the transfer will not cause the Company to lose its tax status as a REIT, taking into account anticipated events or circumstances (in each case consistent with the Articles of Amendment) disclosed to such transferee in writing by the Company (under an appropriate agreement not to trade the Company's securities, other than the Shares being acquired, during any period in which such information is not public).

   5.9 Series A Directors Compensation. The Company shall provide the Series A Directors (as defined in the Articles of Amendment) with the same compensation (including, without limitation, equity incentives, meeting fees and expense reimbursement) as is provided to other non-management directors of the Company.

   5.10 Payments to AEW or its Affiliates. The Company hereby covenants that all payments required to be made by the Company to AEW or its Affiliates in connection with their ownership of the Shares, including, without limitation, all redemption payments, liquidation payments or dividend payments, shall be made by wire transfer pursuant to the instructions provided to the Company by AEW or its Affiliates from time to time.

6. COVENANTS OF AEW AND THE COMPANY

   6.1 Reasonable Best Efforts. Subject to the terms and conditions of this Agreement, each party will use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate the transactions contemplated hereby.

   6.2 Certain Filings. The Company and AEW shall cooperate with one another (a) in determining whether any action by or in respect of, or filing with, any governmental body, agency or official, or authority is required, or any actions, consents, approvals or waivers are required to be obtained from parties to any material contracts, in connection with the transactions contemplated hereby and (b) in seeking any such actions, consents, approvals or waivers or making any such filings, furnishing information required in connection therewith and seeking timely to obtain any such actions, consents, approvals or waivers.

   6.3 Proxy Statement; Board Recommendation. The Company and AEW shall cooperate with one another in the preparation of a proxy statement in connection with the Company's stockholder meeting to be held to approve this Agreement and the transactions contemplated hereby. The parties acknowledge that the Company will ask for separate votes on the provision of the Articles of Amendment deleting
Article VIII on the one hand and on the provision amending Article V on the other hand. The Company will use its reasonable best efforts to complete and mail such proxy statement to stockholders of record and to call such stockholder's meeting at the earliest practicable date. The Board of Directors of the Company has passed a resolution unanimously recommending that the Company's stockholders approve this Agreement and the transactions contemplated hereby. Such resolution shall not be amended or rescinded unless making such recommendation would constitute a breach of the duties of the directors of the Company under Maryland law.

   6.4 Public Announcements. AEW and the Company will jointly make the press release in the form attached hereto as Exhibit 6.4 as soon as possible after the close of the trading markets on the date of this Agreement. Thereafter, the parties will consult with each other before issuing any press release or making any public statement with respect to this Agreement and the transactions contemplated hereby and will not issue any such press release or make any such public statement prior to such consultation unless required by law and a party has not responded to reasonable efforts to effect such consultation.

   6.5 Brokers or Finders. Each of the Company and AEW respectively agrees to indemnify and hold the other harmless from and against any and all claims, liabilities or obligations with respect to any broker's, finder's or similar fees, commissions or expenses asserted by any person on the basis of any act or statement alleged to have been made by such party or any of its Affiliates in connection with this Agreement, or any of the transactions contemplated hereby or thereby. The Company shall pay and indemnify and hold AEW harmless from all amounts due Merrill in connection with the Agreement between the Company and Merrill dated as of June 10, 1994 and amended March 29, 1995.

   6.6 Notices of Certain Events. The parties hereto will notify one another of:

        (a) any notice or other communication from any third party alleging that the consent of such third party is or may be required in connection with the transactions contemplated by this Agreement;

        (b) any notice or other communication from any governmental or regulatory agency or authority in connection with the transactions contemplated by this Agreement; and

        (c) any actions, suits, claims, investigations or proceedings commenced of which such party has received notice or, to its knowledge, threatened, against the Company or which relate to the consummation of the transactions contemplated by this Agreement.

   6.7  Renegotiation of Conversion Price.  If the Average Pre-
Closing Price is less than $5.25, AEW and the Company will negotiate in good faith for at least five Business Days a reduction of the Conversion Price in light of then existing market conditions.

   6.8 NYSE Listing. If the NYSE will not permit the listing of the Common Stock issuable upon conversion of the Shares because of the covenants in Paragraph 6(b) of Section 5 of Article V of the charter of the Company as proposed to be amended by the Articles of Amendment set forth in Exhibit 3.2A, the parties will amend Exhibit 3.2A prior to submission of such Articles of Amendment to the stockholders of the Company for approval to remove the covenants from the Articles of Amendment and place them in this Agreement with the effect that AEW shall be able to enforce the provisions pursuant to the terms of this Agreement.

7. SECURITIES MATTERS

   7.1  AEW Right to Participate in Future Offerings.

        7.1.1 Pro Rata Share. Provided that AEW owns Shares representing at least 15% of the Outstanding Shares, if the Company authorizes the issuance of New Securities, then, prior to each issuance of such New Securities, the Company shall offer to AEW the right to purchase for cash its pro rata share of such issuance of New Securities. For the purposes of this Section, AEW's pro rata share shall mean a fraction of the entire issuance of New Securities the numerator of which shall be the sum of the number of the Company's Common Shares then owned (or issuable upon conversion of Shares then owned) by AEW that were acquired from the Company and the denominator of which shall be the total number of the Company's Common Shares outstanding immediately prior to the issuance of such New Securities assuming full conversion or exercise of all outstanding Shares and Voting Securities. AEW may only assign its rights under this Section 7 if the assignee will own Shares representing at least 15% of the Outstanding Shares after such assignment.

        7.1.2 Mechanics. Any offer of New Securities made to AEW under this Section shall be made by notice in writing at least 30 days prior to the date on which the Company intends to issue and sell such New Securities. Such notice shall set forth (i) the number and type of New Securities proposed to be issued and sold to persons other than AEW and the terms of such New Securities, (ii) the approximate price at which such New Securities are proposed to be sold and the terms of payment, (iii) the number of New Securities offered to AEW in compliance with the provisions of this Section, and (iv) the proposed date of issuance and sale of such New Securities. Not later than 15 days after receipt of such notice, AEW shall notify the Company in writing whether it elects to purchase all or any portion of the New Securities offered to AEW pursuant to such notice. If AEW does not so notify the Company, AEW shall be deemed to have waived its rights to purchase any of the New Securities. If AEW shall elect to purchase any such New Securities, the New Securities which it shall have elected to purchase shall be issued and sold to AEW by the Company at the same time and on the same terms and conditions as the New Securities are issued and sold to third parties. If, for any reason, the sale of New Securities to third parties is not consummated, AEW's election shall lapse, subject to AEW's ongoing subscription right with respect to issuances of New Securities at later dates or times.

   7.2 Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the SEC which may at any time permit the sale of the Common Shares issuable upon conversion of the Shares to the public without registration, the Company agrees to use its reasonable best efforts to:

        (a) Make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act;

        (b) File with the SEC in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act;

        (c) Furnish to AEW promptly upon request a written statement by the Company as to its compliance with the reporting requirements of Rule 144 and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company and other information in the possession of or reasonably obtainable by the Company as AEW may reasonably request in availing itself of any rule or regulation of the SEC allowing AEW to sell any such securities without registration.

8. REGISTRATION RIGHTS

   8.1  Demand Registration.

        8.1.1   Request for Registration; Registration on Form S-3.
If the Company shall receive from Initiating Holders at any time after the second anniversary of the Closing Date a written request that the Company effect any Registration with respect to all or a part of the Registrable Securities for an offering of a minimum of 1,000,000 shares of Common Stock (as adjusted for stock splits and similar events), the Company shall (i) promptly give written notice of the proposed Registration to all other Holders and shall (ii) as soon as practicable, use its reasonable best efforts to effect Registration of the Registrable Securities specified in such request, together with any Registrable Securities of any Holder joining in such request as are specified in a written request given within 20 days after written notice from the Company. The Company shall not be obligated to take any action to effect any such Registration pursuant to this Section
8.1.1 (i) after the Company has effected five such Registrations pursuant to this Section 8.1.1 and such Registrations have been declared effective or (ii) more often than once in any 12 month period. Notwithstanding the above registration requirements, if the Company qualifies for the use of Form S-3 or any comparable or successor form, the Holders of Registrable Securities shall have the right at any time after the second anniversary of the Closing Date and prior to the seventh anniversary of the Closing Date to unlimited registration of Registrable Securities on Form S-3; provided the registration relates to at least a minimum of 1,000,000 shares of Common Stock (as adjusted for stock splits and similar events). Such requests shall be in writing and shall state the number of shares of Registrable Securities to be registered.

        8.1.2 Right of Deferral or Suspension of Registration. If the Company shall furnish to all such Holders who joined in the request a certificate signed by the President of the Company stating that, in the good faith judgment of the Board of Directors of the Company, it would be detrimental to the Company for any registration to be effected as requested under Section 8.1.1 (or maintained effective), the Company shall have the right to defer the filing of a Registration Statement with respect to such offering (or suspend the use of a Registration Statement) for a reasonable period (not to exceed 150 days) after delivery of the request of the Initiating Holders (or after delivery of a notice of suspension by the Company).

        8.1.3   Underwriting in Demand Registration.

             8.1.3.1 Notice of Underwriting. If the Initiating Holders intend to distribute the Registrable Securities covered by their request by means of an underwriting, they shall so advise the Company as a part of their request made pursuant to this Section 8.1, and the Company shall include such information in the written notice referred to in Section 8.1.1. The right of any Holder to Registration pursuant to Section 8.1 shall be conditioned upon such Holder's agreement to participate in such underwriting and the inclusion of such Holder's Registrable Securities in the underwriting.

             8.1.3.2 Inclusion Of Other Holders In Demand Registration. If the Company, officers or directors of the Company holding Common Stock other than Registrable Securities, or holders of securities other than Registrable Securities, request inclusion in such Registration, the Initiating Holders, to the extent they deem advisable and consistent with the goals of such Registration, may, on behalf of all Holders, offer to any or all of the Company, such officers or directors, and such holders of securities other than Registrable Securities that such securities other than Registrable Securities be included in the underwriting and may condition such offer on the acceptance by such persons of the terms of this Section
8.1. If, however, the number of shares so included exceeds the number of shares of Registrable Securities included by all Holders, such Registration shall be treated as governed by Section 8.2 hereof rather than Section 8.1 and it shall not count as a Registration for purposes of Section 8.1 hereof.


             8.1.3.3  Selection of Underwriter In Demand
Registration. If the Initiating Holders intend to distribute the Registrable Securities covered by their request by means of an underwriting, the Company shall (together with all holders proposing to distribute their securities through such underwriting) enter into an underwriting agreement with the representative of the underwriter or underwriters selected for such underwriting by the Company with the approval of AEW which consent will not be unreasonably withheld, provided that any such underwriter will be nationally recognized as a leading underwriter of real estate securities. The Company shall not have any obligation to provide an underwriter for any registration hereunder, and if the Company does not provide an underwriter the Initiating Holders may do so and the Company shall (together with all holders proposing to distribute the securities through such underwriting) enter into an underwriting agreement with the representative of such underwriter or underwriters, provided the Company consents to the use of such underwriter which consent shall not be unreasonably withheld.

             8.1.3.4  Marketing Limitation in Demand Registration.
If the underwriter's representative advises the Initiating Holders in writing that market factors (including, without limitation, the aggregate number of shares of Common Stock requested to be Registered, the general condition of the market, and the status of the persons proposing to sell securities pursuant to the Registration) require a limitation of the number of shares to be underwritten, then (i) first the Common Stock other than Registrable Securities held by officers or directors of the Company, (ii) next the securities other than Registrable Securities, and (iii) last the securities requested to be registered by the Company, shall be excluded from such Registration to the extent required by such limitation. If a limitation of the number of shares is still required, the Initiating Holders shall so advise all Holders and the number of shares of Registrable Securities that may be included in the Registration and underwriting shall be allocated among all Holders in proportion, as nearly as practicable, to the respective amounts of Registrable Securities entitled to inclusion in such Registration held by such Holders at the time of filing the Registration Statement. No Registrable Securities or other securities excluded from the underwriting by reason of this Section
8.1.3.4 shall be included in such Registration Statement.

        8.1.4 Right of Withdrawal in Demand Registration. If any Holder of Registrable Securities, or a holder of other securities entitled (upon request) to be included in such Registration, disapproves of the terms of the underwriting, such person may elect to withdraw therefrom by written notice to the Company, the underwriter and the Initiating Holders delivered at least seven Business Days prior to the effective date of the Registration Statement. The securities so withdrawn shall also be withdrawn from the Registration Statement. If the Holders decide to withdraw a demand after commencement by the Company of preparation of a Registration Statement, the Holders shall either (a) pay the Registration Expenses incurred in connection with such Registration Statement or (b) reduce by one the total number of demand registrations available pursuant to
Section 8.1.1; provided, however, that if such withdrawal results from discovery by the Holders of a Material Adverse Matter with respect to the condition, business or prospects of the Company not known to the Holders at the time of their request, then the Holders shall not be required to pay such Registration Expenses and shall not have the number of registration statements they can demand reduced.

        8.1.5   Blue Sky in Demand Registration.  In any
Registration pursuant to Section 8.1, the Company will exercise its reasonable best efforts to register and qualify the securities covered by the Registration Statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably appropriate for the distribution of such securities; provided, however, that (i) the Company shall not be required to qualify to do business or to file a general consent to service of process in any such states or jurisdictions, and (ii) notwithstanding anything in this Agreement to the contrary, in the event any jurisdiction in which the securities shall be qualified imposes a non-waivable requirement that expenses incurred in connection with the qualification of the securities be borne by selling shareholders, such expenses shall be payable pro rata by selling shareholders.



   8.2  Piggyback Registration.

        8.2.1 Notice of Piggyback Registration and Inclusion of Registrable Securities. Upon the terms and subject to the conditions set forth in this Agreement, if the Company decides to Register any of its Common Shares (either for its own account or the account of a security holder or holders exercising their respective demand registration rights) on a form (other than Form S-8 or Form S-4 or any comparable or successor forms) that would be suitable for a registration involving solely Registrable Securities, the Company will: (i) promptly give each Holder who holds at least 300,000 Registrable Securities (as adjusted for stock splits and similar events) written notice thereof (which shall include a list of the jurisdictions in which the Company intends to attempt to qualify such securities under the applicable blue sky or other state securities laws) and (ii) include in such Registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Registrable Securities specified in a written request delivered to the Company by any Holder within 15 days after delivery of such written notice from the Company by any Holder so long as not less than 500,000 Registrable Securities (as adjusted for stock splits and similar events) are requested to be included. The Company shall not be obligated to include Registrable Securities of any Holders in more than four Registrations of the Company.


        8.2.2  Underwriting in Piggyback Registration.

             8.2.2.1  Notice of Underwriting in Piggyback
Registration. If the Registration of which the Company gives notice is for a public offering involving an underwriting, the Company shall so advise the Holders as a part of the written notice given pursuant to Section 8.2.1. In such event the right of any Holder to Registration shall be conditioned upon such underwriting and the inclusion of such Holder's Registrable Securities in such underwriting to the extent provided in this Section 8.2. All Holders proposing to distribute their Registrable Securities through such underwriting shall (together with the Company and the other holders distributing their securities through such underwriting) enter into an underwriting agreement in customary form with the underwriter's representative for such offering. The underwriters for an offering pursuant to this
Section 8.2 shall be selected by the Company provided that such underwriter will be nationally recognized as a leading underwriter of real estate securities.

             8.2.2.2  Marketing Limitation in Piggyback
Registration. In the event the underwriter's representative advises the Holders seeking registration of Registrable Securities pursuant to this Section 8.2 and Bedford (if he is exercising his right to include his shares of Company Common Stock in such registration) in writing that market factors (including, without limitation, the aggregate number of shares of Common Shares requested to be Registered, the general condition of the market, and the status of the persons proposing to sell securities pursuant to the Registration) require a limitation of the number of shares to be underwritten, the underwriter's representative may limit the number of shares of Registrable Securities and the shares of Company Common Stock owned by Bedford to be included in such Registration and underwriting to not less than ten percent (10%) of the total number of shares included in such Registration in the case of Registrable Securities and not less than three percent (3%) of the total number of shares included in such Registration in the case of Bedford. To the extent that the underwriter's representative determines that additional shares may be included in such registration, such shares shall be allocated first to the Holders up to the full amount of Registrable Securities they wish to include and thereafter to Bedford.

             8.2.2.3  Allocation of Shares in Piggyback
Registration. In the event that the underwriter's representative limits the number of shares of Registrable Securities to be included in a Registration pursuant to Section 8.2.2.2, the number of shares of Registrable Securities to be included in such Registration shall be allocated (subject to Section 8.2.2.2) as follows: among all Holders of Registrable Securities requesting to include shares in such Registration, in proportion, as nearly as practicable, to the respective amounts of Registrable Securities entitled to inclusion in such Registration held by such Holders. No Registrable Securities or other securities excluded from the underwriting by reason of this
Section 8.2.2.3 or Section 8.2.2.2 shall be included in such Registration Statement.

             8.2.2.4 Withdrawal in Piggyback Registration. If any Holder, or a holder of other securities entitled (upon request) to be included in such Registration, disapproves of the terms of any such underwriting, such Holder may elect to withdraw therefrom by written notice to the Company and the underwriter delivered at least seven Business Days prior to the effective date of the Registration Statement. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such Registration.

        8.2.3 Blue Sky in Piggyback Registration. In the event of any Registration of Registrable Securities pursuant to Section 8.2, the Company will exercise its reasonable best efforts to register and qualify the securities covered by the Registration Statement under such other securities or blue sky laws of such jurisdictions as the Holders shall reasonably request and as shall be reasonably appropriate for the distribution of such securities; provided, however, that if the Registration involves a public offering involving an underwriting, the underwriters shall have sole authority to determine such jurisdictions; and provided further, however, that (i) the Company shall not be required to qualify to do business or to file a general consent to service of process in any such states or jurisdictions and (ii) notwithstanding anything in this Agreement to the contrary, in the event any jurisdiction in which the securities shall be qualified imposes a non-waivable requirement that expenses incurred in connection with the qualification of the securities be borne by selling shareholders, such expenses shall be payable pro rata by the selling shareholders.

   8.3 Expenses of Registration. All Registration Expenses incurred in connection with all Registrations pursuant to Section 8.1 and 8.2 shall be borne by the Company. All Selling Expenses shall be borne by the holders of the securities Registered pro rata on the basis of the number of shares Registered.

   8.4 Registration Procedures. The Company will keep each Holder whose Registrable Securities are included in any registration pursuant to this Section 8 advised as to the initiation and completion of such Registration. The Company will: (a) use its reasonable best efforts to keep such Registration effective for a period of 180 days or until the Holder or Holders have completed the distribution described in the Registration Statement relating thereto, whichever first occurs provided that to the extent the Company has exercised its rights pursuant to Section 8.1.2 to suspend the use of a Registration Statement, this period shall be extended one day for each day that the use of a Registration Statement is suspended; (b) furnish such number of prospectuses (including preliminary prospectuses) and other documents as a Holder from time to time may reasonably request; (c) prepare and file with the SEC amendments and supplements to such Registration Statement and the prospectus used in connection with such Registration Statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such Registration Statement; and (d) notify each Holder of Registrable Securities covered by such Registration Statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

   8.5 Information Furnished by Holder. It shall be a condition precedent of the Company's obligations under this Section 8 that each Holder of Registrable Securities included in any Registration furnish to the Company such information regarding such Holder and the distribution proposed by such Holder or Holders as the Company may reasonably request.

   8.6  Indemnification.

        8.6.1 Company's Indemnification of Holders. To the extent permitted by law, the Company will indemnify each Holder, each of its officers, directors and constituent partners, legal counsel for the Holders, and each person controlling such Holder, with respect to which Registration, qualification or compliance of Registrable Securities has been effected pursuant to this Agreement, and each underwriter, if any, and each person who controls any underwriter against all claims, losses, damages or liabilities (or actions in respect thereof) to the extent such claims, losses, damages or liabilities arise out of or are based upon any untrue statement (or alleged untrue statement) of a material fact contained in any prospectus or other document prepared by or on behalf of the Company (including any related Registration Statement) and incident to any such Registration, qualification or compliance, or are based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by the Company of the Securities Act, the Exchange Act, or any state securities law, or any rule or regulation promulgated under the Securities Act, the Exchange Act or any state securities law, applicable to the Company and relating to action or inaction required of the Company in connection with any such Registration, qualification or compliance; and the Company will reimburse each such Holder, each of its officers, directors and constituent partners, and legal counsel, each such underwriter, and each person who controls any such Holder or underwriter, for any expenses, (other than legal fees which shall be reimbursable solely in accordance with Section 8.6.3) reasonably incurred, as incurred, in connection with investigating or defending any such claim, loss, damage, liability or action; provided, however, that the indemnity contained in this Section 8.6 shall not apply to amounts paid in settlement of any such claim, loss, damage, liability or action if settlement is effected without the consent of the Company (which consent shall not unreasonably be withheld); provided, further, that the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based upon any untrue statement or omission based upon written information furnished to the Company by such Holder, its officers, directors, constituent partners, or legal counsel, underwriter, or controlling person and stated to be for use in connection with the offering of securities of the Company; and provided further that the Company will not be liable in any such case to the extent any such claim, loss, damage, liability or expense arises out of or is based upon the failure of such Holder to comply with the prospectus delivery requirements of the Securities Act.

        8.6.2 Holder's Indemnification of Company. To the extent permitted by law, each Holder will, if Registrable Securities held by such Holder are included in the securities as to which such Registration, qualification or compliance is being effected pursuant to this Agreement, indemnify the Company, each of its directors and officers, each legal counsel and independent accountant of the Company, each underwriter, if any, of the Company's securities covered by such a Registration Statement, each person who controls the Company or such underwriter within the meaning of the Securities Act, and each other such Holder, each of its officers, directors and constituent partners and each person controlling such other Holder, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based upon any untrue statement (or alleged untrue statement) of a material fact contained in any such Registration Statement, prospectus, offering circular or other document (including any related Registration Statement) incident to any such Registration, qualification or compliance, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by such Holder of the Securities Act, the Exchange Act or any state securities law, or any rule or regulation promulgated under the Securities Act, the Exchange Act or any state securities law, applicable to such Holder and relating to action or inaction required of such Holder in connection with any such Registration, qualification or compliance; and will reimburse the Company, such Holders, such directors, officers, partners, persons, law and accounting firms, underwriters or control persons for any legal and any other expenses reasonably incurred, as incurred, in connection with investigating or defending any such claim, loss, damage, liability or action; provided, however, that in the case of a misstatement or omission, such obligation shall apply only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such Registration Statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by such Holder and stated to be specifically for use in connection with the offering of securities of the Company; provided that the indemnity contained in this Section 8.6.2 shall not apply to amounts paid in settlement of any such claim, loss, damage, liability or action if settlement is effected without the consent of the Holder (which consent shall not unreasonably be withheld).

        8.6.3 Indemnification Procedure. Promptly after receipt by an indemnified party under this Section 8.7 of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party under this
Section 8.6, notify the indemnifying party in writing of the commencement thereof and generally summarize such action. The indemnifying party shall have the right to participate in and to assume the defense of such claim, jointly with any other indemnifying party similarly noticed; provided, however, that the indemnifying party shall be entitled to select counsel for the defense of such claim with the approval of any parties entitled to indemnification, which approval shall not be unreasonably withheld; provided further, however, that if either party reasonably determines that there may be a conflict between the position of the Company and the Holder in conducting the defense of such action, suit or proceeding by reason of recognized claims for indemnity under this Section 8.6, then counsel for such party shall be entitled to conduct the defense to the extent reasonably determined by such counsel to be necessary to protect the interest of such party. The failure to notify an indemnifying party promptly of the commencement of any such action, if prejudicial to the ability of the indemnifying party to defend such action, shall relieve such indemnifying party, to the extent so prejudiced, of any liability to the indemnified party under this Section 8.6, but the omission so to notify the indemnifying party will not relieve such party of any liability that such party may have to any indemnified party otherwise other than under this Section 8.6.

   8.7 Transfer of Rights. Subject to compliance with the transfer restrictions on the Shares, as set forth in this Agreement and the Charter and By-laws of the Company, the Registration rights set forth in Section 8.1 and 8.2 may be assigned by any Holder to a transferee or assignee acquiring at least 500,000 Registrable Securities (as adjusted for stock splits and similar events) not sold to the public; provided, however, that the Company must receive written notice at least five Business Days prior to said transfer, stating the name and address of said transferee or assignee and identifying the securities with respect to which such Registration rights are being assigned.

   8.8 Market Stand-off. AEW agrees, and AEW shall cause each assignee of its rights under this Section 8 to so agree, that if so requested by the underwriter in connection with any public offering of securities by the Company, AEW (or such assignee) shall not sell, or make any short sale of, Registrable Securities without the prior written consent of the underwriter for such period of time not to exceed 30 days before the effective date of the registration statement and 120 days after the effective date of the registration statement as may be requested by the underwriter; provided that Bedford, his Affiliates, all officers and directors of the Company and all holders of 5% or more of the outstanding Common Stock of the Company are subject to a substantially similar obligation.

9. CONDITIONS TO THE CLOSING

   9.1 Conditions to the Obligation of Each Party. The obligations of each of the Company and AEW to consummate the transactions contemplated hereby are subject to the satisfaction of the following conditions (which may be waived in whole or in part by the party against whom the waiver is to be effective, unless such a waiver is prohibited by law):

        (a) the stockholders of the Company shall have approved this Agreement and the transactions contemplated hereby;

        (b) no provision of any applicable law or regulation and no judgment, injunction, order or decree of any court or other governmental body of competent jurisdiction shall be in effect which prohibits or makes illegal the consummation of the transactions contemplated hereby; and

        (c) all consents or actions by or in respect of or filings with any governmental body, agency, official, or authority required to permit the consummation of the transactions contemplated hereby, as between the parties shall have been obtained, taken or made (other than those consents, actions or filings which, if not obtained, taken or made prior to the consummation of the transactions contemplated hereby, would not constitute a Material Adverse Matter).

   9.2 Conditions to the Obligations of AEW. The obligation of AEW to consummate the transactions contemplated hereby is subject to the satisfaction of the following further conditions (which may be waived in whole or in part by AEW, unless such a waiver is prohibited by law):

        (a) (i) the Company shall have performed in all material respects all of its material obligations hereunder required to be performed by it at or prior to the Closing Date; (ii) each of the representations and warranties of the Company contained in this Agreement shall be true in all material respects at and as of the Closing Date (except to the extent such representations and warranties set forth at Sections 3.6 and 3.7 are expressly made as of an earlier date) as if made at and as of such time; provided that the representations and warranties of the Company contained in the Agreement shall be deemed true in all material respects if any discrepancies individually or in the aggregate (and in the case of the representations and warranties at Sections 3.4, 3.10, 3.12(b), 3.12(c) and 3.12(d) for purposes of this determination, the terms "material" and "materially" included in such representations and warranties shall be disregarded) do not constitute a Material Adverse Matter; and
(iii) AEW shall have received a certificate signed by the Chief Executive Officer of the Company to the foregoing effect;

        (b)  The Company shall have furnished AEW with:

             (i) a copy of a resolution or resolutions duly adopted by the Board of Directors of the Company approving this Agreement, and the transactions contemplated hereby, certified by the Secretary of the Company;

            (ii) an opinion of Greene Radovsky Maloney & Share, dated the Closing Date, in substantially the form of Exhibit
9.2(b)(ii);

           (iii) an opinion of Shearman & Sterling, dated the Closing Date, in substantially the form of Exhibit 9.2(b)(iii); and

            (iv) an opinion of Ballard Spahr Andrews & Ingersoll, dated the Closing Date, in substantially the form of Exhibit
9.2(b)(iv).

        (c) The Company shall have obtained all necessary Blue Sky law permits and qualifications, or have the availability of exemptions therefrom, required by any state for the offer and sale of the Shares to be issued at the Closing, subject to timely filings after the Closing where appropriate; and

        (d) The shares of Common Stock issuable upon conversion of the Shares shall have been listed with the NYSE and the PSE.

        (e) The Company shall have closed (simultaneously with the closing of the sale of the Shares) on a $60 million credit facility with B of A on terms consistent with the business terms set forth in the Commitment Letter dated May 12, 1995 from B of A to the Company and other material terms reasonably satisfactory to AEW.

        (f) The Company shall have executed and delivered the BPIA Agreement on terms reasonably acceptable to AEW for a period ending on the earlier of (i) three years after the Closing Date or (ii) that date when the Company begins to conduct its acquisition and financing services internally on terms reasonably acceptable to AEW;

        (g) Amendments to the employment agreement, registration rights agreement and other agreements between the Company and Bedford and other management employees shall be reasonably acceptable to AEW;

        (h)  Bedford shall have executed and delivered the Co-Sale
Agreement;

        (i) AEW shall have received an updated Rent Roll as of the closing;

        (j) The Average Pre-Closing Price shall be at least $5.25, unless mutually agreed otherwise pursuant to Section 6.7;

        (k) Thomas G. Eastman and Thomas H. Nolan, Jr. shall have been elected by the existing directors as directors of the Company effective upon the Closing and on the date of such election each of Mr. Eastman and Mr. Nolan shall have been granted an option to purchase 50,000 Common Shares under the Company's Director Stock Option Plan;

        (l) AEW's review, inspection and approval, within the Inspection Period, of all economic, legal, physical and environmental matters relating to the Company and the assets of the Company pursuant to Section 9.4 below;

        (m) The willingness of a national title insurance company or companies approved by AEW to issue, upon the sole condition of the payment of its regularly scheduled premium, updates to the Company's existing American Land Title Association extended coverage Owner's Policies of Title Insurance confirming that title to the real property owned by the Company remains vested of record in the Company on the Closing Date subject only to the printed conditions and exceptions of such policy and the Permitted Exceptions, provided that any printed exceptions and conditions imposing co-insurance requirements, mandatory arbitration and any exception for creditors' rights shall be deleted;

        (n) The Company shall have terminated (simultaneously with the closing of the sale of the Shares) its Rights Plan and redeemed all outstanding rights for an aggregate consideration of no more than $60,000;
        (o) The Voting Agreement between Bedford and AEW dated of even date herewith shall be in full force and effect;
        (p) Either (i) holders of 80% of the outstanding Common Shares shall have approved the Articles of Amendment set forth in
Exhibit 3.2B, and such Articles of Amendment shall have been duly filed, or (ii) Bedford shall have provided AEW with an agreement reasonably satisfactory to AEW pursuant to which he will vote in favor of the proposals to delete Article VIII and will not directly or indirectly assert against AEW or any Affiliate of AEW the provisions of Article VIII; and
        (q) The Board of Directors of the Company shall have approved an amendment of the By-laws to provide (i) that the last paragraph of ARTICLE II, Section 10 and the By-law amendments set forth at (ii), (iii), (iv) and (v) of this paragraph may not be amended in any way without the affirmative vote of a majority of the outstanding Series A Convertible Preferred, (ii) that the last sentence of Article III, Section 3 will be amended in its entirety to read as follows: "An Independent Director shall mean a Director who is not an employee or consultant of the Corporation.", (iii) that
Article III, Section 18 will be amended to acknowledge that AEW engages in business competitive with the Company and that any directors affiliated with AEW shall have no obligation to present to the Company opportunities that may be pursued by AEW unless such opportunities were presented to such directors in their capacity as directors of the Company, (iv) that ARTICLE III, Section 5 shall allow a special meeting of the Board of Directors to be called by any one Series A Director (as defined in the Articles of Amendment), as well as those persons presently identified, and (v) that if the Board of Directors creates any new Board committees (including an executive committee) or increases the authority of any existing Board committee, at least one Series A Director must be appointed to such committee.
   9.3 Conditions to the Obligation of the Company. The obligation of the Company to consummate the transactions contemplated hereby is subject to the satisfaction of the following further conditions (which may be waived in whole or in part by the Company, unless such waiver is prohibited by law):

        (a) (i) AEW shall have performed in all material respects all of its material obligations hereunder required to be performed by it at or prior to the Closing Date; (ii) the representations and warranties of AEW contained in this Agreement shall be true in all material respects as of the date hereof at and as of the Closing Date as if made at and as of such time; and
   (iii) the Company shall have received a certificate signed by an executive officer of the general partner AEW to the foregoing effect;

        (b) The Company shall have obtained all necessary Blue Sky law permits and qualifications, or have the availability of exemptions therefrom, required by any state for the offer and sale of the Shares to be issued at the Closing, subject to timely filings after each Closing where appropriate; and

        (c) The shares of Common Stock issuable upon conversion of the Shares shall have been listed with the NYSE and PSE.

        9.4  Due Diligence Period.

        (a) As contemplated in Section 9.2 above, AEW's obligations under this Agreement shall be conditioned upon AEW's satisfactory completion during the Inspection Period of a complete review and inspection of (i) the Company, including, without limitation, all financial, tax and contractual matters relating to the acquisition and assumption of assets and liabilities attendant to the Company and (ii) the physical, legal, economic and environmental condition of all real and personal property assets of the Company, including, without limitation, any leases and contracts affecting the Properties, books, records and files maintained by the Company or its agents relating to the Properties, including, without limitation, all operating and financial statements and real and personal property tax bills and receipts, boundary and other survey-related issues relating to the Properties, pest control matters, soil condition, asbestos, PCB, hazardous waste, toxic substance or other environmental matters, compliance with building, health, safety, land use and zoning laws, regulations and orders, plans and specifications, structural, life safety, HVAC and other building system and engineering characteristics, traffic patterns and all other information pertaining to the properties which AEW deems pertinent to its investment decision. If AEW's due diligence investigation discloses any matters that individually or in the aggregate in AEW's reasonable business judgment constitute a Material Adverse Matter, AEW may terminate this Agreement by written notice to the Company delivered on or before the close of the Inspection Period. If AEW shall not deliver such written notice before the close of the Inspection Period, AEW's due diligence condition set forth in Section 9.2(l) shall be deemed satisfied.

        (b) AEW's exercise of the rights of review and inspection set forth in subsection (a) shall be subject to the following limitations: (i) any entry onto a Property by AEW, its agents or representatives, shall be during normal business hours, following reasonable prior notice to the Company; (ii) AEW shall not conduct any drilling, test borings or other physical disturbance of a real property for review of soils, environmental, structural or other conditions without the Company's prior written consent, which shall not be unreasonably withheld or delayed; (iii) AEW shall exercise reasonable diligence not to disturb the use or occupancy of any occupant of the Property; and (iv) AEW shall indemnify, defend and hold the Company harmless from any actual damage or injury resulting from any physical entry or inspections performed by AEW, its agents or representatives, provided that such obligation to indemnify, defend and hold harmless shall not include any diminution in property value, any cleanup or containment costs, or any other loss, liability, or expense that may result from the discovery or presence of Materials of Environmental Concern on a Property.

        (c) As part of its due diligence review during the Inspection Period, AEW shall be entitled to review both the Company's existing title insurance policies and a current preliminary title report with respect to each Property (which reports shall be ordered by the Company and delivered to AEW within 5 days following the commencement of the Inspection Period, together with all documents and information pertaining to the exceptions to title listed in such report). The Company shall provide AEW with copies of any existing surveys of each Property. AEW shall have until the close of the Inspection Period to notify the Company in writing of any objection AEW may have to any exceptions reported in the preliminary title report or matters shown on the surveys. If AEW shall not deliver such written notice before the close of the Inspection Period, AEW shall be deemed to have approved the exceptions to title set forth in the preliminary title report and all matters disclosed on the surveys.

        (d)  In the event that AEW discovers a Material Adverse
Matter during the Inspection Period but does not terminate this Agreement as a result thereof, then AEW shall be precluded from using the specific facts of that Material Adverse Matter as a reason for not closing the purchase of the Shares or as a cause of action for damages after the Closing; provided, however, that AEW shall only be treated as having discovered a Material Adverse Matter during the Inspection Period if AEW notifies the Company in writing of such Material Adverse Matter during the Inspection Period or the Company can prove that AEW had actual knowledge of the character and magnitude of such Material Adverse Matter during the Inspection Period.

10.     TERMINATION

   10.1 Termination. This Agreement may be terminated at any time prior to the Closing:

        (i)  by mutual written consent of the Company and AEW;

        (ii) by either party if the parties are unable to agree on a reduction of the Conversion Price pursuant to Section 6.7;

        (iii) by AEW if there has been a breach of any representation, warranty or material covenant or agreement of the Company which is incurable, or which is not cured on or prior to September 15, 1995, and which would permit AEW, pursuant to Section 9.2(a) hereof, not to consummate the closing; or

        (iv) by AEW if the closing has not occurred on or before September 15, 1995;

        (v) by the Company if there has been a material breach of any representation, warranty, or material covenant or agreement of AEW contained in this Agreement, which breach is incurable or has not been cured on or prior to September 15, 1995, and which would permit the Company, pursuant to Section 9.2 hereof, not to consummate the closing;

        (vi) by the Company if the closing has not occurred on or before September 15, 1995; or

        (vii) by AEW, if the Board of Directors does not recommend to the Company's stockholders that they approve this Agreement and the transactions contemplated hereby.

   10.2 Effect of Termination. If this Agreement is terminated pursuant to Section 10.1, this Agreement shall become void and of no effect with no liability on the part of any party hereto, except (a) to the extent such termination results from the breach by a party hereto of any of its representations, warranties, covenants or agreements set forth in this Agreement and (b) that the agreements contained in Sections 5.2, 6.5, 11.3 and this Section 10.2 shall survive the termination hereof.

11.     MISCELLANEOUS

   11.1 Notices. All notices, requests and other communications to any party hereunder shall be in writing and shall be given (and shall be deemed to have been given upon receipt) if delivered in person and shall be deemed to have been given (a) two Business Days after transmission of a facsimile, telegram, telex, or (b) four Business Days after deposit in United States registered or certified mail (postage prepaid, return receipt requested) or (c) two Business Days after delivery to a reputable overnight courier, to the respective parties at the following addresses (or at such other address for a party as shall be specified in a notice given in accordance with this
Section 11.1):

        If to AEW, to:               AEW PARTNERS, L.P.
                                     c/o Aldrich Eastman Waltch
                                     225 Franklin Street
                                     Boston, Massachusetts
02110
                                     Attn:  J. Grant Mohanon,
Jr.
                                     Fax:  (617) 261-9555

        With a copy to:     Thomas H. Nolan, Jr.
                                     Aldrich Eastman Waltch
                                     225 Franklin Street
                                     Boston, Massachusetts
02110
                                     Facsimile:  (617) 261-9555

                                           and

                                     Heller, Ehrman, White &
                  McAuliffe
                                     333 Bush Street
                                     San Francisco, California
94104
                                     Attention:  Brian Smith
                                     Facsimile:  (415) 772-6268

   If to the Company, to:   Bedford Property Investors, Inc.
                                     270 Lafayette Circle
                                     Lafayette, California 94549
                                     Attention:  Donald Lorenz
                                     Facsimile: (510) 283-5697

        With a copy to:     Greene Radovsky Maloney & Share
                                     Spear Street Tower, Suite
4200
                                     One Market Street
                                     San Francisco, California
94105
                                     Attention:  Joseph Radovsky
                                     Facsimile: (415) 777-4961

All notices to AEW pursuant to Sections 5, 7 and 9.4 shall be clearly marked on the envelope of any letter and the cover page of any facsimile and the first page of any notice as follows:
"IMMEDIATE RESPONSE REQUIRED.  DEADLINE FOR REPLY IS _________.
FAILURE TO REPLY BY SUCH DATE WILL ELIMINATE AEW'S RIGHTS TO OBJECT."

   11.2 Amendments; No Waivers. Any provision of this Agreement may be amended or waived prior to the Closing Date if, and only if, such amendment or waiver is in writing and signed, in the case of an amendment, by the Company and AEW or in the case of a waiver, by the party against whom the waiver is to be effective. No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

   11.3 Fees and Expenses. All costs and expenses incurred in connection with this Agreement shall be paid by the party incurring such cost or expense; provided that the Company shall pay promptly upon submission of an invoice the transaction costs, including the reasonable legal and due diligence expenses of AEW, in an amount not to exceed $500,000 if the transaction closes or if the transaction fails to close for any reason other than breach by AEW.

   11.4 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and, except as otherwise herein provided, their respective successors and assigns. Prior to the Closing Date, AEW may only assign its rights and obligations hereunder to a single Preclosing Affiliate. If the rights and obligations of AEW are so assigned, at the Closing, AEW will be released of all liabilities and obligations hereunder, provided that such Preclosing Affiliate agrees in writing to be bound hereunder for such liabilities and obligations and such writing shall include representations and warranties relating to it which are consistent with those set forth in Section 4 hereof. This Agreement shall be binding upon and is solely for the benefit of each of the parties hereto and their permitted respective successors and assigns, and nothing in this Agreement is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement.

   11.5 Governing Law. This Agreement shall be construed in accordance with and governed by the law of the State of California applicable to agreements made and to be performed entirely within such state, except to the extent that actions of the Company or its Board of Directors or stockholders are governed by the Maryland General Corporation Law.

   11.6 Counterparts; Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement shall become effective when each party hereto shall have received counterparts hereof signed by all of the other parties hereto.

   11.7 Severability. If the application of any provision hereof to either party is held invalid and such party fails to adhere to the requirements of such provision, the other party shall thereafter be relieved of all further obligations and covenants pursuant to this Agreement.

   11.8 Specific Performance. The parties acknowledge that they would be irreparably damaged in the event any of the provisions of this Agreement were not performed by the parties in accordance with their specific terms or were otherwise breached. Accordingly, it is agreed that the parties shall be entitled to an injunction to prevent breaches of this Agreement and to specifically enforce this Agreement and the terms and provisions hereof in any proceeding, in addition to any other remedy to which the parties may be entitled at law or in equity.

   11.9 Survival of Representations and Warranties; Knowledge and Materiality. The representations and warranties of the Company and AEW set forth in this Agreement shall survive the Closing and shall remain effective for one year thereafter, except for the representations and warranties set forth in Sections 4.5, 4.6, 4.7, 3.17, 3.20 and 3.22 which shall remain effective for the appropriate statute of limitations for claims on written contracts. After the expiration of such periods, such representations and warranties shall expire and be of no further force and effect, and no claim shall be made with respect to any breach thereof unless a written notice specifying the nature and amount of the claim or claims shall have been delivered by AEW or the Company, as the case may be, with respect thereto on or before the expiration of such period. If AEW brings any action after the Closing for breach of any representation or warranty of the Company, AEW shall only be entitled to damages if AEW can show that the Company had knowledge of the character and magnitude of the breach at the time of the Closing and the breach (and in the case of the representations and warranties at Sections 3.4, 3.10, 3.12(b), 3.12(c) and 3.12(d) for purposes of this determination the terms "material" and "materially" included in such representations and warranties shall be disregarded) constituted a Material Adverse Matter.

   11.10 Entire Agreement. This Agreement, including the Disclosure Schedule and Exhibits, represents the entire agreement between the parties relating to the subject matter hereof and supersedes all prior and contemporaneous negotiations, understandings, agreements and correspondence relating hereto.

   11.11 Costs and Expenses of Litigation. In the event that any dispute arises between the parties hereto and the parties resort to litigation to settle such dispute, then the non-prevailing party in such litigation shall pay the costs and expenses incurred by the prevailing party in connection with such litigation, including, without limitation, attorney and witness fees.

   11.12 Bedford. Bedford is executing this Agreement only for the purpose of Section 8.2.2.2 hereof in order to reconcile the registration rights granted Bedford in the Bedford Registration Rights Agreement with the registration rights granted AEW in Section 8, and to the extent there is any conflict between the terms of this Agreement and the Bedford Registration Rights Agreement, the terms of this Agreement shall prevail.

   IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

BEDFORD PROPERTY INVESTORS, INC.



By_________________________________
   Name:
   Title:


AEW PARTNERS, L.P., a Delaware
limited partnership


By:  AEW/L.P., a Delaware limited
     partnership
     Its General Partner

   By:  AEW, Inc., a Delaware corporation
        Its General Partner


        By:  ____________________________
             Patrick J. Sullivan
             Vice President

For purposes of Section 8.2.2.2 only


_______________________
PETER B. BEDFORD

                              EXHIBITS


   Exhibit 1.2                       Closing Memorandum

   Exhibit 3                         Disclosure Schedule

   Exhibits 3.2A & 3.2B              Articles of Amendment

   Exhibit 3.12                      Property

   Exhibit 3.12A Major Leases (not included herein, filed with the S.E.C. by separate cover letter as a confidential filing)

   Exhibit 3.12B                     Leases

   Exhibit 6.4                       Joint Press Release

   Exhibit 9.2(b)(ii)                Opinion of Greene Radovsky
                                     Maloney & Share

   Exhibit 9.2(b)(iii)               Opinion of Shearman & Sterling

   Exhibit 9.2(b)(iv)                Opinion of Ballard Spahr Andrews
                                     & Ingersoll

   Exhibit 9.2(h)                    Co-Sale Agreement

                            EXHIBIT 1.2

                  BEDFORD PROPERTY INVESTORS, INC.

                  SALE OF SERIES A PREFERRED STOCK

                         CLOSING MEMORANDUM

TIME AND PLACE OF CLOSING AND PERSONS PRESENT:

        The closing was held at the offices of Heller Ehrman White & McAuliffe, 333 Bush Street, San Francisco, California, at 10:00 a.m.
local time on                          , 1995.

        The following persons were present at the Closing:
        For BEDFORD PROPERTY INVESTORS, INC.
             Peter Bedford

        For  AEW
             Patrick Sullivan

        For  HELLER, EHRMAN, WHITE & McAULIFFE
             Brian D. Smith
             August J. Moretti

        For  GREENE RADOVSKY MALONEY & SHARE
             Joseph S. Radovsky
             Rachel Hardie

        For  MERRILL LYNCH & CO.
             Victoria K. Collison

        For  BROWN & WOOD
             Barbara A. Fiske

DOCUMENTS DELIVERED AT THE CLOSING:
        All transactions at the closing were deemed to have taken place simultaneously, and no transaction was deemed to have been completed until all transactions were completed and all documents were delivered.

A. Agreements
   1.   Series A Preferred Stock Purchase Agreement
   2.   Voting Agreement
   3.   Co-Sale Agreement
   4.   Bank of America Amended Credit Facility   $60 Million
   5.   BPIA Agreement

B. Documents Delivered by the Company
   6.   Articles of Amendment of Charter
   7.   Preferred Stock Certificate
   8.   Certificate of Transfer Agent (re Outstanding Common
         Stock)
   9.   Certificate of Chief Executive Officer of the Company
   10.  Certificate of Secretary of the Company
   11.  Opinion of Greene Radovsky Maloney & Share
   12.  Opinion of Shearman & Sterling
   13.  Opinion of Ballard Spahr Andrews & Ingersoll
   14.  Receipt from BPIA
   15.  Receipt from B of A
   16.  Evidence of Termination of Rights Plan
   17.  Updated Rent Roll

C. Documents Delivered by AEW
   18.  Check or wire transfer in the amount of $50,000,000
   19.  Certificate of Executive Officer of General Partner
   20.  Form 3 for AEW
   21.  Form 3 for New Directors

D. Miscellaneous
   22.  Joint Press Release
   23.  Indemnity Agreements for Directors

EXHIBI                        T 3.2A

                              ARTICL                  ES OF AMENDMENT OF
CHARTE                          R
OF
                             BEDFOR              D PROPERTY INVESTORS, INC.

THIS IS TO CERTIFY THAT:

   FIRST:  The charter of Bedford Property Investors, Inc., a
Maryland corporation (the "Corporation"), is hereby amended by (a) deleting existing Section 1 of Article V and adding a new Section 1 as follows and (b) adding new Section 5 to Article V as follows:

   Section 1. Authorized Shares. The total number of shares of stock which the Corporation has authority to issue is 50,000,000 shares, of which 30,000,000 shares are shares of Common Stock, $.01 par value share ("Common Stock"), 10,000,000 shares are shares of Preferred Stock, $.01 par value per share ("Preferred Stock"), and 10,000,000 shares are shares of Series A Convertible Preferred Stock, $.01 par value per share ("Series A Preferred"). The aggregate par value of all authorized shares of stock having a par value is $500,000.

   Section 5. Series A Preferred Stock. The preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of the Series A Preferred are set forth below. The Board of Directors may reclassify any unissued shares of Series A Preferred from time to time in one or more classes or series of stock of the Corporation.

   1.  Cumulative Dividends.

   (a) (i) The holders of outstanding shares of the Series A Preferred shall be entitled to receive in each fiscal quarter, when and as authorized and declared by the Board of Directors, out of any assets at the time legally available therefor, dividends in cash at the greater of (X) the rate of $0.135 (the "Dividend Rate") per share and (Y) the dividends payable with respect to such quarter in respect of the Common Stock into which each share of the Preferred Stock is Convertible, plus, in both cases, dividends accumulated on the Series A Preferred but unpaid for all prior quarters, before any cash dividend is paid on the Common Stock for such quarter. If any shares of Series A Preferred have been called for redemption by the holders of the Series A Preferred but the redemption payment has not been made thereon on the redemption date for any reason whatsoever, then the rate at which dividends shall accrue on such shares shall increase to $0.165 per share until the earlier of (A) the payment of the redemption price, and (B) such time as the size of the board has been increased to eleven pursuant to Paragraph 3(a) hereof and the holders of Series A Preferred have elected four directors to fill the newly created vacancies. The right to dividends on shares of Series A Preferred shall be cumulative.

   (ii) Such dividends or distributions shall be payable quarterly (commencing with the calendar quarter ending September 30, 1995) in arrears on such dates as the Board of Directors may from time to time determine which shall not be later than the 45th day after the end of the calendar quarter. Any dividends payable on Series A Preferred for any partial dividend period (including the period commencing on the date the shares are initially issued and ending on September 30, 1995) will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends or distributions (other than dividends payable solely in shares of Common Stock) may be authorized and declared and paid upon shares of Common Stock in any fiscal quarter of the Corporation only if dividends shall have been paid on or declared and set apart upon all shares of Series A Preferred at such quarterly rates for all prior periods through and including the end of such quarter.

   (b) In the event the Corporation shall declare a distribution payable in securities of other persons, evidences of indebtedness issued by the Corporation or other persons, assets (excluding cash distributions) or options or rights to purchase any such securities or evidences of indebtedness, then, in each such case the holders of the Series A Preferred shall he entitled to a proportionate share of any such distribution as though the holders of the Series A Preferred were the holders of the number of shares of Common Stock of the Corporation into which their shares of Series A Preferred are convertible as of the record date fixed for the determination of the holders of Common Stock of the Corporation entitled to receive such distribution.

   (c) In determining whether a distribution (other than upon voluntary or involuntary liquidation), by dividend (but not by redemption or other acquisition of shares or otherwise), is permitted under the Maryland General Corporation Law, amounts that would be needed, if the Corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of holders of Preferred Stock whose preferential rights upon dissolution are superior to those receiving the distribution shall not be added to the Corporation's total liabilities.

   2.  Liquidation Preference.

   (a) In the event of any Liquidation Event (as defined at (b) below) either voluntary or involuntary, the holders of the Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock by reason of their ownership thereof, the amount of $6.30 per share plus any accrued and unpaid dividends, for each share of Series A Preferred then held by them (the "Series A Liquidation Preference"). If, upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series A Preferred shall be insufficient to permit the payment to such holders of the full Series A Liquidation Preference, then the entire assets and funds of the Corporation legally available for distribution shall be distributed ratably in satisfaction of the Series A Liquidation Preference in proportion to the aggregate preferential amounts owed to each holder of the Series A Preferred. After payment has been made to the holders of the Series A Preferred of their full Series A Liquidation Preference, any remaining assets shall be distributed ratably to the holders of the Common Stock.

   (b) For purposes of this Paragraph 2, any transaction, including without limitation a consolidation or merger of the Corporation (other than for purposes of reincorporation), or other corporate reorganization of the Corporation with or into any other corporation or corporations, immediately after which transaction the stockholders of the Corporation (determined prior to such event) hold fifty percent or less in interest of the outstanding voting securities of the surviving corporation, or a sale of all or substantially all of the assets of the Corporation or the acquisition of a majority of the outstanding shares of Common Stock of the Corporation by a person other than (i) AEW Partners, L.P. and its Affiliates, (ii) as a result of the conversion of the Series A Preferred Stock, (iii) Peter Bedford or his Affiliates or members of his immediate family (his spouse, issue, brothers, sisters and their respective issue and trusts for the benefit of such persons) or (iv) underwriters in a public or private placement, shall be treated as a Liquidation Event. "Affiliate" shall mean with respect to any person, any other person controlling, controlled by or under direct or indirect common control with such person (for the purposes of this definition "control," when used with respect to any specified person, shall mean the power to direct the management and policies of such person, directly or indirectly, whether through ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing).

   (c) The value of securities and property paid or distributed pursuant to this Paragraph 2 shall be computed at fair market value at the time of payment by the Corporation or at the time made available to stockholders, all as determined by the Board of Directors in the good faith exercise of its reasonable business judgment, provided that
(i) if such securities are listed on any established stock exchange or a national market system, their fair market value shall be the closing sales price for such securities as quoted on such system or exchange (or the largest such exchange) for the date the value is to be determined (or if there are no sales for such date, then for the last preceding business day on which there were sales), as reported in the Wall Street Journal or similar publication, and (ii) if such securities are regularly quoted by a recognized securities dealer but selling prices are not reported, their fair market value shall be the mean between the high bid and low asked prices for such securities on the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices).

   (d) Nothing hereinabove set forth shall affect in any way the right of each holder of Series A Preferred to convert such shares at any time and from time to time into Common Stock in accordance with Paragraph 4 hereof.

   3. Voting Rights and Voting Switch. Except as expressly provided in this Charter, the holders of Series A Preferred shall have no voting rights.

   (a) Directors. The holder of shares of Series A Preferred as a class shall have the right to elect two members of the Board of Directors (which right to elect such two directors shall be construed for the purposes of this Charter as the right to vote generally in the election of directors) and the holders of shares of Common Stock shall have the right to elect the remaining directors; provided however that if at any time (i) the Corporation has failed in two consecutive quarters to pay in full and in a timely manner the quarterly dividends on the Series A Preferred as required by Paragraph 1 (including all dividends accumulated but unpaid for all prior quarters), (ii) Peter Bedford shall cease to serve as the substantially full-time chief executive officer of the corporation,
(iii) Peter Bedford and his Affiliates and members of his immediate family (his spouse, issue, brothers, sisters and their respective spouses and issue and trusts for the benefit of such persons) own beneficially fewer than 1,198,278 shares of Common Stock of this Corporation (adjusted for any stock splits or similar transactions), or (iv) the Company fails to pay the full redemption price on the shares of Series A Preferred subject to redemption pursuant to Paragraph 5(c) on any redemption date (provided, that such redemption was made at the request of holders of a majority of the then outstanding shares of Series A Preferred), then the holders of Series A Preferred shall immediately (and regardless of any subsequent cure) and thereafter be entitled to elect the smallest number of directors constituting a majority of the Board of Directors, and the holders of Common Stock, as a class, shall retain the right to elect the remaining directors. The number of authorized directors is seven and such number cannot be increased without the consent of the holders of Series A Preferred. In order to facilitate the effective control of the Board of Directors by the holders of Series A Preferred upon the occurrence of any event identified in (i), (ii), (iii) or (iv) above, the size of the Board shall automatically be increased to eleven, and the holders of the Series A Preferred, voting together as a single class, shall have the exclusive right to elect four persons to fill such newly created vacancies on the Board of Directors. All directors elected by the vote of the Series A Preferred shall be referred to as "Series A Directors. "The holders of Series A Preferred may elect the Series A Directors by unanimous written consent, by a special meeting of the holders of Series A Preferred, or at an annual meeting of stockholders of the Corporation. Any special meeting of the holders of Series A Preferred may be called by holders who hold at least 10% of the outstanding shares of Series A Preferred or by a Series A Director and shall be held at the time and place specified by the holder or director calling the meeting. A majority of the holders of the Series A Preferred shall constitute a quorum for the purposes of any such special meeting. In the case of any vacancy occurring among the Series A Directors, a majority of the remaining Series A Directors, if any, may elect a successor to hold office for the unexpired term of such Series A Director. If all Series A Directors shall cease to serve as directors before their terms expire, the holders of Series A Preferred then outstanding may, by unanimous written consent or at a special meeting of the holders of Series A Preferred, elect successors to hold office for the unexpired terms of the Series A Directors.

   (b) Senior Securities. Authorization of any series or class of equity securities ranking senior or equal to the Series A Preferred with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of the Corporation, must be approved by the affirmative vote of holders of at least a majority of the outstanding shares of Series A Preferred, voting together as a single class.

   (c) Amendment. Any amendment to the Charter of the Corporation which would materially adversely affect the preferences or rights of the Series A Preferred must be approved by affirmative vote of the holders of at least a majority of the outstanding shares of Series A Preferred, voting together as a single class.

   (d) Termination. The voting rights set forth at (b) and (c) above shall terminate if the Common Shares issuable upon conversion of the outstanding shares of Series A Preferred shall represent less than 15% of the total of (i) outstanding shares of Common Stock and (ii) the number of shares of Common Stock that would be outstanding upon conversion of the outstanding Series A Preferred. If the Common Shares issuable upon conversion of the outstanding Series A Preferred represent less than 15% but 7% or more of such total, the voting rights set forth at (a) above shall provide that the holders of shares of Series A Preferred Stock as a class shall only have the right to elect one member of the Board of Directors rather than two; and provided further that the voting rights set forth at (a) above shall terminate if the Common Shares issuable upon conversion of the outstanding shares of Series A Preferred Stock represent less than 7% of such total.

   (e) Mechanics. Solely for purposes of this Paragraph 3, each holder of shares of Series A Preferred shall be entitled to one vote for each such share of Series A Preferred held on the record date for the vote or consent of stockholders.

   (f) Notice of Meetings. The holder of each share of the Series A Preferred shall be entitled to notice of any stockholders' meeting in the manner provided in the Bylaws of the Corporation.

   4. Conversion. The holders of the Series A Preferred shall have conversion rights as follows (the "Conversion Rights"):

   (a) Right to Convert. Subject to Subsection (c), each share of Series A Preferred shall be convertible, at the option of the holder
thereof, at any time after          , 1997 [two years after closing]
at the office of the Corporation or any transfer agent for the Series A Preferred, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $6.00 for each share of Series A Preferred by the Conversion Price at the time in effect for such share. The initial Conversion Price for shares of Series A Preferred shall be $6.00 per share; provided, however, that such Conversion Price shall be subject to adjustment as set forth in Subsection (c) below.

   (b) Mechanics of Conversion. Before any holder of Series A Preferred shall be entitled to convert the same into shares of Common Stock, the certificate or certificates therefor shall be surrendered, duly endorsed, at the office of the Corporation or of any transfer agent for the Series A Preferred, and the holder shall give written notice by mail, postage prepaid, to the Corporation at its principal office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date. No fractional shares of Common Stock shall be issued upon conversion of shares of Series A Preferred Stock. Instead of any fractional shares of Common Stock that would otherwise be issuable upon conversion, the Corporation shall pay in cash an amount equal to the fair market value of such fractional interest as determined in good faith by the Corporation's Board of Directors. In determining the amount of fractional share payments, all of the shares of a single holder of Series A Preferred shall be aggregated so that no holder shall receive a fractional share payment equal to or exceeding the value of one share.

   (c) Conversion Price Adjustments. The Conversion Price of Series A Preferred shall be subject to adjustment from time to time as follows:


   (i) Special Definitions. For purposes of this Paragraph 4(c), the following definitions shall apply:

   (1) "Options" shall mean rights,options or warrants to subscribe for, purchase or otherwise acquire either Common Stock or Convertible Securities.

   (2) "Original Issue Date" with respect to the Series A Preferred shall mean the date on which the first share of such Series A
Preferred was issued.

   (3) "Convertible Securities" shall mean any evidence of indebtedness, shares (other than the Common Stock or Series A
Preferred Stock) or other securities convertible into or exchangeable for Common Stock.

   (4) "Additional Stock" shall mean all Common Stock issued (or, pursuant to Paragraph 4(c)(iii), deemed to be issued) by the Corporation after the Original Issue Date, other than Common Stock issued or issuable at any time:

   (A) upon conversion of the Series A Preferred;

   (B) upon exercise of Options outstanding on the Original Issue
Date;

   (C) upon issue of options to officers, directors, and employees of, and consultants to the Corporation pursuant to the Amended Employee Stock Option Plan and Directors Stock Option Plan of this Corporation in amounts not exceeding the aggregate reserved for issuance under such plans on the Original Issue Date, as increased from time to time provided that any such increase is approved by a majority of the Series A Directors;

   (D) upon issue of warrants to underwriters in any firm commitment public offering of securities by this Corporation;

   (E) as a dividend or distribution on Series A Preferred or any event for which adjustment is made pursuant to subparagraph (c)(vi) hereof;

   (F) by way of dividend or other distribution on Common Stock excluded from the definition of Additional Stock by the foregoing clauses (A), (B), (C), (D), (E) or this clause (F) or on Common Stock so excluded.

   (ii) No Adjustment of Conversion Price. No adjustment in the Conversion Price of a particular share of Series A Preferred shall be made as a result of the issuance of Additional Stock unless the consideration per share for such Additional Stock issued or deemed to be issued by the Corporation is less than the Conversion Price in effect on the date of, and immediately prior to such issue, for such share of Series A Preferred.

   (iii)  Deemed Issue of Additional Shares of Common Stock.

   (1) Options and Convertible Securities. Except as otherwise provided in Paragraph 4(c)(ii), in the event the Corporation at any time or from time to time after the Original Issue Date shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities entitled to receive any such Options or Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein for a subsequent adjustment of such number) of Common Stock issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities, shall be deemed to be shares of Additional Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date, provided that Additional Stock shall not be deemed to have been issued unless the consideration per share (determined pursuant to Paragraph 4(c)(v) hereof) of such Additional Stock would be less than the Conversion Price in effect on the date of and immediately prior to such issue, or such record date, as the case may be, and provided further that in any such case in which Additional Stock is deemed to be issued:

   (A) no further adjustment in the Conversion Price for such series shall be made upon the subsequent issue of Convertible Securities or shares of Common Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

   (B) if such Options or Convertible Securities by their terms provide, with the passage of time or otherwise, for any increase or decrease in the consideration payable to the Corporation, or in the number of shares of Common Stock issuable, upon the exercise, conversion or exchange thereof, the Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase or decrease becoming effective, be recomputed to reflect such increase or decrease insofar as it affects such Options or the rights of conversion or exchange under such Convertible Securities;

   (C) upon the expiration of any such Options or any rights of conversion or exchange under such Convertible Securities which shall not have been exercised, the Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon such expiration, be recomputed as if:

   (I) in the case of Convertible Securities or Options for Common Stock, the only Additional Stock issued was Common Stock, if any, actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities and the consideration received therefor was the consideration actually received by the Corporation for the issue of all such Options, whether or not exercised, plus the consideration actually received by the Corporation upon such exercise, or for the issue of all such Convertible Securities which were actually converted or exchanged, plus the additional consideration, if any, actually received by the Corporation upon such conversion or exchange, and

   (II) in the case of Options for Convertible Securities, only the Convertible Securities, if any, actually issued upon the exercise thereof were issued at the time of issue of such Options, and the consideration received by the Corporation for the shares of Additional Stock deemed to have been then issued was the consideration actually received by the Corporation for the issue of all such Options, whether or not exercised, plus the consideration deemed to have been received by the Corporation upon the issue of the Convertible Securities with respect to which such Options were actually exercised;

   (D) no readjustment pursuant to clause (B) or (C) above shall have the effect of increasing the Conversion Price to an amount which exceeds the lower of (i) the Conversion Price on the date immediately prior to the original adjustment date, or (ii) the Conversion Price that would have resulted from any issuance of Additional Stock between such date readjustment date; and

   (E) in the case of any Options which expire by their terms not more than 90 days after the date of issue thereof, no adjustment of the Conversion Price shall be made until the expiration or exercise of all such Options

   (2) Stock Dividends. In the event the Corporation at any time or from time to time after the Original Issue Date shall pay any dividend on the Common Stock payable in Common Stock, then and in any such event, Additional Stock shall be deemed to have been issued immediately after the close of business on the record date for the determination of holders of any class of securities entitled to receive such dividend; provided, however, that if such record date is fixed and such dividend is not fully paid the only Additional Stock deemed to have been issued will be the number of shares of Common Stock actually issued in such dividend, and such shares will be deemed to have been issued as of the close of business on such record date, and the Conversion Price shall be recomputed accordingly.

   (iv)   Adjustment of Conversion Price Upon Issuance of Additional
Stock.

   (1) Prior to      , 1997 [two years after closing].  If prior to
    , 1997, the Corporation shall issue Additional Stock (including Additional Stock deemed to be issued pursuant to Paragraph 4(c)(iii)) for a consideration per share less than the Conversion Price for the Series A Preferred in effect on the date of and immediately prior to such issue, then and in such event, such Conversion Price shall be reduced, concurrently with such issue, to a price equal to the consideration per share received by the Corporation for such Additional Stock.

   (2) On or after          , 1997.  If on or  after             ,
1997 [two years after closing], the Corporation shall issue Additional Stock (including Additional Stock deemed to be issued pursuant to Paragraph 4(c)(iii)) for a consideration per share less than the Conversion Price for the Series A Preferred in effect on the date of and immediately prior to such issue, then and in such event, such Conversion Price shall be reduced concurrently with such issue, to a price (calculated to the nearest cent) determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such issue (including all shares of Common Stock issuable upon conversion of the outstanding Series A Preferred) plus the number of shares of Common Stock which the aggregate consideration received by the Corporation for the total number of shares of Additional Stock so issued would purchase at such Conversion Price; and the denominator of which shall be the number of shares of Common Stock outstanding immediately prior to such issue (including all shares of Common Stock issuable upon conversion of the outstanding Series A Preferred) plus the number of shares of such Additional Stock so issued.

   (v) Determination of Consideration. For purposes of this Paragraph 4(c), the consideration received by the Corporation for the issue of any shares of Additional Stock shall be computed as follows:

   (1)  Cash and Property:  Such consideration shall:

        (A) insofar as it consists of cash, be computed at the aggregate amount of cash received by the Corporation excluding amounts paid or payable for accrued interest or accrued dividends;

        (B) insofar as it consists of property other than cash, be computed at the fair value thereof at the time of such issue, as determined in good faith by the Board; and

        (C) in the event Additional Stock is issued together with other shares or securities or other assets of the Corporation for consideration which covers both, be the proportion of such consideration so received, computed as provided in clauses (A) and (B) above, as determined in good faith by the Board.

   (2) Options and Convertible Securities. The consideration per share received by the Corporation for Additional Stock deemed to have been issued pursuant to Paragraph 4(c)(iii)(1), relating to Options and Convertible Securities, shall be determined by dividing:

        (x) the total amount, if any, received or receivable by the Corporation as consideration for the issue of such Options or Convertible Securities, plus the minimum aggregate amount of additional consideration (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such consideration) payable to the Corporation upon the exercise of such Options or the conversion or exchange of such Convertible Securities, or in the case of Options for Convertible Securities, the exercise of such Options for Convertible Securities and the conversion or exchange of such Convertible Securities; by

(y) the maximum number of shares of Common Stock (as set forth in the instruments relating thereto, without regard to any provision contained therein for a subsequent adjustment of such number) issuable upon the exercise of such Options or the conversion or exchange of such Convertible Securities.

   (vi) Adjustments for Subdivisions. Combinations or Consolidation of Common Stock. In the event the outstanding shares of Common Stock shall be subdivided (by stock split, or otherwise), into a greater number of shares of Common Stock, the Conversion Price for each series then in effect shall, concurrently with the effectiveness of such subdivision, be proportionately decreased.

In the event the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, the Conversion Price then in effect shall, concurrently with the effectiveness of such combination or consolidation, be proportionately increased.

   (vii) Adjustments for Other Distributions. In the event the Corporation at any time or from time to time makes, or fixes a record date for the determination of holders of Common Stock entitled to receive any distribution payable in securities of the Corporation other than shares of Common Stock and other than as otherwise adjusted in this Paragraph 4 or as otherwise provided in Paragraph l(b), then and in each such event provision shall be made so that the holders of Series A Preferred shall receive upon conversion thereof, in addition to the number of shares of Common Stock receivable thereupon, the amount of securities of the Corporation which they would have received had their shares of Series A Preferred been converted into shares of Common Stock on the date of such event and had they thereafter, during the period from the date of such event to and including the date of conversion, retained such securities receivable by them as aforesaid during such period, subject to all other adjustments called for during such period under this Paragraph 4 with respect to the rights of the holders of the Series A Preferred.

   (viii) Adjustments for Reclassification. Exchange and
Substitution. If the Common Stock issuable upon conversion of the Series A Preferred shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares, consolidation or merger provided for above), the Conversion Price then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted such that the shares of Series A Preferred shall be convertible into, in lieu of the number of shares of Common Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Common Stock that would have been subject to receipt by the holders upon conversion of the Series A Preferred immediately before that change.

   (e) No Impairment. The Corporation will not, by amendment of its Charter or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation but will at all times in good faith assist in the carrying out of all the provisions of this Paragraph 4 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of Series A Preferred against impairment.

   (f) Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Price for the Series A Preferred pursuant to this Paragraph 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each holder of such Series A Preferred a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series A Preferred, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustments and readjustments, (ii) the Conversion Price in effect at the time for such series, and (iii) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of such Series A Preferred.

   (g) Notices of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, any right to subscribe for, purchase, or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, this Corporation shall mail to each holder of Series A Preferred, at least 20 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution, or right.

   (h) Reservation of Stock Issuable Upon Conversion. The
Corporation shall at all times reserve and keep available out of its authorized but unissued Common Stock solely for the purpose of effecting the conversion of the shares of the Series A Preferred such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series A Preferred and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series A Preferred, in addition to such other remedies as shall be available to the holder of such Series A Preferred, the Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

   (i) Notices. Any notice required by the provisions of this Paragraph (4) to be given to the holders of shares of Series A Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Corporation.

   5. Redemption. The Series A Preferred shall be redeemable as follows:

   (a)  Redemption at the Option of the Corporation after 1997 But
Prior to 2000. At any time after        , 1997, but prior to         ,
2000, the Series A Preferred may be redeemed in whole (but not in part) at the option of the Corporation. The Corporation will give notice to the holders of Series A Preferred of its intent to redeem the Series A Preferred not less than 30 nor more than 60 days prior to the date set for redemption. The redemption price shall be that amount necessary to cause the holders of the Series A Preferred to have received an internal rate of return (defined below) of 25% per annum over the period of the first two years commencing with the Original Issue Date and an internal rate of return of 20% per annum over the period from and after two years after the Original Issue Date until the date of redemption (but not beyond ___________, 2000). For the purposes of this paragraph (a), "internal rate of return" or "IRR" shall be calculated using the acquisition purchase price paid by the holders of the Series A Preferred under the stock purchase agreement under which such shares were originally issued as the investment "out-flows," with payments of dividends or other distributions received by the Series A Preferred holders hereunder taken into account as "in-flows" provided that (i) the original purchasers of the Series A Preferred shall be deemed to be the holders of the Series A Preferred for the purposes of calculating investment amounts and receipts, (ii) the fact that such holders may from time to time finance or leverage funds invested in the purchase of the Series A Preferred shall not affect either the characterization or calculation of such investment amounts (i.e. neither receipt of the proceeds of any such financing nor the payment of any debt service or costs related to such financing shall be taken into account), (iii) neither the fact of any transfer of Series A Preferred from the original holders nor the amount of any consideration received by the original holders or paid by the successor holders in connection with any transfer shall affect the calculation of internal rate of return and
(iv) all items of investment/expense and receipt shall be deemed to have been invested/expended or received on the last day of the calendar month in which they occur. An example of the calculation of IRR is attached as Exhibit A.

   (b) Redemption at the Option of the Corporation after Five Years or Upon Less than 400,000 Shares Outstanding. Notwithstanding the provisions of Paragraph 5(a), (i) at any time after _______, 2000, or
(ii) at any time prior thereto if there shall be less than 400,000 shares of Series A Preferred outstanding (adjusted for any stock splits or similar transactions), the Series A Preferred may be redeemed in whole or in part at the option of the Corporation. The Corporation will give notice to the holders of the Series A Preferred of its intent to redeem the Series A Preferred not less than 30 nor more than 60 days prior to the redemption date. The redemption price shall be $6.30 per share (declining $0.06 for each of the first 5 full years after ___________ , 2000), plus in each case, all accrued and unpaid dividends.

(c)  Redemption at Preferred Stockholders Option. After          ,
1996, the Corporation will be required, at the option of the holders of the Series A Preferred, to redeem the Series A Preferred of any holder demanding redemption at a price of $6.00 per share plus all accrued and unpaid dividends on the occurrence of any one or more of the following:

   (i) failure in two consecutive quarters to pay in full the quarterly dividends on the Series A Preferred required by paragraph 1 of this Section 5 (including all dividends accumulated but unpaid for all prior quarters);

   (ii) a default in the payment of principal or interest on any institutional debt (or debts)having an outstanding balance (or balances aggregating) greater than (a) $5 million for non-recourse debt, and (b) $2 million for recourse debt (which default, in either case, shall not have been cured by the Corporation within 30 business days from the time the Corporation receives written notification of the default);

   (iii) failure to comply with paragraph 6 hereof;

   (iv) for calendar year 1996, the Corporation's FAD (defined below) fails to reach at least a break-even dividend coverage equal to the full dividend payable on the Series A Preferred;

   (v) for calendar year 1997, the Corporation's FAD fails to reach at least a break-even dividend coverage equal to the full dividend payable on the Series A Preferred and annual dividends on the Common Stock equal to at least a seven percent (7%) yield on $5.72; and

   (vi) for calendar year 1998 and subsequent years, the Corporation's FAD fails to reach at least a break-even dividend coverage equal to the full dividend payable on the Preferred Stock and dividends on the Common Stock equal to at least an eight percent (8%) yield on $5.72 (rounded to the nearest whole cent).

   For purposes of this Charter, Funds Available for Distribution
("FAD") shall mean "Funds From Operations" minus "Non-Revenue
Enhancing Capital Expenditures." The calculation of FAD shall be made by the Corporation and the Corporation's independent public accounting firm shall prepare a special use report on such calculation.

   "Funds from Operations" or "FFO" shall be defined in accordance with the FFO White Paper prepared in March 1995 by the National Association of Real Estate Investment Trusts and shall mean the Corporation's net income (computed in accordance with generally accepted accounting principles in effect on December 31, 1994, applied in a manner consistent with the Corporation's accounting policies and practices as of that date), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. As the White Paper provides, only depreciation and amortization of assets uniquely significant to the real estate industry will be added back. Amounts added back would include real property depreciation, amortization of capitalized leasing expenses, tenant allowances or improvements, and the like. Specifically excluded are the add back of items such as the amortization of deferred financing costs, depreciation of computer software, company office improvements, and other items commonly found in other industries and required to be recognized as expenses in the calculation of net income. Items classified by generally accepted accounting principles as extraordinary or unusual, along with significant non-recurring events that materially distort the comparative measurement of company performance over time, are not meant to be reductions or increases in FFO, and should be disregarded in its calculation. The use of a corporate form versus a partnership form for unconsolidated partnerships and joint ventures should not affect the determination of whether an entity is to be treated as a joint venture for purposes of the definition. Gains or losses on sales of securities or undepreciated land shall be included in FFO, unless they are unusual and non-recurring.

   "Non-Revenue Enhancing Capital Expenditures" shall mean those capital expenditures (computed in accordance with generally accepted accounting principles consistently applied) made with respect to existing real property that the Corporation has owned and leased to others in order to continue (but not those expenditures designed to enhance) the revenue-generating capacity of the property; the following categories of capital expenditures shall not be included for this purpose (and accordingly, the listed capital expenditures will not be deducted from FFO in computing FAD): capital expenditures relating to (i) acquisitions, (ii) deferred maintenance on acquisitions, (iii) tenant improvements and leasing commissions on square footage that was not leased at the time of acquisition, (iv) development of new properties or material new elements of existing properties, and (v) improvements to bring a property into compliance with governmental regulations.

   (d) Waiver. The Corporation shall promptly notify each holder of Series A Preferred of the occurrence of any event set forth at (c) above, and unless such holder has submitted a notice of redemption to the Corporation on or before 90 days after receipt of the Corporation's notice, the holder shall be deemed to have waived the right to have shares of Series A Preferred redeemed as a result of such occurrence. No such waiver shall constitute as a waiver of rights with respect to any subsequent occurrence.

   (e) Redemption Date: Notice of Redemption. The notice of redemption submitted by the Corporation or a Series A Preferred Stockholder shall set forth: (i) the redemption date which shall be not less than 30 nor more than 60 days after the date of the notice in the case of notice submitted by the Corporation and not less than 30 nor more than 180 days after the date of the notice in the case of notice submitted by a Series A Preferred stockholder; (ii) the redemption price; and (iii) the place at which the shareholders may obtain payment of the redemption price upon surrender of their share certificates. In case of a partial redemption of Series A Preferred, such redemption shall be pro rata among the various holders thereof or as determined by lot in the discretion of the Board of Directors. On or before the redemption date, each holder of shares called for redemption shall surrender the certificate representing such shares to the Corporation at the place designated in the redemption notice and shall thereupon be entitled to receive payment or the redemption price on the redemption date. If less than all of the shares represented by a surrendered certificate are redeemed, the Corporation shall issue a new certificate representing the unredeemed shares.

   If, on or before the redemption date, the Corporation has cash funds available or has deposited for such purpose in trust with a bank or trust company sufficient funds to pay the redemption price in full to the holders of all shares called for redemption, the shares so called shall be deemed to be redeemed as of the date of deposit, dividends on those shares shall cease to accrue and no interest shall accrue on redemption price from and after the redemption date.

   All Conversion Rights shall remain valid and effective following the Corporation's notice of redemption, provided that the right to convert shares shall terminate at the close of business on the fifth day prior to the redemption date if the holder thereof has not exercised its Conversion Right in accordance with Paragraph 4(b) on or prior to such date. Any amounts so deposited on account of the redemption price of shares converted subsequent to the date of deposit shall be repaid to the Corporation forthwith upon the conversion of such shares.

   (f) Automatic Redemption and Authority for NonSeries A Directors to Cancel. In the event that the size of the Board of Directors has been increased to eleven pursuant to Clauses (i), (ii) or (iii) of Paragraph 3(a) hereof and the holders of Series A Preferred have elected four Series A Directors to fill the newly created vacancies (the date on which the last of such four directors is elected being referred to as the "Board Switch Date"), then all of the shares of Series A Preferred shall be redeemed on the 180th day following the Board Switch Date pursuant to paragraph 5(a) or 5(b) (other than the notice requirements and with any automatic redemption occurring prior to __________, 1997 being deemed a redemption pursuant to paragraph 5(a)), as applicable, from holders of record of such Shares as of the close of business on the 150th day following the Board Switch Date, unless a majority of the directors who are not Series A Directors rescind such automatic redemption prior to the 180th day following the Board Switch Date. Nothing in this paragraph (f) is intended to limit the rights of the Series A Preferred to effect a redemption pursuant to paragraph 5(c) or to limit the authority of a majority of the full board to effect a redemption pursuant to paragraphs 5(a) or 5(b), including the ability to call the Series A Preferred for redemption during the 180 day period following a Board Switch Date notwithstanding the rescission of an automatic redemption by the directors who are not Series A Directors pursuant to this clause (f) during that period.

   (g) Payment in Cash. All redemption payments shall be made in cash; provided, however, that if shares of Series A Preferred are called for redemption pursuant to paragraph 5(c) and the Corporation does not reasonably believe that it can obtain the cash necessary to make the redemption payment by the redemption date, the Corporation within 30 days after the date of the redemption notice may provide the holders of Series A Preferred a proposal to pay the redemption price in other than cash, including real property, fully-collateralized senior promissory notes or other assets. Such proposal shall contain a valuation of any assets proposed to be transferred or to be used as collateral to secure the Corporation's obligations. The holders of a majority of the outstanding shares of Series A Preferred called for redemption shall have the right in their absolute discretion, for any reason or no reason, for a period of 30 days to accept or reject such proposed alternative redemption payment following submittal by the Corporation. If holders of a majority of the outstanding shares of Series A Preferred fail to respond within such 30 day period, they shall be deemed to have rejected such proposal.

   (h) Payment Prohibited By Law. If the Corporation fails to make a redemption payment because such payment is prohibited by Section 2-311 of the Maryland General Corporation Law or similar statute, then on the redemption date the Corporation shall provide to the holders of Series A Preferred, whose shares are subject to redemption, payment of the maximum amount that may then be legally paid, on a pro rata basis, together with a certificate of the chief executive or chief financial officer of the Corporation setting forth the computation made under the applicable statutory provision to determine what amount could be legally paid. Thereafter, until the shares subject to redemption have been fully redeemed, within fifteen days after the end of each month, the Corporation shall provide the holders of Series A Preferred whose shares are subject to redemption, a similar certificate showing the computation of the maximum legally permitted redemption payment that may be made as of the end of such month, together with the maximum permitted payment, if any, on a pro rata basis. All shares of Series A Preferred for which the redemption payment has not been made on the redemption date shall be considered to be outstanding for all purposes. Nothing in this paragraph (h) is intended to limit the other rights of the Series A Preferred relating to the failure of the Company to make a redemption payment.

   6.  Protective Provisions.

   (a) For so long as the shares of Common Stock issuable upon conversion of the outstanding shares of Series A Preferred represent at least 15% of the total of (a) the shares of Common Stock outstanding, plus (b) the shares, of Common Stock issuable upon conversion of the outstanding Series A Preferred, then the Corporation shall not voluntarily file or assent to or in any other way participate in the filing of an involuntary petition in bankruptcy or seek similar protection from creditors under federal or state bankruptcy or insolvency laws without first obtaining the approval of holders of a majority of the outstanding shares of Series A Preferred.

   (b) For so long as (I) either the original purchaser of the Series A Preferred still holds shares of Series A Preferred or at least one holder holds more than 50% of the outstanding shares of Series A Preferred and (II) the shares of Common Stock issuable upon conversion of all outstanding shares of Series A Preferred represent at least 15% of the total of (A) the shares of Common Stock outstanding, plus (B) the shares of Common Stock issuable upon conversion of the outstanding Series A Preferred, then the Corporation shall not take any of the following actions without first obtaining the approval of the original purchaser or, if a holder other than the original purchaser owns more than 50% of the outstanding shares of Series A Preferred, such holder ("the Approving Person"):

   (i) The issuance of or modification of any debt in a principal amount which exceeds $10 million;

   (ii) New investments, including a purchase of real estate operating companies or real estate investment trusts, as defined in Section 856 of the Internal Revenue Code of 1986 ("REIT"), with a purchase price equal to or greater than $10 million, or any series of purchases within any 90 day period with aggregate purchase prices exceeding $25 million;

   (iii) Issuance of any equity securities other than options granted pursuant to the Director Option Plan or the Employee Option Plan or Common Stock issued upon exercise of such options (except approval will not be required upon issuance of any equity securities the proceeds of which will be used to redeem the Series A Preferred);

   (iv) Sale of any asset or assets with a sales price in excess of $10 million, or any series of sales within any 90 day period with aggregate sales prices exceeding $25 million;

   (v)       Consolidation or merger of the Corporation;

   (vi) Modification in any material respect of any employment agreement with an executive officer of the Corporation, including compensation;

   (vii) Modification of the agreement between Corporation and Westminster Holdings, Inc., a California corporation, or any other agreement between the Corporation and Peter Bedford or any Affiliate of Peter Bedford which would make such agreement less favorable to the Corporation, or entering into any new agreement, arrangement or transaction with Peter Bedford or any Affiliate of Peter Bedford; provided, however, that this clause (vii) shall not apply to the Standstill Agreement to be entered into between Peter B. Bedford and the Corporation;

   (viii) Issuance of awards of any shares or options other than those permitted in paragraph (iii) above;

   (ix) The termination of the Corporation's status as a REIT for tax purposes;

   (x) Any substantial change in the Corporation's business strategies;

   (xi) Permit Peter Bedford's ceasing to serve as substantially full-time chief executive officer of the Corporation or disposing of his shares of Common Stock so that Peter Bedford and his Affiliates and members of his immediate family, his spouse, issue, brothers, sisters, and their respective spouses and issue, and trusts for the benefit of such persons own beneficially less than 1,198,278 shares of Common Stock (as adjusted for stock splits or similar transactions; and

   (xii) any amendment to the resolution of the Board of Directors exempting from the terms of Section 3-602 of the Maryland General Corporation Law and the Charter any transaction between AEW Partners, L.P. (or any Affiliate of AEW Partners, L.P.) and the Corporation and any transaction contemplated by or resulting from the exercise of any redemption right of the Series A Preferred which may constitute a business combination.

With respect to each of the above transactions, the Approving Person shall be provided with the information regarding the proposed transaction ten business days (any day, Monday through Friday, in which the New York Stock Exchange is open for regular trading) prior to the scheduled approval date. If the Approving Person shall not deliver a written notice objecting to the particular transaction before the end of such ten business day period, the Approving Person shall be deemed to have consented to such transaction.

   (c) In the event that any holder of Series A Preferred takes any legal action to enforce any of its rights under this Section 5 of
Article V of the Corporation's Charter, the non-prevailing party shall be required to pay the costs and expenses of the prevailing party incurred in connection with such action, including attorney and witness fees.

   SECOND: The charter of the Corporation is further amended by replacing Article VII in its entirety with the following:


                            ARTICLE VII

          RESTRICTION ON TRANSFER AND OWNERSHIP OF SHARES

   Section 7.1.  Definitions. For the purpose of this Article
VII, the following terms shall have the following meanings:

   Aggregate Stock Ownership Limit. The term "Aggregate
Stock Ownership Limit" shall mean not more than five percent in value of the aggregate of the outstanding shares of Capital Stock. The value of the outstanding shares of Capital Stock shall be determined by the Board of Directors of the Corporation in good faith, which determination shall be conclusive for all purposes hereof.

   Beneficial Ownership. The term "Beneficial Ownership" shall mean ownership of Capital Stock by a Person, whether the interest in the shares of Capital Stock is held directly or indirectly (including by a nominee), and shall include interests that would be treated as owned through the application of Section 544 of the Code, as modified by
Section 856(h)(1)(B) of the Code. The terms "Beneficial Owner," "Beneficially Owns" and "Beneficially Owned" shall have the correlative meanings.

   Business Day. The term "Business Day" shall mean any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which banking institutions in New York City are authorized or required by law, regulation or executive order to close.

   Capital Stock. The term "Capital Stock" shall mean all classes or series of stock of the Corporation, including, without limitation, Common Stock, Preferred Stock and Series A Preferred Stock.

   Charitable Beneficiary. The term "Charitable Beneficiary" shall mean one or more beneficiaries of the Trust as determined pursuant to
Section 7.3.6, provided that each such organization must be described in Section 501(c)(3) of the Code and contributions to each such organization must be eligible for deduction under each of Sections 170(b)(1)(A), 2055 and 2522 of the Code.

   Charter. The term "Charter" shall mean the charter of the Corporation, as that term is defined in the MGCL.

   Code. The term "Code" shall mean the Internal Revenue
Code of 1986, as amended from time to time.

   Common Stock Ownership Limit. The term "Common Stock Ownership Limit" shall mean not more than five percent (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of Common Stock of the Corporation. The number and value of outstanding shares of Common Stock of the Corporation shall be determined by the Board of Directors of the Corporation in good faith, which determination shall be conclusive for all purposes hereof.

   Constructive Ownership. The term "Constructive Ownership" shall mean ownership of Capital Stock by a Person, whether the interest in the shares of Capital Stock is held directly or indirectly (including by a nominee), and shall include interests that would be treated as owned through the application of section 318(a) of the Code, as modified by Section 856(d)(5) of the Code. The terms "Constructive Owner," "Constructively Owns" and "Constructively Owned" shall have the correlative meanings.

   Excepted Holder. The term "Excepted Holder" shall mean a stockholder of the Corporation for whom an Excepted Holder Limit is created by these Articles or by the Board of Directors pursuant to
Section 7.2.7.

   Excepted Holder Limit. The term "Excepted Holder Limit" shall mean, provided that the affected Excepted Holder agrees to comply with the requirements established by the Board of Directors pursuant to
Section 7.2.7, and subject to adjustment pursuant to Section 7.2.8:
(a) for Peter B. Bedford, fifteen percent of the lesser of the number or value of the outstanding shares of Common Stock, (b) for AEW Partners, L.P. a Delaware limited partnership ("AEW") together with a partnership or limited liability company that is 100% owned directly or indirectly by AEW, (i) fifty-eight percent of the lesser of the number or value of the outstanding shares of Common Stock and (ii) one hundred percent of the outstanding shares of Series A Preferred Stock and (c) for other, subsequently designated Excepted Holders, as to any class or series of the outstanding Capital Stock, the percentage limit established by the Board of Directors pursuant to Section 7.2.7. For these purposes, the outstanding Common Stock shall include the shares of Common Stock into which outstanding shares of Series A Preferred Stock are convertible, and if shares of the Series A Preferred Stock are redeemed by the Corporation, (a) the percentage limit applicable to Peter B. Bedford shall be automatically increased so as to permit his continued ownership after the redemption of that number of shares Common Stock that he was permitted to own under the applicable Excepted Holder Limit immediately before the redemption, and (b) notwithstanding Section 7.2.7(d), the percentage limit with respect to shares of Common Stock applicable to AEW shall be automatically decreased by the same amount as the increase in (a).

   Initial Date. The term "Initial Date" shall mean the date upon which the Articles of Amendment containing this Article VII are filed with the State Department of Assessments and Taxation of Maryland.

   Market Price. The term "Market Price" on any date shall mean, with respect to any class or series of outstanding shares of Capital Stock, the "Closing Price" for such Capital Stock on such date. The "Closing Price" on any date shall mean the last sale price for such Capital Stock, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, for such Capital Stock, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the NYSE or, if such Capital Stock is not listed or admitted to trading on the NYSE, as reported on the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which such Capital Stock is listed or admitted to trading or, if such Capital Stock is not listed or admitted to trading on any national securities exchange, the last quoted price, or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or, if such system is no longer in use, the principal other automated quotation system that may then be in use or, if such Capital Stock is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in such Capital Stock selected by the Board of Directors of the Corporation or, in the event that no trading price is available for such Capital Stock, the fair market value of the Capital Stock, as determined in good faith by the Board of Directors of the Corporation.

   MGCL. The term "MGCL" shall mean the Maryland General Corporation Law, as amended from time to time.

   NYSE. The term "NYSE" shall mean the New York Stock Exchange.

   Person. The term "Person" shall mean an individual, corporation, partnership, estate, trust (including a trust qualified under Sections 401(a) or 501(c)(17) of the Code), a portion of a trust permanently set aside for or to be used exclusively for the purposes described in
Section 642(c) of the Code, association, private foundation within the meaning of Section 509(a) of the Code, joint stock company or other entity and also includes a group as that term is used for purposes of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and a group to which an Excepted Holder Limit applies.

   Prohibited Owner. The term "Prohibited Owner" shall mean, with respect to any purported Transfer, any Person who, but .for the provisions of Section 7.2.1, would Beneficially Own or Constructively Own shares of Capital Stock, and if appropriate in the context, shall also mean any Person who would have been the record owner of the shares that the Prohibited Owner would have so owned.

   REIT. The term "REIT" shall mean a real estate investment trust within the meaning of Section 856 of the Code.

   Restriction Termination Date. The term "Restriction Termination Date" shall mean the first day after the Initial Date on which the Corporation determines pursuant to Article VI, Section 9 of the Charter that it is no longer in the best interests of the Corporation to attempt to, or continue to, qualify as a REIT or that compliance with the restrictions and limitations on Beneficial Ownership, Constructive Ownership and Transfers of shares of Capital Stock set forth herein is no longer required in order for the Corporation to qualify as a REIT.

   Transfer. The term "Transfer" shall mean any issuance, sale, transfer, gift, assignment, devise or other disposition, as well as any other event that causes any Person to acquire Beneficial Ownership or Constructive Ownership, or any agreement to take any such actions or cause any such events, of Capital Stock or the right to vote or receive dividends on Capital Stock, including (a) the granting or exercise of any option (or any disposition of any option), (b) any disposition of any securities or rights convertible into or exchangeable for Capital Stock or any interest in Capital Stock or any exercise of any such conversion or exchange right and (c) Transfers of interests in other entities that result in changes in Beneficial or Constructive Ownership of Capital Stock; in each case, whether voluntary or involuntary, whether owned of record, Constructively Owned or Beneficially Owned and whether by operation of law or otherwise. The terms "Transferring" and "Transferred" shall have the correlative meanings.

   Trust. The term "Trust" shall mean any trust provided for in
Section 7.3.1.

   Trustee. The term "Trustee" shall mean the Person unaffiliated with the Corporation and a Prohibited Owner, that is appointed by the Corporation to serve as trustee of the Trust.

   Section 7.2 Capital Stock.

   Section 7.2.1 Ownership Limitations. During the period commencing on the Initial Date and prior to the Restriction
Termination Date:

   (a)  Basic Restrictions.

   (i) (1) No Person, other than an Excepted Holder, shall Beneficially Own or Constructively Own shares of Capital Stock in excess of the Aggregate Stock Ownership Limit, (2) no Person, other than an Excepted Holder, shall Beneficially Own or Constructively Own shares of Common Stock in excess of the Common Stock Ownership Limit and (3) no Excepted Holder shall Beneficially Own or Constructively Own shares of Capital Stock in excess of the Excepted Holder Limit for such Excepted Holder.

   (ii) No Person shall Beneficially or Constructively Own shares of Capital Stock to the extent that such Beneficial or Constructive Ownership of Capital Stock would result in the Corporation being "closely held" within the meaning of Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise failing to qualify as a REIT (including, but not limited to, Beneficial or Constructive Ownership that would result in the Corporation owning (actually or Constructively) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by the Corporation from such tenant would cause the Corporation to fail to satisfy any of the gross income requirements of Section 856(c) of the Code).

   (iii) Notwithstanding any other provisions contained herein, any Transfer of shares of Capital Stock (whether or not such Transfer is the result of a transaction entered into through the facilities of the NYSE or any other national securities exchange or automated inter dealer quotation system) that, if effective, would result in the Capital Stock being beneficially owned by less than 100 Persons (determined under the principles of Section 856(a)(5) of the Code) shall be void ab initio, and the intended transferee shall acquire no rights in such shares of Capital Stock.

   (b) Transfer in Trust. If any Transfer of shares of Capital Stock (whether or not such Transfer is the result of a transaction entered into through the facilities of the NYSE or any other national securities exchange or automated inter-dealer quotation system) occurs which, if effective, would result in any Person Beneficially Owning or Constructively Owning shares of Capital Stock in violation of Section 7.2.1(a)(i) or (ii),

   (i) then that number of shares of the Capital Stock the Beneficial or Constructive Ownership of which otherwise would cause such Person to violate Section 7.2.1(a)(i) or (ii)(rounded to the nearest whole shares) shall be automatically transferred to a Trust for the benefit of a Charitable Beneficiary, as described in Section 7.3, effective as of the close of business on the Business Day prior to the date of such Transfer, and such Person shall acquire no rights in such shares; or

   (ii) if the transfer to the Trust described in clause (i) of this sentence would not be effective for any reason to prevent the violation of Section 7.2.1(a)(i) or (ii), then the Transfer of that number of shares of Capital Stock that otherwise would cause any Person to violate Section 7.2.1(a)(i) or (ii) shall be void ab initio, and the intended transferee shall acquire no rights in such shares of Capital Stock.

   Section 7.2.2 Remedies for Breach. If the Board of Directors of the Corporation or any duly authorized committee thereof shall at any time determine in good faith that a Transfer or other event has taken place that results in a violation of Section 7.2.1 or that a Person intends to acquire or has attempted to acquire Beneficial or Constructive Ownership of any shares of Capital Stock in violation of
Section 7.2.1 (whether or not such violation is intended), the Board of Directors or a committee thereof shall take such action as it deems advisable to refuse to give effect to or to prevent such Transfer or other event, including, without limitation, causing the Corporation to redeem shares, refusing to give effect to such Transfer on the books of the Corporation or instituting proceedings to enjoin such Transfer or other event; provided, however, that any Transfers or attempted Transfers or other events in violation of Section 7.2.1 shall automatically result in the transfer to the Trust described above, and, where applicable, such Transfer (or other event) shall be void ab initio as provided above irrespective of any action (or non-action) by the Board of Directors or a committee thereof.

   Section 7.2.3 notice of Restricted Transfer. Any Person who acquires or attempts or intends to acquire Beneficial Ownership or Constructive Ownership of shares of Capital Stock that will or may violate Section 7.2.1(a), or any Person who would have owned shares of Capital Stock that resulted in a transfer to the Trust pursuant to the provisions of Section 7.2.l(b) shall immediately give written notice to the Corporation of such event, or in the case of such a proposed or attempted transaction, give at least 15 days prior written notice, and shall provide to the Corporation such other information as the Corporation may request in order to determine the effect, if any, of such Transfer on the Corporation's status as a REIT.

   Section 7.2.4 Owners Required To Provide Information. From the Initial Date and prior to the Restriction Termination Date:

   (a) every owner of more than five percent (or such lower percentage as required by the Code or the Treasury Regulations promulgated thereunder) of the outstanding shares of Capital Stock, within 30 days after the end of each taxable year, shall give written notice to the Corporation stating the name and address of such owner, the number of shares of Capital Stock and other shares of the Capital Stock Beneficially Owned and a description of the manner in which such shares are held. Each such owner shall provide to the Corporation such additional information as the Corporation may request in order to determine the effect, if any, of such Beneficial Ownership on the Corporation's status as a REIT and to ensure compliance with the Capital Stock Ownership Limit.

   (b) each Person who is a Beneficial or Constructive Owner of Capital Stock and each Person (including the stockholder of record) who is holding Capital Stock for a Beneficial or Constructive Owner shall provide to the Corporation such information as the Corporation may request, in good faith, in order to determine the Corporation's status as a REIT and to comply with requirements of any taxing authority or governmental authority or to determine such compliance.

   Section 7.2.5 Remedies Not Limited. Subject to Article VI,
Section 9 of the Charter, nothing contained in this Section 7.2 shall limit the authority of the Board of Directors of the Corporation to take such other action as it deems necessary or advisable to protect the Corporation and the interests of its stockholders in preserving the Corporation's status as a REIT.

   Section 7.2.6 Ambiguity. In the case of an ambiguity in the application of any of the provisions of this Section 7.2, Section 7.3, or any definition contained in Section 7.1, the Board of Directors of the Corporation shall have the power to determine the application of the provisions of this Section 7.2 or Section 7.3 with respect to any situation based on the facts known to it. In the event Section 7.2 or
7.3 requires an action by the Board of Directors and the Charter fails to provide specific guidance with respect to such action, the Board of Directors shall have the power to determine the action to be taken so long as such action is not contrary to the provisions of Sections 7.1,
7.2 or 7.3.

   Section 7.2.7  Exceptions.

   (a) Subject to Section 7.2.1(a)(ii), the Board of Directors of the Corporation, in its sole discretion, may exempt a Person from the Aggregate Stock Ownership Limit and the Common Stock Ownership Limit, as the case may be, and may establish or increase an Excepted Holder Limit for such Person if:

   (i) the Board of Directors obtains such representations and undertakings from such Person as are reasonably necessary to ascertain (to the extent practicable and prudent) that no individual's
Beneficial or Constructive Ownership of such shares of Capital Stock will violate Section 7.2.1(a)(ii);

   (ii) the Board of Directors obtains such representations and undertakings from such Person as are reasonably necessary to ascertain (to the extent practicable and prudent) that such Person does not and represents that it will not own, actually or Constructively, an interest in a tenant of the Corporation (or a tenant of any entity owned or controlled by the Corporation) that would cause the Corporation to own, actually or Constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in such tenant and the Board of Directors obtains such representations and undertakings from such Person as are reasonably necessary to ascertain this fact (for this purpose, a tenant from whom the Corporation (or an entity owned or controlled by the Corporation) derives (and is expected to continue to derive) a sufficiently small amount of revenue such that, in the opinion of the Board of Directors of the Corporation, rent from such tenant would not adversely affect the Corporation's ability to qualify as a REIT, shall not be treated as a tenant of the Corporation); and

   (iii) such Person agrees that any violation or attempted violation of such representations or undertakings (or other action which is contrary to the restrictions contained in Sections 7.2.1 through 7.2.6) will result in such shares of Capital Stock being automatically transferred to a Trust in accordance with Sections 7.2.1(b) and 7.3.

   (b) Prior to granting any exception pursuant to Section 7.2.7(a), the Board of Directors of the Corporation may require a ruling from the Internal Revenue Service, or an opinion of counsel, in either case in form and substance satisfactory to the Board of Directors in its sole discretion, as it may deem necessary or advisable in order to determine or ensure the Corporation's status as a REIT. Notwithstanding the receipt of any ruling or opinion, the Board of Directors may impose such conditions or restrictions as it deems appropriate in connection with granting such exception.

   (c) Subject to Section 7.2.1(a)(ii), an underwriter which participates in a public offering or a private placement of Capital Stock (or securities convertible into or exchangeable for Capital Stock) may Beneficially Own or Constructively Own shares of Capital Stock (or securities convertible into or exchangeable for Capital Stock) in excess of the Aggregate Stock Ownership Limit, the Common Stock Ownership Limit, or both such limits, but only to the extent necessary to facilitate such public offering or private placement.

   (d) The Board of Directors may only reduce the Excepted Holder limit for an Excepted Holder: (1) with the written consent of such Excepted Holder at any time, or (2) pursuant to the terms and conditions of the agreements and undertakings entered into with such Excepted Holder in connection with the establishment of the Excepted Holder Limit for that Excepted Holder. No Excepted Holder Limit shall be reduced to a percentage that is less than the Common Stock Ownership Limit.

   Section 7.2.8. Increase in Aggregate Stock Ownership and Common Stock Ownership Limits. The Board of Directors may from time to time increase the Common Stock Ownership Limit and the Aggregate Stock
Ownership Limit.

   Section 7.2.9  Legend.  Each certificate for shares of Capital
Stock shall bear the following legend:

   The shares represented by this certificate are subject to restrictions on Beneficial and Constructive Ownership and Transfer for the purpose of the Corporation's maintenance of its status as a Real Estate Investment Trust under the Internal Revenue Code of 1986, as amended (the "Code"), Subject to certain further restrictions and except as expressly provided in the Corporation's Charter, (i) no Person may Beneficially or Constructively Own shares of the Corporation's Common Stock in excess of five percent (in value or number of shares) of the outstanding shares of Common Stock of the Corporation unless such Person is an Excepted Holder (in which case the Excepted Holder Limit shall be applicable); (ii) no Person may Beneficially or Constructively Own Shares of Capital Stock of the Corporation in excess of five percent of the value of the total outstanding shares Capital Stock of the Corporation, unless such Person is an Excepted Holder (in which case the Excepted Holder Limit shall be applicable); (iii) no Person may Beneficially or Constructively Own Capital Stock that would result in the Corporation being "closely held" under Section 856(h) of the Code or otherwise cause the Corporation to fail to qualify as a REIT; and (iv) no Person may Transfer shares of Capital Stock if such Transfer would result in the Capital Stock of the Corporation being owned by fewer than 100 Persons. Any Person who Beneficially or Constructively Owns or attempts to Beneficially or Constructively Own shares of Capital Stock which causes or will cause a Person to Beneficially or Constructively Own shares of Capital Stock in excess or in violation of the above limitations must immediately notify the Corporation. If any of the restrictions on transfer or ownership are violated, the shares of Capital Stock represented hereby will be automatically transferred to a Trustee of a Trust for the benefit of one or more Charitable Beneficiaries. In addition, upon the occurrence of certain events, attempted Transfers in violation of the restrictions described above may be void ab initio. All capitalized terms in this legend have the meanings defined in the charter of the Corporation, as the same may be amended from time to time, a copy of which, including the restrictions on transfer and ownership, will be furnished to each holder of Capital Stock of the Corporation on request and without charge.

   Section 7.3  Transfer of Capital Stock in Trust.

   Section 7.3.1 Ownership in Trust. Upon any purported Transfer or other event described in Section 7.2.1(b) that would result in a transfer of shares of Capital Stock to a Trust, such shares of Capital Stock shall be deemed to have been transferred to the Trustee as trustee of a Trust for the exclusive benefit of one or more Charitable Beneficiaries. Such transfer to the Trustee shall be deemed to be effective as of the close of business on the Business Day prior to the purported Transfer or other event that results in the transfer to the Trust pursuant to Section 7.2.1(b). The Trustee shall be appointed by the Corporation and shall be a Person unaffiliated with the Corporation and any Prohibited Owner. Each Charitable Beneficiary shall be designated by the Corporation as provided in Section 7.3.6.

   Section 7.3.2 Status of Shares Held by the Trustee. Shares of Capital Stock held by the Trustee shall be issued and outstanding shares of Capital Stock of the Company. The Prohibited Owner shall have no rights in the shares held by the Trustee. The Prohibited Owner shall not benefit economically from ownership of any shares held in trust by the Trustee, shall have no rights to dividends and shall not possess any rights to vote or other rights attributable to the shares held in the Trust.

   Section 7.3.3 Dividend and Voting Rights. The Trustee shall have all voting rights and rights to dividends or other distributions with respect to shares of Capital Stock held in the Trust, which rights shall be exercised for the exclusive benefit of the Charitable Beneficiary. Any dividend or other distribution paid prior to the discovery by the Corporation that the shares of Capital Stock have been transferred to the Trustee shall be paid with respect to such shares of Capital Stock to the Trustee upon demand and any dividend or other distribution authorized but unpaid shall be paid when due to the Trustee. Any dividends or distributions so paid over to the Trustee shall be held in trust for the Charitable Beneficiary. The Prohibited Owner shall have no voting rights with respect to shares held in the Trust and, subject to Maryland law, effective as of the date that the shares of Capital Stock have been transferred to the Trustee, the Trustee shall have the authority (at the Trustee's sole discretion)
(i) to rescind as void any vote cast by a Prohibited Owner prior to the discovery by the Corporation that the shares of Capital Stock have been transferred to the Trustee and (ii) to recast such vote in accordance with the desires of the Trustee acting for the benefit of the Charitable Beneficiary. Notwithstanding the provisions of this
Article VII, until the Corporation has received notification that shares of Capital Stock have been transferred into a Trust, the corporation shall be entitled to rely on its share transfer and other stockholder records for purposes of preparing lists of stockholders entitled to vote at meetings, determining the validity and authority of proxies and otherwise conducting votes of stockholders.

   Section 7.3.4 Sale of Shares by Trustee. Within 20 days of receiving notice from the Corporation that shares of Capital Stock have been transferred to the Trust, the Trustee of the Trust shall sell the shares held in the Trust to a person, designated by the Trustee, whose ownership of the shares will not violate the ownership limitations set forth in Section 7.2.1(a). Upon such sale, the interest of the Charitable beneficiary in the shares sold shall terminate and the Trustee shall distribute the net proceeds of the sale to the Prohibited Owner and to the Charitable Beneficiary as provided in this Section 7.3.4. The Prohibited Owner shall receive the lesser of (1) the price paid by the Prohibited Owner for the shares or, if the Prohibited Owner did not give value for the shares in connection with the event causing the shares to be held in the Trust (e.g., in the case of a gift, devise or other such transaction), the Market Price of the shares on the day of the event causing the shares to be held in the Trust and (2) the price per share received by the Trustee from the sale or other disposition of the shares held in the Trust. Any net sales proceeds in excess of the amount payable to the Prohibited Owner shall be immediately paid to the Charitable Beneficiary. If, prior to the discovery by the Corporation that shares of Capital Stock have been transferred to the Trustee, such shares are sold by a Prohibited Owner, then (i) such shares shall be deemed to have been sold on behalf of the Trust and (ii) to the extent that the Prohibited Owner received an amount for such shares that exceeds the amount that such Prohibited Owner was entitled to receive pursuant to this Section 7.3.4, such excess shall be paid to the Trustee upon demand.

   Section 7.3.5  Purchase Right in Stock Transferred to the
Trustee. Shares of Capital Stock transferred to the Trustee shall be deemed to have been offered for sale to the Corporation, or its designee, at a price per share equal to the lesser of (i) the price per share in the transaction that resulted in such transfer to the Trust (or, in the case of a devise or gift, the Market Price at the time of such devise or gift) and (ii) the Market Price on the date the Corporation, or its designee, accepts such offer. The Corporation shall have the right to accept such offer until the Trustee has sold the shares held in the Trust pursuant to Section 7.3.4. Upon such a sale to the Corporation, the interest of the Charitable Beneficiary in the shares sold shall terminate and the Trustee shall distribute the net proceeds of the sale to the Prohibited Owner.

   Section 7.3.6 Designation of Charitable Beneficiaries. By written notice to the Trustee, the Corporation shall designate one or more nonprofit organizations to be the Charitable Beneficiary of the interest in the Trust such that (i) the shares of Capital Stock held in the Trust would not violate the restrictions set forth in Section 7.2.1(a) in the hands of such Charitable Beneficiary and (ii) each such organization must be described in Section 501(c)(3) of the code and contributions to each such organization must be eligible for deduction under each of Sections 170(b)(1)(A), 2055 and 2522 of the Code.
   THIRD: The charter of the Corporation is further amended by replacing Article VIII, Section 3, Paragraph (c) in its entirety with the following:

   (c) A person shall be a "beneficial owner" or shall "beneficially own" stock of the Corporation:

   (i) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; or

   (ii) which such person or any of its Affiliates or Associates has
(a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

   (iii) which is beneficially owned. directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

   FOURTH: The charter of the Corporation is further amended by replacing Article VIII, Section 3, Paragraph (e) in its entirety with the following:

   (e) "Affiliate" or "Associates" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on April 5, 1993.

   FIFTH: The amendments to the charter of the Corporation as hereinabove set forth have been duly advised by the Board of Directors and approved by the stockholders of the Corporation as required by law and by the Charter of the Corporation.

   SIXTH: The total number of shares of stock which the Corporation had authority to issue immediately prior to this amendment was 40,000,000, of which 30,000,000 were shares of Common Stock, $.01 par value per share, and 10,000,000 were Preferred Stock, $.01 par value per share. The aggregate par value of all authorized shares of stock having a par value was $400,000.00.

   SEVENTH: The total number of shares of which stock the Corporation has authority to issue, pursuant stock to the charter of the Corporation as hereby amended, is 50,000,000, of which 30,000,000 are shares of Common Stock, $.01 par value per share, 10,000,000 are shares of Preferred Stock, $.01 par value per share, and 10,000,000 are shares of Series A Convertible Preferred Stock. The aggregate par value of all authorized shares of stock having a par value is $500,000.00.

   EIGHTH: The undersigned President acknowledges these Articles of Amendment to be the corporate act of the Corporation and as to all matters or facts required to be verified under oath, the undersigned President acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties for perjury.

IN WITNESS WHEREOF, the Corporation has caused these presents to be signed in its name and on its behalf by its President and attested to
by its Secretary on this         day of         , 1995.

ATTEST:                     BEDFORD PROPERTY INVESTORS, INC.


Secretary                            By:
        President (Seal)

EXHIBIT 3.2B

                        ARTICLES OF AMEND            MENT OF

                                                     CHARTER OF

                  BEDFORD PROPERTY INVESTORS, INC.



   THIS IS TO CERTIFY THAT:

   FIRST: The charter of Bedford Property Investors, Inc., a
Maryland corporation (the "Corporation"), is hereby amended by deleting existing Article VIII in its entirety.

   SECOND: The charter of the Corporation is further amended by deleting the remainder of the penultimate sentence of Article IX following the phrase "entitled to be cast on the matters.

   THIRD: The amendment to the charter of the Corporation as set forth above has been duly advised by the board of directors and approved by the stockholders of the Corporation as required by law.

   FOURTH: The undersigned President acknowledges these Articles of Amendment to be the corporate act of the Corporation and as to all matters or facts required to be verified under oath, the undersigned President acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties for perjury.

   IN WITNESS WHEREOF, the Corporation has caused these Articles to be signed in its name and on its behalf by its President and attested
to by its Secretary on this       day of , 1995.


ATTEST:                              BEDFORD PROPERTY INVESTORS,
INC.


Secretary                                  By:
        President (seal)

                      Exhibit  3.12 - Property


Property                                            Sq. Ft./Acres

CONTRA COSTA  DIABLO #3                             21,840 Sq. Ft.
4040 Pike Lane
Concord, California  94520

CONTRA COSTA  DIABLO #8                             31,800 Sq. Ft.
4095 Pike Lane
Concord, California  94520

MASON  INDUSTRIAL PARK                              28,836 Sq. Ft.
BUILDING  #18
140 Mason Circle
Concord, California  94520

CODY STREET, BUILDING #6                            37,856 Sq. Ft.
9242 - 9251 Bond Street
Overland Park,  Kansas  66214

99th STREET, BUILDING #3                            50,000 Sq. Ft.
15731 - 15745, West 100 Terrace
Lenexa Kansas  66215

IBM BUILDING                                        87,514 Sq. Ft.
6360 I-55 North
Jackson,  Mississippi  39226

WOODLANDS II                                       114,000 Sq. Ft.
4021 - 4041 South, 700 East
Salt Lake City,  Utah  84107

WOODLANDS LAND                                    Approx. 3.6 Acres

MARINER COURT                                      105,673 Sq. Ft.
3625 Del Amo Boulevard
Torrance, California  90503



1000 TOWN CENTER                                   109,611 Sq. Ft.
1000 Town Center Drive
Oxnard, California  93030

DUPONT INDUSTRIAL CENTER                           451,192 Sq. Ft.
1595 Dupont Avenue
Ontario, California  91761

VILLAGE GREEN                                       16,895 Sq. Ft.
250-260-270 Lafayette Circle
Lafayette, California  94549

MILPITAS TOWN CENTER                               102,620 Sq. Ft.
542-568 Gibraltar Drive
Milpitas, California 95035

MILPITAS LAND                                    Approx. 3.1 Acres

                            Exhibit 6.4

CONTACT:                                      FOR IMMEDIATE RELEASE:

Peter B. Bedford
Chairman of the Board and Chief Executive Officer       May __, 1995

Jay Spangenberg
Chief Financial Officer

Telephone: (510) 283-8910

                BEDFORD PROPERTY INVESTORS ANNOUNCES
               $50 MILLION PLANNED PRIVATE PLACEMENT

LAFAYETTE, CA -- May __, 1995, Bedford Property Investors, Inc. (NYSE:BED) announced that it has entered into a stock purchase agreement with an investment fund managed by Aldrich Eastman Waltch ("AEW") to sell $50 million of the Company's series A cumulative convertible preferred stock.

The preferred shares pay quarterly dividends equal to a 9% yield per annum. The preferred shares will be convertible after two years by AEW into common share at a conversation price of $6.00 per common share. From and after the fifth anniversary of the closing, the Company may redeem the series A shares for cash at a redemption premium of 5%, with the premium declining by 1% each year thereafter for five years. In addition, holders of the preferred shares have the right to cause the Company to redeem their shares at par, upon the occurrence of certain events.

The Company intends to use the proceeds from the offering to retire floating-rate debt outstanding on the Company's line of credit with Bank of America, for working capital and for general corporate purposes, including acquisitions of suburban office and industrial properties in the western United States. Concurrently with the sale of the preferred shares, the Company's line of credit with Bank of America will be increased from $23 million to $60 million.

The closing of the proposed stock sale is subject to completion of due diligence by AEW, regulatory clearance of proxy materials, approval by the shareholders of the Company, and other customary conditions.

"This transaction will more than double our equity capitalization," said Peter B. Bedford, Chairman and Chief Executive Officer. "After paying off the outstanding balance on our line of credit, the Company will have approximately $80 million dollars available to invest in the western United States. We have been working hard for many months on this private placement. Now we are focusing on the many acquisition opportunities in the west."

Bedford Property Investors, Inc. is a self-administered equity investment trust with investments in industrial and suburban office buildings concentrated in the western United States. It is traded on the New York and Pacific Stock Exchanges under its symbol "BED".
Aldrich Eastman Waltch is a Boston-based investment advisor.

                         EXHIBIT 9.2(b)(ii)
                         Form of Opinion of
                 Greene, Radovsky, Maloney & Share

                           _______ , 1995

AEW Partners, L. P.
c/o Aldrich Eastman Waltch
225 Franklin Street
Boston, MA  02110
Attn:  J. Grant Monahan, Jr.

Re:     Bedford Property Investors, Inc.

Ladies and Gentlemen:

   We have acted as counsel to Bedford Property Investors, Inc., a Maryland corporation (the "Company"), in connection with that certain Series A Preferred Stock Purchase Agreement dated April __, 1995 (the "Agreement"), between the Company and AEW Partners, L.P. We are furnishing this opinion pursuant to Section 9.2(b)(ii) of the Agreement. Capitalized terms used in this opinion are defined in the Agreement, unless otherwise defined herein.

   In connection with this opinion, we have reviewed the Agreement executed and delivered by the Company, and the Co-Sale Agreement executed and delivered by Peter Bedford.

   We have also examined originals or copies certified to our satisfaction of such corporate records, certificates of public official, officers of the Company and others and other documents as we have deemed necessary as the basis for the opinions hereinafter expressed. When relevant facts were not independently established, we have relied on such certificates and documents. In connection with such examination, we have assumed the genuineness of all signatures and the authenticity of all documents submitted to us as originals, and the conformity with the originals of all documents submitted to us as copies. We have also assumed, without investigation, the accuracy of the representations, warranties, and covenants as to factual matters made in the Agreement, although we have no knowledge of the inaccuracy thereof. We have not examined any records of any court, administrative tribunal or other similar entity.

   Based upon and subject to the foregoing, we are of the opinion that:

   1. The Company is duly qualified to do business and is in good standing as a foreign corporation in the States of California, Kansas, Mississippi and Utah.

   2. The Agreement is a valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject, as to enforcement, to:(i) the effect of bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent reconveyance, and other similar laws now or hereinafter in effect relating to or affecting the rights of creditors generally; (ii) the application of equitable principles and the effect thereof upon the validity, binding effect, or enforceability of any of the remedies, covenants, or other provisions of the Agreement, and upon the availability of injunctive relief or other equitable remedies, including, without limitation, the effect of California and federal court decisions invoking statutes or principles of equity which have held that certain covenants and provisions of agreements are unenforceable where (A) there are burdens upon the debtor, and it cannot be demonstrated that the enforcement of such restrictions or burdens is reasonably necessary for the protection of the creditor, or
(B) the enforcement of covenants or provisions under circumstances which would violate the enforcing party's implied covenant of good faith and fair dealing; and (iii) the power of federal and state courts to refuse to enforce (or to stay the enforcement of) any provision of the Agreement that purports to waive the rights of the Company by statute, common law, or equity.

   3. No governmental consents, approvals, authorizations, registrations, declarations or filings are required for the execution and delivery of the Agreement on behalf of the Company and performance of the Agreement by the Company, including the issuance of the Shares, except (i) the filing of the Articles of Amendment in the Department of Assessment and Taxation of the State of Maryland, which filing has been accomplished, (ii) the governmental consents, approvals, authorizations, registrations, declarations and filings required to perform the provisions of Section 8 of the Agreement, and (iii) Form D pursuant to Regulation D of the Securities Exchange Act of 1934, [and any additional state law filings].

   4. Neither the execution and delivery of the Agreement on behalf of the Company nor the performance of the Agreement by the Company (i) is prohibited by or would subject the Company to a fine, penalty or similar sanction that would be materially adverse to the Company under any statute or regulation, or (ii) results in a breach or violation of, or constitutes a default under, any term of any agreement or instrument identified in Exhibit A to this opinion. [Exhibit A to contain a list, certified by officers of the Company, of each material agreement and material instrument to which the Company is a party or by which its assets are bound.]

   5.   Subject to the accuracy of AEW's representations in Section
4 of the Agreement, the offer, sale, and issuance of the Shares (and the Common Shares issuable upon conversion thereof) in conformity with the terms of the Agreement constitute transactions exempt from the registration requirements of Section 5 of the Securities Act and the registration or qualification requirements of applicable blue sky laws.

   6. The Common Shares issuable upon conversion of the Shares have been accepted for listing on the New York Stock Exchange and the Pacific Stock Exchange.

   7. The Co-Sale Agreement is a valid and binding obligation of Peter Bedford, enforceable against Peter Bedford in accordance with its terms, subject, as to enforcement, to: (i) the effect of bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent conveyance, and other similar laws now or hereinafter in effect relating to or affecting the rights of creditors generally;
(ii) the application of equitable principles and the effect thereof upon validity, binding effect, or enforceability of any of the remedies, covenants, or other provisions of the Co-Sale Agreement, and upon the availability of injunctive relief or other equitable remedies, including, without limitation, the effect of California and federal court decisions invoking statutes or principles of equity which have held that certain covenants and provisions of agreements are unenforceable where (A) there are burdens upon the debtor, and it cannot be demonstrated that the enforcement of such restrictions or burdens is reasonably necessary for the protection of the creditor, or
(B) the enforcement of covenants or provisions under circumstances which would violate the enforcing party's implied covenant of good faith and fair dealing; and (iii) the power of federal and state courts to refuse to enforce (or to stay the enforcement of) any provision of the Co-Sale Agreement that purports to waive the rights of Mr. Bedford to assert claims or defenses available to Mr. Bedford by statute, common law, or equity.

   8. To our knowledge, there is no pending or threatened action, suit or proceeding against the Company, except as set forth in the Disclosure Schedule.

   9. All Common Shares issued since ___________, 1994 have been issued and sold in compliance with state and federal securities laws.

   The foregoing opinions will be subject to customary qualifications, including the following:

   (a) Our opinion in the paragraph 1 above as to the good standing of the Company as a foreign corporation transacting business in the States of California, Kansas, Mississippi and Utah is based solely upon certificates from Secretaries of State of California, Kansas, Mississippi and Utah dated ________, __________, __________
and __________, respectively. For purposes of such opinion, we have assumed the Company's due organization and good standing under Maryland law based solely on the opinion of Ballard, Spahr, Andrews & Ingersoll set forth in a letter dated _________, 1995, to you.

   (b) Whenever a statement is qualified by "known to us," "to our knowledge," or a similar phrase, it is intended to indicate that, during the course of our representation of the Company, no information that would give us current, actual knowledge of the inaccuracy of such statement has come to the attention of those attorneys in this firm who have rendered legal services in connection with the representation of the Company. We have not, however, other than a review of our legal files, undertaking any independent investigation to determine the accuracy of such statement, and any limited inquiry undertaken by us during the preparation of this opinion letter should not be regarded as such an investigation.

   (c) We express no opinion as to compliance with the anti-fraud provisions of applicable securities laws, or as to the enforceability of the indemnification provisions of Section 8.6 of the Agreement to the extent such provisions may be subject to limitations of public policy and the effect of applicable statutes and judicial decisions.

   (d) We are members of the Bar of the State of California and, except as set forth in paragraph 5 with respect to the securities laws of other states, we express no opinion as to any matter relating to the laws of any jurisdiction other than the federal laws of the United States of America and the laws of the State of California. To the extent this opinion addresses applicable securities laws of states other than the State of California, we have not retained nor relied on the opinion of counsel admitted to the bar in such states, but rather have relied on compilations of the securities laws of such states contained in reporting services presently available to us.

Very truly yours,

GREENE, RADOVSKY, MALONEY & SHARE

                        EXHIBIT 9.2(b)(iii)

The Company (which for purposes of this opinion shall also refer to the Company's predecessor, ICM Property Investors Incorporated) was organized in conformity with the requirements for qualification as a REIT, the Company has operated in a manner so as to qualify as a REIT at all-times since its organization, and, based on its current and anticipated status and operations, and assuming completion of the transactions contemplated by the Agreement, the company will be able to meet the requirements for qualification and taxation as a REIT in the current and subsequent taxable years.

For purposes of this opinion, it is assumed that no individual who directly or indirectly owns an interest in AEW will be treated as an owner of more than 8.2% of the value of the outstanding shares of the Company. Section 856(h) of the Code shall apply for purposes of determining stock ownership in connection with this assumption.

                         EXHIBIT 9.2(B)(IV)

         [LETTERHEAD OF BALLARD SPAHR ANDREWS & INGERSOLL]
         [THIS OPINION IS SUBJECT TO AMENDMENT DEPENDING ON
             THE APPROVAL OF THE ARTICLES OF AMENDMENT
                BY THE STOCKHOLDERS OF THE COMPANY]

                                                       _______, 1995
AEW PARTNERS, L.P.
c/o Aldrich Eastman Waltch
225 Franklin Street
Boston, Massachusetts  02110
Attn:  J. Grant Mohanon, Jr.

   Re:  Bedford Property Investors, Inc.

Ladies and Gentlemen:

   We have acted as Maryland counsel to Bedford Property Investors, Inc., a Maryland corporation (the "Company"), in connection with certain matters of Maryland law arising out of the sale and issuance of _________ shares (the "Shares") of Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), by the Company pursuant to a Series A Convertible Preferred Stock Purchase Agreement, dated May ___, 1995 (the "Agreement"), by and among the Company, AEW Partners, L. P., a Delaware limited partnership ("AEW"), and, for the purposes of Section 8.2.2.2 of the Agreement, Peter B. Bedford, individually ("Bedford"). Although we have had the opportunity to review and comment on the Agreement, we did not participate in the negotiation or drafting of the Agreement.

   This opinion is being delivered to you pursuant to Section
9.2(b)(iv) of the Agreement. Unless otherwise defined herein, capitalized terms used herein shall have the meanings given to them in the Agreement.

   In connection with our representation of the Company, and as a basis for the opinions hereinafter set forth, we have examined originals, or copies certified or otherwise identified to our satisfaction, of the following documents (hereinafter collectively referred to as the "Documents"):

   1. The charter of the Company (the "Charter"), [including Articles of Amendment which (a) replace Section 1 of Article V of the Charter and add a new Section 5 to existing Article V of the Charter,
(b) replace Article VII of the Charter, (c) amend Article VIII,
Section 3, Paragraph (c) of the Charter and (d) amend Article VIII,
Section 3, Paragraph (e) of the Charter (the "First Articles of Amendment") and including Articles of Amendment which (a) delete
Article VIII of the Charter and (b) amend certain provisions of
Article IX of the Charter (the "Second Articles of Amendment"),] certified as of a recent date by the State Department of Assessments and Taxation of Maryland (the "SDAT");

   2. The Bylaws of the Company (the "Bylaws"), certified as of a recent date by its Secretary;

   3. Resolutions adopted by the Board of Directors of the Company (the "Board of Directors") relating to (a) the organization of the Company, (b) the sale and issuance of the outstanding shares of stock of the Company, (c) the execution and delivery by the Company of, and the Company's performance under, the Agreement and any additional agreements contemplated in the Agreement and (d) the sale and issuance of the Shares, certified as of a recent date by the Secretary of the Company;

   4. A certificate as of a recent date of the SDAT as to the good standing of the Company;

   5. A certificate executed by __________, Secretary of the Company, dated ___________, 1995;

   6. Specimens of the certificates representing shares of the Series A Preferred Stock and the Common Stock, $.01 par value per share, of the Company (the "Common Stock");

   7. A copy of the executed Agreement, certified as of a recent date by the Secretary of the Company;

   8. A copy of an executed Voting Agreement by and between Bedford and AEW, dated ___________, 1995 and certified as of a recent date by the Secretary of the Company;

   9. A copy of an executed Co-Sale Agreement by and between Bedford and AEW, dated ________, 1995 and certified as of a recent date by the Secretary of the Company; and

   10. Such other documents and matter as we have deemed necessary or appropriate to express the opinions set forth in this letter, subject to the assumptions, limitations and qualifications noted below.

   In expressing the opinions set forth below, we have assumed, as so far as is known to us there are no facts inconsistent with, the following:

   1. Each of the parties (other than the Company executing any of the Documents has duly and validly executed and delivered each of the Documents to which such party is a signatory, and such party's obligations set forth therein (other than the obligations of the Company and Bedford on which we opine below) are legal, valid and binding and are enforceable in accordance with all stated terms except as limited (a) by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other laws relating to or affecting the enforcement of creditors' rights or (b) by general equitable principles, whether applied in law or in equity.

   2. Each individual executing any of the Documents on behalf of a party (other than the Company) is duly authorized to do so.

   3. Each individual executing any of the Documents is legally competent to do so.

   4. All Documents submitted to us as originals are authentic. All Documents submitted to us as certified or photostatic copies conform to the original documents. All signatures on all documents are genuine. All public records reviewed or relied upon by us or on our behalf are true and complete. All statements and information contained in the Documents are true and complete as to factual matters.

   5. The Agreement and the Co-Sale Agreement, if duly executed and delivered by all parties thereto, are legal, valid and binding and are enforceable under the laws of the State of California in accordance with all stated terms (except to the extent that actions of the Company or its Board of Directors or stockholders are governed by the Maryland General Corporation Law (the "MGCL")) except as limited
(a) by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other laws relating to or affecting the enforcement of creditors' rights or (b) by general equitable principles, whether applied in law or in equity.

   6. The Company (which for purposes of this assumption shall also include the Company's predecessor, ICM Property Investors Incorporated, a Delaware corporation ("ICM")), was organized in conformity with the requirements for qualification as a real estate investment trust (a "REIT"), under the Internal Revenue Code of 1986, as amended (the "Code"). The Company has operated in a manner so as to qualify as a REIT under the Code at all times since its organization, and, based on its current and anticipated status and operations, and assuming completion of the transactions contemplated by the Agreement, the Company will be able to meet the requirements for qualification and taxation as a REIT under the Code in the current and subsequent taxable years. The Shares will not be transferred in violation of any restriction or limitation contained in the Charter.

   7. Immediately prior to the effective date of the merger of ICM into the Company, as the surviving entity (the "Merger"), all of the outstanding shares of Common Stock, $1.00 par value per share, of ICM were duly authorized, validly issued, fully paid and nonassessable under the laws of the State of Delaware. The Merger was duly authorized and approved by the Board of Directors and stockholders of ICM and by any other person required to approve the Merger. the Merger was legal, valid and binding under the laws of the State of Delaware.

   In expressing our opinion set forth below in paragraph 3 as to the delivery of the Agreement, we have solely relied upon the oral representation of Joseph S. Radovsky, Esquire of Greene, Radovsky, Maloney & Share, counsel to the Company, that the Agreement has been duly delivered on behalf of the Company.

   In expressing our opinion set forth below in paragraph 7, we have made no investigation of any court dockets or governmental records in any jurisdiction, including the State of Maryland.

   The phrase "known to us" is limited to the actual knowledge, without independent inquiry, of the lawyers at our firm who have performed legal services in connection with the issuance of this opinion. For the purposes of this opinion, the terms "Affiliate" and "Business Combination" shall have the meanings given to them in the Charter, as in effect prior to the approval of the Second Articles of Amendment by the stockholders of the Company.

   Based upon the foregoing, and subject to the assumptions, limitations and qualifications stated herein, it is our opinion that:

   1. The Company is a corporation duly incorporated and existing under the laws of the State of Maryland and is in good standing with the SDAT.

   2. The Company has all requisite corporate power to enter into and perform the Agreement, to own its properties and to carry on its business, substantially as presently owned or conducted.

   3. The execution and delivery of the Agreement and the sale and issuance of the Shares to AEW have been duly authorized by all necessary corporate action on the part of the Company, and the Agreement has been duly executed and delivered on behalf of the Company.

   4. No governmental consents, approvals, authorizations, registrations, declarations or filings of or with any Maryland court or governmental agency are required for the execution and delivery of the Agreement on behalf of the Company and performance of the Agreement by the Company, including the issuance of the Shares, except [(a) the filing for record of the First Articles of Amendment and the Second Articles of Amendment with the State Department of Assessment and Taxation of Maryland, which filing has been accomplished, and (b)] the governmental consents, approvals, authorizations, registrations, declarations and filings required to perform the provisions of Section 8 of the Agreement.

   5. Neither the execution and delivery of the Agreement on behalf of the Company nor the performance of the Agreement by the Company (a) conflicts with any provision of the Charter or Bylaws or
(b) violates any Maryland law applicable to the Company.

   6. The Voting Agreement is a valid and binding obligation of Bedford, enforceable against Bedford in accordance with its terms, except as limited (a) by bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent conveyance and other laws relating to or affecting the enforcement of creditors' rights, (b) by general equitable principles, whether applied in law or in equity, and (c) by the doctrine of commercial reasonableness or any implied covenant of good faith or fair dealing. We express no opinion as to the provision set forth in Section 1(i) of the Voting Agreement, whereby Bedford agrees in his capacity as a director of the Company to recommend to the stockholders of the Company approval of the sale of the Shares to AEW and the related transaction called for in the Agreement, and any provisions thereof relating to the enforcement of or remedies arising from Section 1(i).

   7. So far as is known to us, there is no pending or threatened action, suit or proceeding against the Company, except as set forth in the Disclosure Schedule.

   8. The authorized stock of the Company consists of 30,000,000 shares of Common Stock [10,000,000 shares of Preferred Stock, $.01 par value per share] and 10,000,000 shares of Series A Preferred Stock.
As of the date hereof, ______ shares of Common Stock are issued and outstanding. All outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and nonassessable.
So far as is known to us, there are no options, warrants, conversion privileges, preemptive rights or other rights outstanding granted by the Company to purchase or otherwise acquire any authorized but unissued shares of stock or other securities of the Company, except as set forth in the Agreement [, the First Articles of Amendment] or the Disclosure Schedule.

   9. The Shares, when issued in compliance with the Agreement, will be duly authorized, validly issued, fully paid and nonassessable. The shares of Common Stock issuable upon conversion of the Shares have been duly reserved for issuance, and, when issued in compliance with the provisions of the Charter, will be validly issued, fully paid and nonassessable.

   10. The certificate representing the Shares is in due and proper form and has been duly executed by the officers of the Company named thereon.

   11.  The restrictions in Article VII, Section 7.2.1 of the
Charter concerning the ownership and transfer of stock are valid and enforceable under Maryland law, and except as otherwise specified in the Charter, an intended transferee or purported owner of shares in excess of the ownership limitations stated in Article VII, Section
7.2.1 of the Charter will acquire no voting or dividend rights with respect to such shares, nor any right to benefit from the appreciation in the value of such shares. However, a court may not enforce the retroactive application of Article VII as to any matter submitted to an approved by the stockholders of the Company.

   12. The Shares have the rights, preferences and privileges set forth in Article V, Section 5 of the Charter.

   13. Resolutions adopted by the Board of Directors at a special meeting on May ______, 1995 and prior to the execution of the Agreement (the "Special Meeting"), have effectuated an irrevocable exemption of (a) any business combination (as defined in the MGCL) between the Company and AEW or any of its Affiliates and (b) any transaction contemplated by or resulting from the exercise of any redemption right of the Series A Preferred Stock which may constitute a business combination (as defined in the MGCL), from the provisions of Section 3-602 of the MGCL. Resolutions adopted by the Board of Directors at the Special Meeting [, prior to the adoption by the stockholders of the Company of the Second Articles of Amendment,] have effectuated an irrevocable approval, pursuant to [the former] Article VIII, Section 2(b) of the Charter, of (a) any Business Combination between the Company and AEW or any of its Affiliates and (b) any transaction contemplated by or resulting from the exercise of any redemption right of the Series A Preferred Stock which may constitute a Business Combination.

   14. To the extent that actions of the Company, its Board of Directors or the stockholders of the Company required under the Agreement are governed by the MGCL, such required actions are valid and binding obligations enforceable against the Company in accordance with their terms, except as limited (a) by bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent conveyance and other laws relating to or affecting the enforcement of creditors' rights, (b) by general principles of equity, whether applied in law or in equity, and (c) by the doctrine of commercial reasonableness or any implied covenant of good faith or fair dealing.


   15. To the extent that actions of Bedford, in his capacity as a stockholder of the Company, required under the Co-Sale Agreement are governed by the MGCL, such required actions are valid and binding obligations of Bedford, in such capacity, enforceable against Bedford in acordance with their terms, except as limited (a) by bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent conveyance and other laws relating to or affecting the enforcement of creditors' rights, (b) by general principles of equity, whether applied in law or in equity, and (c) by the doctrine of commercial reasonableness or any implied covenant of good faith or fair dealing.

   16.  Section 2-507(a) of the MGCL provides:
   Unless the charter provides for a greater or lesser number of votes per share or limits or denies voting rights, each
   outstanding share of stock, regardless of class, is entitled to vote on each matter submitted to a vote at a meeting of stockholders....

Article V, Section 5, Paragraph 3 of the Charter provides:

   Except as expressly provided in this Charter, the holders of Series A Preferred shall have no voting rights.

   (a) Directors. The holder of shares of Series A Preferred as a class shall have the right to elect two members of the Board of Directors (which right to elect such two directors shall be construed for the purposes of this Charter as the right to vote generally in the election of directors) and the holders of shares of Common Stock shall have the right to elect the remaining directors;...

   (b) Senior Securities. Authorization of any series or class of equity securities ranking senior or equal to the Series A Preferred with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of the Corporation, must be approved by the affirmative vote of holders of at least a majority of the outstanding shares of Series A Preferred, voting together as a single class.

   (c) Amendment. Any amendment to the Charter of the Corporation which would materially adversely affect the preferences or rights of the Series A Preferred must be approved by affirmative vote of the holders of at lease a majority of the outstanding shares of Series A Preferred, voting together as a single class.

   (d) Termination. The voting rights set forth at (b) and (c) above shall terminate if the Common Shares issuable upon conversion of the outstanding shares of Series A Preferred shall represent less than 15% of the total of (i) outstanding shares of Common Stock and (ii) the number of shares of Common Stock that would be outstanding upon conversion of the outstanding Series A Preferred. If the Common Shares issuable upon conversion of the outstanding Series A Preferred represent less than 15% but 7% or more of such total, the voting rights set forth at (a) above shall provide that the holders of shares of Series A Preferred Stock as a class shall only have the right to elect one member of the Board of Directors rather than two; and provided further that the voting rights set forth at (a) above shall terminate if the Common Shares issuable upon conversion of the outstanding shares of Series A Preferred Stock represent less than 7% of such total.

(Emphasis added.)  Article VIII, Section 1 of the Charter provides:

   In addition to any vote otherwise required by law or these Articles of Incorporation, a Business Combination ,as hereunder defined, shall require the affirmative vote of the holders of at lease eighty percent (80%) of the voting power of the then outstanding shares of capital stock of the Corporation entitle to vote generally in the election of directors (the "Voting Stock"), voting together as a single class.

Article IX of the Charter provides:

   ... eighty percent (80%) of the outstanding voting stock of the Corporation, voting together as a single class shall be required to amend or adopt any provisions inconsistent with Article VIII of these Articles of Incorporation...

   Based on the foregoing provisions in the Charter, we believe that so long as the Common Stock issuable upon conversion of the outstanding shares of Series A Preferred Stock represents at lease 15% of the total of (a) outstanding shares of Common Stock and (b) the number of shares of Common Stock that would be outstanding upon conversion of the outstanding Series A Preferred Stock (such total referred to hereinafter as the "Outstanding Stock"), the holders of Series A Preferred Stock are "entitled to vote generally in the election of directors." We interpret the phrase "voting generally in the election of directors" to mean the ability to vote for two or more directors of the Company. This phrase does not appear to mean the right to elect all of the members of the Board of Directors for two reasons, first, the phrase does not state, "generally in the election of the directors." (Emphasis added.) Second, if this phrase referred to the election of all of the members of the Board of Directors, the holders of the Common Stock also could not be classified as being "entitled to vote generally in the election of directors" because of the present voting rights of the holders of the Series A Preferred Stock.

   Thus, if as we believe to be the case, the holders of Series A Preferred Stock are "entitled to vote generally in the election of directors" as described in the prior paragraph, the Series A Preferred Stock is "Voting Stock" as defined in Article VIII, Section I of the Charter. Although "Voting Stock" as used in Article IX of the Charter is not defined specifically, we believe that a Maryland court should look to the definition of "Voting Stock" in Article VIII for guidance and, if so, "Voting Stock" (as defined in Article VIII) should have the right, pursuant to Article IX, to vote on provisions which are "inconsistent with Article VIII" of the Charter. We wish to interpret such "inconsistent" provisions to include an amendment to the Charter to delete Article VIII therefrom.

   There is not Maryland statute and no case known to us applying Maryland law directly on point relating to the aforementioned combination of statutory law and Charter provisions. However, for the reasons specified above, it is our opinion that if the facts described herein were properly presented and argued before a Maryland court, a Maryland court should find that so long as the Common Stock issuable upon conversion of the outstanding shares of Series A Preferred Stock represents more than 15% of the Outstanding Stock, the holders of the Series A Preferred Stock have the right to vote with the other holders of Voting Stock (as defined in the Charter) of the Company on an amendment to the Charter to delete Article VIII therefrom. We have stated our opinion on this matter to your Maryland counsel, George S. Lawler of Whiteford, Taylor & Preston, and he has stated that he does not disagree with it.

   The foregoing opinions are limited to the substantive laws of the State of Maryland and we do not express any opinion herein concerning any other law. We express no opinion as to compliance with the Securities (or "blue sky") laws or the real estate syndication laws of the State of Maryland or as to federal or state laws regarding fraudulent transfers. We note that the Agreement and the Co-Sale Agreement provide that, except to the extent that actions of the Company or its Board of Directors or stockholders are governed by the MGCL, they are to be governed by the laws of the State of California. To the extent that any matter as to which our opinions expressed herein would be governed by the laws of the State of California or any other jurisdiction (other than the State of Maryland), we do not express any opinion on such matter. The opinions expressed herein are subject to the effect of judicial decisions which may permit the introduction of parol evidence to modify the terms or the interpretation of agreements.

   As to the opinion expressed in paragraph 11 above, we note that there is no Maryland statute and no case known to us applying Maryland law directly on point. You should be aware that although this letter represents our opinion concerning the matters specifically discussed herein, an opinion of counsel is not binding on the courts or on the Internal Revenue Service ("IRS") and a court or the IRS may hold or act contrary to our opinion.

   We assume no obligation to supplement these opinions if any applicable law changes after the date hereof or if we become aware of any fact that might change any of the opinions expressed herein after the date hereof.

   This letter is being furnished to you solely for your benefit. Accordingly, it may not be relied upon by, quoted in any manner to or delivered to any other person or entity (other than the Company and Greene, Radovsky, Maloney & Share) without, in each instance, our prior written consent.

Very truly yours,

                         CO-SALE AGREEMENT

                           EXHIBIT 9.2(h)

   THIS CO-SALE AGREEMENT (the "Agreement") is made as of the day of_____, 1995, by and between AEW Partners, L.P., a Delaware limited partnership, ("AEW"), and Peter B. Bedford.

                          R E C I T A L S

   A. Bedford is the Chairman of the Board of and a substantial stockholder of Bedford Property Investors, Inc., a Maryland corporation (the "Company").

   B. AEW has executed a Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with the Company, pursuant to which AEW will acquire 8,333,334 shares of Series A Convertible Preferred Stock of the Company (the "Shares").

   C. In order to induce AEW to consummate the acquisition of the Shares and in consideration of the benefit that will accrue to Bedford as a stockholder of the Company if the Purchase Agreement is consummated, Bedford desires to execute this Agreement.

   THE PARTIES AGREE AS FOLLOWS:

1. CO-SALE RIGHTS IN SALES BY BEDFORD

1.1 Grant of Co-Sale Rights. If Bedford proposes to enter into a transaction regarding the sale of Common Stock of the Company (the shares of Common Stock subject to such sale being referred to as the "Target Stock") other than to the Company or in an open market sale in a brokers transaction or pursuant to an underwritten secondary offering, Bedford shall promptly deliver to AEW written notice of the intended sale (the "Sale Notice") and the basic terms and conditions thereof, including the identity of the proposed purchaser. AEW shall have the right, exercisable upon written notice to Bedford within ten days after receipt of the Sale Notice, to participate pro rata in such sale of the Target Stock on the same terms and conditions as those set forth in the Sale Notice. To the extent that AEW exercises such right of participation, the number of shares of Target Stock that Bedford may sell in the transaction shall be correspondingly reduced. The above right of participation by AEW shall be subject to the terms and conditions set forth in this Section 1.1.

   a. AEW shall be deemed to own the number of shares of Common
Stock that AEW beneficially owns plus the number of shares of Common Stock that are issuable upon conversion of any shares of Preferred Stock that AEW beneficially owns.

   b. AEW may sell all or any part of a number of shares of Common Stock of the Company equal to the product obtained by multiplying (i) the aggregate number of shares of Common Stock covered by the Sale Notice by (ii) a fraction, the numerator of which is the number of shares of Common Stock of the Company issued upon conversion of the Shares at the time beneficially owned by AEW and the shares of Common Stock issuable upon conversion of any Shares at the time beneficially owned by AEW and the denominator of which is the numerator plus the number of shares of Common Stock of the Company beneficially owned by Bedford.

   c. AEW may effect its participation in the sale by delivering to Bedford a notice of its intent to participate in the sale, indicating the number of shares of Common Stock it wishes to sell, together with one or more certificates, properly endorsed for transfer, which represent:

   (i) the number of shares of Common Stock that AEW elects to sell pursuant to this Section 1.1; or

   (ii) That number of Shares that is at such time convertible into the number of shares of Common Stock that AEW elects to sell pursuant to this Section 1.1; provided, however, that if the purchase offeror objects to the delivery of Preferred Stock in lieu of Common Stock, AEW may either (x) convert and deliver Common Stock as provided in subparagraph (i) above if the Shares are then convertible or (y) exercise its put option with respect to the Shares pursuant to Section
3.2 below if the Shares are not then convertible.

   1.2 Payment of Proceeds. The stock certificates that AEW delivers pursuant to Section 1.1 shall be transferred by Bedford to the purchase offeror in consummation of the sale of the Common Stock pursuant to the terms and conditions specified in the Sale Notice to AEW, and Bedford shall promptly thereafter remit to AEW that portion of the sale proceeds to which AEW is entitled by reason of its participation in such sale.

   1.3 Non-exercise. The exercise or non-exercise of the rights of AEW hereunder to participate in one or more sales of Common Stock made by Bedford shall not adversely affect its rights to participate in subsequent Common Stock sales by Bedford.



2. PERMITTED TRANSFERS

   Notwithstanding the terms of Section 1, the co-sale rights of AEW shall not apply to any transfer or successive transfer to the ancestors, descendants, siblings or spouse of Bedford or to trusts for the benefit of such persons or to any executor or administrator; provided that the transferee shall furnish AEW with a written agreement to be bound by and comply with all provisions of this Agreement. Such transferred Stock shall remain "Target Stock" hereunder, and such transferee shall be treated as a party to this Agreement for the purposes of those co-sale rights and all such transferred Stock will be treated as held by Bedford for all purposes of this Agreement.

3.  PROHIBITED TRANSFERS

   3.1 Grant. If Bedford sells any Target Stock in contravention of the co-sale rights of AEW under this Agreement (a "Prohibit Transfer), AEW shall have the put option provided in Section 3.2 below.

   3.2 Put Option. If a Prohibited Transfer occurs, or if pursuant to Section 1.1(c)(ii)(y) above the Preferred Stock is not then convertible, AEW shall have the option to sell to Bedford a number of shares of Common Stock of the Company (either directly or through delivery of Shares) equal to the number of shares that AEW would have been entitled to sell had such Prohibited Transfer been effected in accordance with Article 1 hereof (or, in the case of Shares being delivered pursuant to Section 1.1(c)(ii) the number of shares that AEW would have been entitled to sell pursuant to Section 1.1(c)(ii)(x) if the Shares were then convertible), on the following terms and conditions:

   a. The price per Share at which the Shares are to be sold to Bedford shall be equal to the price per share paid to Bedford by the third party purchaser or purchasers of Bedford's Common Stock.

   b. AEW shall deliver to Bedford, within 30 days after it has received notice from Bedford or otherwise become aware of the Prohibited Transfer (or of the proposed sale by Bedford giving rise to AEW's rights under 1.1(c)(ii)), the certificate or certificates representing Shares to be sold, each certificate to be properly endorsed for transfer.

   c. Bedford shall, upon receipt of the certificates for the repurchased Shares, pay the aggregate Section 3.2 purchase price therefor, by certified check or bank draft made payable to the order of AEW, and shall reimburse AEW for any additional expenses, including legal fees and expenses, incurred in effecting such purchase and resale.

4.  LEGEND REQUIREMENTS.

   4.1 Legend. Certificates representing at least 1,198,278 shares of the Common Stock owned by Bedford shall be endorsed with a legend which provides substantially as follows:

   "THE SALE OR TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO THE TERMS AND CONDITIONS OF A CERTAIN CO-SALE AGREEMENT DATED ____________, 1995 (AS SUCH AGREEMENT MAY BE AMENDED) BY AND BETWEEN THE REGISTERED HOLDER AND CERTAIN INVESTORS IN THE CAPITAL STOCK OF THE COMPANY. A COPY OF SUCH AGREEMENT IS ON FILE AT THE PRINCIPAL OFFICE OF THE COMPANY, A COPY OF WHICH WILL BE SENT WITHOUT CHARGE TO EACH STOCKHOLDER WHO SO REQUESTS. SUCH REQUEST MUST BE MADE TO THE SECRETARY OF THE COMPANY AT ITS PRINCIPAL OFFICE OR TO THE TRANSFER AGENT."4.2 Removal. This Section 4.1 legend shall be removed upon termination of this Agreement in accordance with the provisions of Section 5.1.

5. MISCELLANEOUS PROVISIONS

   5.1 Termination. The rights of AEW and the obligations of Bedford under this Agreement shall terminate at the earliest of (a) such time as AEW (or any permitted assignee pursuant to Section 5.4) shall no longer be the owner of shares of Common Stock (or shares of Preferred Stock convertible into such number of shares of Common Stock) that represent at least 15% of the total of (i) outstanding shares of Common Stock and (ii) the number of shares of Common Stock that would be outstanding upon conversion of the outstanding shares of Preferred Stock, (b) such time as Bedford shall no longer be the owner of at least 1,198,278 shares of Common Stock (treating Bedford as the owner of any shares he disposed of in a Prohibited Transfer) and
(c)______, 1998. Unless sooner terminated in accordance with the preceding sentence, this Agreement shall terminate immediately prior to any one of the following events: (a) any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) that will result in the Company's stockholders immediately prior to such transaction not holding (by virtue of such shares or securities issued solely with respect thereto) at least fifty percent (50%) of the voting power of the surviving or continuing entity; or (b) a sale of all or substantially all of the assets of the Company, unless the Company's stockholders immediately prior to such sale will, as a result of such sale, hold (by virtue of securities issued as consideration for the Company's sale) at least fifty percent (50%) of the voting power of the purchasing entity.

   5.2 Notices. All notices, requests and other communications to any party hereunder shall be in writing and shall be given (and shall be deemed to have been given upon receipt) if delivered in person and shall be deemed to have been given (a) two business days after transmission of a facsimile, telegram, telex, or (b) four business days after deposit in United States registered or certified mail (postage prepaid, return receipt requested) or (c) two business days after delivery to a reputable overnight courier, to the respective parties at the following addresses (or at such other address for a party as shall be specified in a notice given in accordance with this
Section 5.2):

If to AEW, to:
   AEW PARTNERS, L.P.
   c/o Aldrich Eastman Waltch
   225 Franklin Street
   Boston, Massachusetts 02110
   Attn: J. Grant Mohanon, Jr.
   Fax: (617) 261-9555

With a copy to:
   Thomas H. Nolan, Jr.
   Aldrich Eastman Waltch
   225 Franklin Street
   Boston, Massachusetts 02110
   Facsimile: (617) 261-9555
        and

   Heller, Ehrman, White & McAuliffe
   333 Bush Street
   San Francisco, California 94104
   Attention: Brian Smith
   Facsimile: (415) 772-6268

If to Bedford, to:
   Peter B. Bedford
   Chairman and CEO
   Bedford Property Investors, Inc.
   270 Lafayette Circle
   Lafayette, CA 94549




With a copy to:
   Greene, Radovsky, Maloney & Share
   Spear Street Tower, #4200
   One Market
   San Francisco, CA 94105
   Facsimile: (415) 777-4961

   5.3 Amendments: No Waivers. Any provision of this Agreement may be amended or waived if, and only if, such amendment or waiver is in writing and signed, in the case of an amendment, by Bedford and AEW or in the case of a waiver, by the party against whom the waiver is to be effective. No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

   5.4 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and, subject to the provisions of this Section 5.4, their respective successors and assigns. AEW may only assign its rights and obligations hereunder (by operation of law or otherwise) to one or more Affiliates (as defined in the Purchase Agreement) and only so long as such Affiliate would own not less than 15% of the Outstanding Shares (as defined in the Purchase Agreement). This Agreement shall be binding upon and is solely for the benefit of each of the parties hereto, and subject to the provisions of this Section 5.4, their respective successors and assigns, and nothing in this Agreement is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement.

   5.5 Governing Law. This Agreement shall be construed in accordance with and governed by the law of the State of California applicable to agreements made and to be performed entirely within such state, except to the extent that actions of the Company or its Board of Directors or stockholders are governed by the Maryland General Corporation Law.

   5.6 Counterparts; Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement shall become effective when each party hereto shall have received counterparts hereof signed by all of the other parties hereto.

   5.7 Severability. In the event one or more of the provisions of this Agreement should, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement, and this Agreement shall be construed and interpreted in such manner as to be effective and valid under applicable law.

   5.8 Specific Performance. The parties acknowledge that they would be irreparably damaged in the event any of the provisions of this Agreement were not performed by the parties in accordance with their specific terms or were otherwise breached. Accordingly, it is agreed that the parties shall be entitled to an injunction to prevent breaches of this Agreement and to specifically enforce this Agreement and the terms and provisions hereof, in addition to any other remedy to which the parties may be entitled at law or in equity.

   5.9 Aggregation of Stock. For the purpose of determining the availability of any rights under this Agreement, the holdings of transferees and assignees of AEW partners or retired partners of AEW (including spouses and ancestors, lineal descendants and siblings of such partners or spouses who acquire Common Stock by gift, will or intestate succession) shall be aggregated together with AEW, for the purpose of exercising any rights or taking any action under this Agreement.

   5.10 Costs and Expenses of Litigation. In the event that any dispute arises between the parties hereto and the parties resort to litigation to settle such dispute, then the nonprevailing party in such litigation shall pay the costs and expenses incurred by the prevailing party in connection with such litigation, including, without limitation, attorney and witness fees.

   IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first indicated above.


Peter Bedford


AEW PARTNERS, L.P.,
a Delaware limited partnership

   By: AEW/L.P., a Delaware limited partnership,
   Its General Partner

        By: AEW, Inc.,
        a Delaware corporation Its General Partner

             By:
             Patrick J. Sullivan
             Vice President