Form 10-Q
period 1995-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1995-11-14
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1995.

___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

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



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that Registrant was required to file such reports and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    Class                           Outstanding as of November 13, 1995
Common Stock, $0.01 par value                  6,090,650

                 BEDFORD PROPERTY INVESTORS, INC.

                               INDEX


PART I.  FINANCIAL INFORMATION                            Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                    1

Consolidated Balance Sheets
as of September 30, 1995, and December 31, 1994              2

Consolidated Statements of Income for the three
and nine months ended September 30, 1995 and 1994            3


Consolidated Statements of Stockholders' Equity
for the nine months ended September 30, 1995 and the
year ended December 31, 1994                                 4


Consolidated Statements of Cash Flows for the
nine months ended September 30, 1995 and 1994                5

Notes to Consolidated Financial Statements                6-12



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of
Operations and Financial Condition                       12-18


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                              18-24

SIGNATURES                                                  25

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

                 BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED BALANCE SHEETS (Unaudited)
               (in thousands, except share amounts)

                                      September 30, December 31,
                                          1995          1994
ASSETS:
 Real estate investments:
  Office building-held for sale         $  8,321     $ 8,928
  Office buildings-held for investment    23,397      23,022
  Industrial buildings                    38,304      26,253
                                          70,022      58,203
  Less accumulated depreciation            3,876       3,150
                                          66,146      55,053

 Cash                                     15,562       4,733
 Other assets                              4,245       2,508

   Total assets                         $ 85,953     $62,294

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Bank loan payable                             -      22,400
 Accounts payable and accrued expenses     1,620         850
 Dividend payable                            800         568
 Acquisition payable                           -         600
 Other liabilities                         1,101         944

   Total liabilities                       3,521      25,362

Redeemable preferred shares:
  Series A convertible preferred stock,
  par value $0.01 per share; authorized,
  issued and outstanding 8,333,334
  shares in 1995; aggregate redemption
  amount $50,000; aggregate liquidation
  preference $52,500.                     50,000          -

Common stock and other stockholders' equity:
  Common stock, par value $0.01 per share;
     authorized 30,000,000 shares, issued
     and outstanding, 6,040,650 shares in
     1995; 5,976,900 shares in 1994           60          60
   Additional paid-in capital            107,209     107,151
   Accumulated losses and distributions
     in excess of net income             (74,837)    (70,279)

   Total common stock and other
          stockholders' equity            32,432      36,932

      Total liabilities and
       stockholders' equity             $ 85,953    $ 62,294


See accompanying notes to consolidated financial statements.

                  BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (Unaudited)
         (in thousands, except share and per share amounts)


                                Three Months        Nine Months
                                 1995    1994      1995      1994

Property operations:
  Rental income                $2,774  $2,473    $8,052    $6,305
  Rental expenses:
   Operating expenses             772     686     2,077     1,753
   Real estate taxes              261     287       743       710
   Depreciation and amortization  372     263     1,070       868
   Provision for loss on real
     estate investment            630       -       630         -

Income from property operations   739   1,237     3,532     2,974

General and
    administrative expense       (336)   (361)   (1,018)     (976)

Interest income                    37       9        56        45

Interest expense                 (401)   (336)   (1,309)     (533)

Income before gain
     (loss) on sale                39     549     1,261     1,510

Gain (loss) on sale of real estate
  investment                      (12)      -       (12)    1,193

Net income                        $27    $549    $1,249    $2,703

Income (loss) applicable to common
   stockholders (1)             $(133)   $549    $1,089     2,703

Earnings (loss) per
 common and common
 equivalent share (1)          $(0.02)  $0.09     $0.18     $0.44

Weighted average number
  of common
  and common
  equivalent shares        6,163,719  6,141,928  6,142,760  6,141,197


(1) Reflects dividend of $160 accrued during the third quarter of 1995 on $50,000 of preferred stock issued on September 18, 1995.


See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
 CONSOLIDATED STATEMENTS OF COMMON AND OTHER STOCKHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
         AND THE YEAR ENDED DECEMBER 31, 1994 (Unaudited)
               (in thousands, except per share data)


                                                               Total common
                                                   Accumulated        stock
                                                    losses and    and other
                                    Additional   distributions       stock-
                             Common    paid-in    in excess of     holders'
                              stock    capital      net income      equity

Balance,
  December 31, 1993            $60    $107,147       $(71,766)     $35,441

Issuance of
  common stock                   -           4              -            4

Net income                       -           -          3,609        3,609

Dividends
  ($0.355 per share)             -           -         (2,122)      (2,122)

Balance,
  December 31, 1994             60     107,151        (70,279)      36,932

Issuance of
  common stock                   -          58              -           58

Costs of issuance of
  preferred stock                -           -         (3,750)      (3,750)

Redemption of rights             -           -            (60)         (60)

Net income                       -           -          1,249        1,249

Dividends to common
  shareholders
  ($0.305 per share)             -           -         (1,837)      (1,837)

Dividends to preferred
  shareholder (9%)               -           -           (160)        (160)

Balance,
  September 30, 1995           $60    $107,209       ($74,837)     $32,432

See accompanying notes to consolidated financial statements.



                 BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (Unaudited)
                          (in thousands)


                                          1995      1994
Operating Activities:
  Net income                            $1,249    $2,703
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization        1,273     1,058
    Loss on sale of real
       estate investment                    12         -
    Gain on sale of real
       estate investment                     -    (1,193)
    Provision for loss on real estate
      investment                           630         -
    Change in other assets              (2,090)     (574)
    Change in accounts payable and
      accrued expenses                     270      (364)
    Change in other liabilities            157       396

Net cash provided by
    operating activities                 1,501     2,026

Investing Activities:
   Investments in real estate          (14,688)  (26,126)
   Proceeds from sale of real estate
      investment                         1,433     8,289

Net cash used by investing activities  (13,255)  (17,837)

Financing Activities:
   Proceeds from bank loan               3,850    30,257
   Repayments of bank loan             (26,250)  (17,359)
   Issuance of common stock                 58         -
   Net proceeds from sale of
      preferred stock                   46,750         -
   Redemption of rights                    (60)        -
   Payment of dividends                 (1,765)   (1,434)

Net cash provided by financing
   activities                           22,583    11,464

Net increase (decrease) in cash         10,829    (4,347)
Cash at beginning of period              4,733     4,930

Cash at end of period                $  15,562    $  583

Supplemental disclosure of cash flow
    information:
  Cash paid during the
    period for interest                $ 1,283   $   254


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

Per Share Data

Per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. Dividends accrued on the $50,000,000 preferred stock are deducted from net income for purposes of determining income applicable to common stockholders.

Note 2. Real Estate Investments

As of September 30, 1995, the Company's real estate investments (net of depreciation) were diversified by property type as follows (in thousands):

                         Number of  Investment     % of
                        Properties      Amount    Total

Office Buildings                 5     $28,838       44
Industrial Buildings            10      37,308       56

Total                           15     $66,146      100


As of September 30, 1995, the Company's real estate investments (net of depreciation) were diversified by geographic region as follows (in thousands):

                         Number of  Investment     % of
                        Properties      Amount    Total

San Francisco Bay
  Area, California               6     $22,592       34

Greater Los Angeles
  Area, California               3      23,226       35

Salt Lake City,
  Utah                           1       6,720       10

Greater Kansas City
  Area, Kansas                   4       7,311       11

Jackson, Mississippi
  (sold October 2, 1995)         1       6,297       10


Total                           15     $66,146      100

The following table sets forth the Company's real estate investments as of September 30, 1995 (in thousands):
                                            Less
                                     Accumulated
                                          Depre-
                        Land  Building   ciation    Total
Office Buildings:

IBM Building (1)     $ 2,590    $5,731    $2,024   $6,297

Woodlands Tower II       945     6,095       320    6,720

1000 Town Center
Drive                  1,785     4,691       307    6,169

Mariner Court          3,221     4,506       187    7,540

Village Green            743     1,411        42    2,112

   Total Office        9,284    22,434     2,880   28,838

Industrial Buildings:

Building 3
Contra Costa Diablo
Industrial Park          495     1,172       125    1,542

Building 8
Contra Costa Diablo
Industrial Park          877     1,551       166    2,262

Building 18,
Mason Industrial Park    610     1,305       146    1,769

Building 1,
Ninety-Ninth
  Street Park            396     1,584        1     1,979

Building 2,
Ninety-Ninth
  Street Park            172       575        -       747

Building 3,
Ninety-Ninth
  Street Park            360     2,172      232     2,300

Lackman
  Business Center        626     1,660        1     2,285

Dupont
  Industrial Center    3,588     6,136      207     9,517

Milpitas Town Center   1,935     4,624      114     6,445

350 East
  Plumeria Drive       3,166     5,300        4     8,462

   Total Industrial   12,225    26,079       996   37,308

Total                $21,509   $48,513    $3,876  $66,146


(1) Sold October 2, 1995.

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

Milpitas Town Center
The property, consisting of two suburban research and development buildings and 3.1 acres of entitled land, is located in Milpitas, California. It was purchased for $6,320,000 or $62 per square foot (excluding the undeveloped land) on August 11, 1994. The property has a Phase I environmental site assessment which indicates that the groundwater under the property either has been or may in the future be impacted by the migration of contaminants originating from an off-site source. The responsible party has begun remediation pursuant to a clean-up program which is backed by an insurance policy from CIGNA up to $10 million. The Company does not believe that this environmental matter will impair the future value of the property.

350 East Plumeria Drive
The property, a suburban research and development facility located in San Jose, California, was purchased for $8,325,000 or $58 per square foot on September 19, 1995. The Company also recorded acquisition costs of $125,000 paid to Bedford Acquisitions, Inc. (BAI), a company wholly-owned by Peter B. Bedford, Chairman of the Board and Chief Executive Officer of the Company (see Note 3).

Lackman Business Center
The property, a single-story service center industrial project located in Lenexa, Kansas, was purchased for $2,250,000 or $49 per square foot on September 19, 1995. The Company also recorded acquisition costs of $34,000 paid to BAI (see Note 3).

Ninety-Ninth Street Park, Buildings 1 and 2
The properties, two service industrial buildings located in Lenexa, Kansas, were purchased for $2,685,000 or $55 per square foot on September 20, 1995. The Company also recorded acquisition costs of $40,000 paid to BAI (see Note 3).

Cody Street Park, Building 6
In the third quarter 1995, the Company decided to sell the Cody Street Park, Building 6. The sale was completed on September 20, 1995, and resulted in a loss of $12,000.

6600 College Boulevard
The property, a suburban service center industrial complex located in Overland Park, Kansas, was purchased for $6,360,000 or $81 per square foot, on October 6, 1995. The property was acquired from AEW #25 Trust, an affiliate of BED Preferred No.1 Limited Partnership which recently purchased $50 million of the Company's Series A Convertible Preferred Stock. The directors of the Company who are affiliated with BED Preferred No. 1 Limited Partnership, however, played no role in this acquisition. The Company also recorded acquisition costs of $95,000 paid to BAI (see Note 3).

IBM Building
During 1995, the Company continued to offer for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. On October 2, 1995, the Company completed the sale of the IBM Building for a cash sale price of $6,500,000, resulting in a loss of $630,000. In the anticipation of this sale, the investment in this property was written down by $630,000 at September 30, 1995.

There has been no significant development in environmental matters or proceedings since the filing of the Company's 1994 Annual Report on Form 10-K.

The Company internally manages the majority of its properties and maintains centralized financial record keeping. For the IBM Building and Woodlands Tower II, the Company has subcontracted on-site maintenance to local maintenance firms.

Note 3.  Related Party Transactions

Since February 1993, all of the Company's activities relating to debt and equity financings and the acquisition of new properties have been handled through an arrangement with Mr. Bedford, whereby he provides acquisition and financing personnel, allocable overhead costs, and the costs of all due diligence conducted prior to an acquisition. Since January 1995, this arrangement has been with Bedford Acquisitions, Inc. (BAI), a company wholly-owned by Mr. Bedford. Upon the completion of a financing or the acquisition of a property, BAI is paid a fee by the Company equal to 1-1/2% of the gross amount raised or 1-1/2% of the purchase price of the property, as the case may be. However, because Mr. Bedford is a related party and in order to insure that such fees are reasonable, the Board of Directors has limited the maximum amount of fees that can be paid to BAI. The agreement specifies that aggregate fees paid to BAI for such services cannot exceed the total costs incurred by BAI in maintaining a staff of personnel skilled in such activities. As of September 30, 1995, the Company had paid Mr. Bedford or BIA an aggregate of $2,407,000 pursuant to this arrangement, which was $158,000 less than the amount of total acquisition and financing costs funded.

The Company believes that since the fees charged are (i) comparable to those charged by other sponsors or real estate investment entities or other third party service providers, and (ii) are charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and are capitalized as part of the asset or financing activities.

The Company is leasing 2,400 square feet of industrial space on a month-to-month basis at a market rental rate of $1,288 per month to a company wholly-owned by Mr. Bedford.

Note 4.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly.

On September 13, 1995, one member of the management team exercised options for 50,000 shares of common stock in exchange for a note payable to the Company. The $287,500 note bears interest at 7.5%. The unpaid balance of the note is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

Note 5.  Bank Loan Payable

In December 1993, the Company concluded an agreement with Bank of America for a $20 million revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. On September 18, 1995, outstanding borrowings under the facility were repaid and the facility was amended and restated to $60 million. The amended facility, which matures on September 1, 1998, carries an interest rate option of either prime plus 0.50% or IBOR plus 2.25%. It is secured by mortgages on Woodlands Tower II, Mariner Court, Village Green, Milpitas Town Center, IBM Building, 1000 Town Center Drive and Dupont Industrial Center.

The daily weighted average amount owing to the bank was $18,112,000 and $6,285,000 in the first nine months of 1995 and 1994, respectively. The weighted average interest rate in these periods was 8.73% and 7.70%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Nine Months Ended September 30, 1995, Compared with Nine Months Ended September 30, 1994.

Income
Income from property operations (defined as rental income less rental expenses) increased $558,000 or 19% for the nine months ended September 30, 1995, as compared to the same period in 1994. This is due primarily to an increase in rental income of $1,747,000 for the first nine months in 1995 compared to the first nine months in 1994, offset by an increase in rental expenses of $559,000 and provision for possible loss on real estate investment of $630,000. The increase in rental income and expenses is primarily attributable to the increase in real estate investments.

350 East Plumeria Drive, Lackman Business Center, and Ninety-Ninth Street Park, Buildings 1 and 2 were acquired in September 1995. Village Green and Milpitas Town Center were acquired in the middle of the third quarter of 1994, and Dupont Industrial Center was acquired on May 24, 1994. These acquisitions increased rental income in the first nine months of 1995 by approximately $ 1,547,000. Additionally, 1000 Town Center Drive (acquired December 30, 1993) had an increase in rental income of approximately $589,000, resulting from an increase in occupancy from 43% to 95%. The increase in rental income was offset by a rental loss of $249,000 resulting from the vacancies at the Contra Costa Diablo Buildings 3 and 8.

The increase in rental expenses is primarily attributable to operating expenses incurred in connection with the newly acquired properties and the increase in occupancy at 1000 Town Center Drive.

In September 1995, the Company recorded a provision for possible loss of $630,000 in anticipation of the sale of the IBM Building which was completed on October 2, 1995. There was no provision for possible loss recorded during the nine months of 1994.

Expenses
Interest expense, which includes amortization of loan fees, increased $776,000 or 146% for the first nine months of 1995 compared with the same period in 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility to finance the acquisition of properties in 1994, combined with the increase in interest rates. The amortization expense of loan fees was $167,000 and $173,000 in the first nine months of 1995 and 1994, respectively. General and administrative expenses remained relatively unchanged as compared with the same period in 1994. In the first nine months of 1995, the increase of $70,000 in administrative and personnel costs associated with a larger real estate portfolio was offset by decrease of $42,000 in directors and officers (D & O) insurance expense. D & O insurance was renewed at a lower premium due to the Company's improved operating performance in the recent years.

Gain (loss) on Sale
On January 14, 1994, the Company sold its investment in the Texas Bank North Building for $8,500,000 and recorded a gain of $1,193,000. The gain on the sale of the Texas Bank North Building primarily resulted from an improvement in the local real estate economy subsequent to a 1992 write down of this asset by $3,631,000. On September 20, 1995, the Company sold its investment in Cody Street Park, Building 6 for $1,500,000, resulting in a loss of $12,000.

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

Results of Operations-Three Months Ended September 30, 1995, Compared with Three Months Ended September 30, 1994.

Income
Income from property operations (defined as rental income less rental expenses) decreased $498,000 or 40% for the three months ended September 30, 1995, as compared to the same period in 1994. This is due primarily to an increase in rental income of $301,000 for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, offset by an increase in rental expenses of $169,000 and provision for possible loss on real estate investment of $630,000. The increase in rental income and expenses is primarily attributable to the increase in real estate investments.

350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street Park, Buildings 1 and 2 were acquired in September 1995. Village Green and Milpitas Town Center were acquired during the middle of the third quarter of 1994. These acquisitions increased the third quarter 1995 rental income by approximately $246,000. Additionally, Dupont Industrial Center (acquired May 24, 1994) and 1000 Town Center Drive (acquired December 30, 1993) had an increase in quarterly rental income totaling $222,000, resulting from an increase in occupancy from 75% to 97% for Dupont Industrial Center and 43% to 95% for 1000 Town Center. The increase in rental income was offset by a rental loss of $117,000 resulting of the vacancies at Contra Costa Diablo Buildings 3 and 8.

The increase in rental expenses is primarily attributable to operating expenses incurred in connection with the newly acquired properties and the increase in occupancy at Dupont Industrial Center and 1000 Town Center Drive.

In September 1995, the Company recorded a provision for possible loss of $630,000 in anticipation of the sale of the IBM Building which was completed on October 2, 1995. There was no provision for possible loss recorded during the nine months of 1994.

Expenses
Interest expense, which includes amortization of loan fees, increased $65,000 or 19% for the three months ended September 30, 1995, compared with the same period in 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility to finance the acquisition of properties in 1994 combined with the increase in interest rates. The amortization expense of loan fees was $56,000 and $71,000 in the three months ending September 30, 1995 and September 30, 1994, respectively. General and administrative expenses remained relatively unchanged as compared with the same period in 1994. In the third quarter of 1995, the increase of $15,000 in administrative and personnel costs associated with a larger real estate portfolio was offset by the decrease of $19,000 in directors and officers (D & O) insurance expense. D & O insurance was renewed at a lower premium due to the Company's improved operating performance in the recent years.

Liquidity and Capital Resources

On September 18, 1995, the Company completed the sale of $50,000,000 of Series A convertible preferred stock to an investment fund managed by Aldrich Eastman Waltch. The Series A convertible preferred stock contains financial covenants and conditions that if the Company fails to maintain or achieve, its holders have the right to cause the Company to redeem all of the outstanding shares of Series A preferred stock at a redemption price of $6.00 per share plus all accrued dividends payable. In that case, the Company could experience substantial difficulty in financing such redemption and may be required to liquidate a substantial portion of its properties.

A portion of net cash proceeds from the preferred stock sale was used to pay off outstanding borrowings under the $23 million credit facility with Bank of America. The facility, obtained in December 1993 for $20 million and increased to $23 million in August 1994, was restated and amended to $60 million on September 18, 1995.

The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town
Center during the first nine months of 1994.   At September 30, 1995,
the Company was in compliance with the covenants and requirements of its revolving credit facility with Bank of America.

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

The ability to obtain mortgage loans on income producing property is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. The ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at commercially reasonable rates.

Potential Factors Affecting Future Operating Results

For the nine months ended September 30, 1994, net income was positively affected by the gain on sale of real estate investments. For the nine months ended September 30, 1995, the Company recorded a provision for possible loss of $630,000. The Company does not anticipate any gain or loss on sales of real estate investments in the fourth quarter of 1995.

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company anticipates that its results from operations may be impacted negatively by future increases in interest rates and substantial borrowings to finance additional property acquisitions.

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1995 may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. As of September 30, 1995, the Company has released the vacant spaces at both Contra Costa Diablo Building 3 and Building 8. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, however, could result in an increase in the Company's borrowing costs.

Dividends

Dividends declared for the first, second and third quarters of 1995 were $0.095, $0.105 and $0.105 per share, respectively. Consistent with the Company's policy, the dividend declared for the last quarter of 1994 was paid in 1995; as a result, the Company's statement of cash flows for the period ended September 30, 1995 reflects dividends paid for the fourth quarter of 1994, the first and second quarters of 1995. Similarly, the Company's statement of cash flows for the period ended September 30, 1994 reflects dividends paid for the fourth quarter of 1993, the first and second quarters of 1994. The dividends declared for the fourth quarter of 1994 and 1993 were $0.095 and $0.07 per share, respectively. At September 30, 1995, dividends of $160,000 were accrued on the $50,000,000 preferred stock. They are due and payable 45 days after the quarter end.

Government Regulations

As more fully discussed in Item 1 above, the Phase I environmental assessment for Milpitas Town Center indicates that the groundwater under the property either has been or may in the future be impacted by the migration of contaminants originating off-site. The Company does not believe that this environmental matter will impair the future value of Milpitas Town Center.

Financial Condition

During the nine months ended September 30, 1995, the Company's operating activities provided cash flow of $1,501,000. Investing activities utilized cash of $13,255,000, mainly for real estate acquisitions. Financing activities provided cash flow of $22,583,000, primarily from the preferred stock sale of $50,000,000 less issuance costs of $3,250,000, offset by net repayments of bank loans of $22,400,000 and payments of dividends of $1,765,000.

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and nine months ended September 30, 1995 amounted to $1,041,000 and $2,961,000, respectively. During the same periods in 1994, FFO amounted to $812,000 and $2,378,000, respectively. FFO was determined in accordance with the National Association of Real Estate Investment
Trusts' interpretation published in March 1995.   FFO is defined as
net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of assets related to real estate, after adjustments for unconsolidated ventures. FFO, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   None

Item 2.  Changes in Securities

   (a) At the Company's annual meeting on September 13, 1995, the Company's stockholders approved an amendment to the Company's Charter to (i) define the terms of the Series A Convertible Preferred Stock (the "Preferred Stock") issued to Bed Preferred No. 1 Limited Partnership ("AEW"), and (ii) substitute a new Article VII limiting the transferability of the Company's stock.

   As a result of the issuance of the Preferred Stock, the holders of the Preferred Stock will be entitled to receive a cumulative dividend equalling the greater of $0.135 per share and the amount of dividends payable in respect of the Company's common stock (the "Common Stock") prior to the payment of any dividend to the holders of the Common Stock. In addition, the holders of the Preferred Stock will have a liquidation preference in the amount Of $6.30 per share, and will have certain redemption rights. Pursuant to the terms of the Preferred Stock, the holders thereof will have the right to elect a majority of the Board of Directors upon the occurrence of certain events, including (i) the failure of the Company to pay two consecutive quarterly dividends on the Preferred Stock (including all dividends accumulated but unpaid in the prior quarter, (ii) Mr. Bedford ceasing to serve as substantially full time Chief Executive Officer of the Company, (iii) the sale by Mr. Bedford and his affiliates of a substantial portion of their shares of Common Stock,
(iv) the failure to pay the redemption price payable on demand for redemption by the holders of the Preferred Stock. The holders of the Preferred Stock have the power to prevent the Company from entering into certain major transactions or taking certain actions including any merger, consolidation, sale of assets or the issuance or modification of any debt having a value in excess of $10 million, the modification of any executive employment agreement, the filing of any petition for bankruptcy, and permitting Mr. Bedford to cease serving as Chief Executive Officer or to sell a substantial percentage of shares owned by him or his affiliates.

   Pursuant to the amendment limiting the transferability of the Company's stock, subject to certain exceptions, no holder other than Mr. Bedford and AEW) will be permitted to own more than 5% (in value) of the aggregate outstanding shares of stock of the Company, and more than 5% (in number or value) of the outstanding shares of Common Stock. Any purported transfer in violation of that limitation will result in an automatic transfer of such stock to a trust for the benefit of a charitable beneficiary, which trust will enjoy the economic benefits of, and voting rights associated with, the stock until such time as the trustee of the trust transfers such shares to a person who may own such shares without violating the ownership restrictions. Under the amendment, Mr. Bedford and AEW are subject to higher ownership limitations than the Stockholders. Specifically, Mr. Bedford will not be permitted to own more than 15% of the lesser of the number or value of the outstanding shares of Common Stock (including shares of Common Stock into which the Preferred Stock will be convertible). AEW will be permitted to own 100% of the outstanding shares of Preferred Stock, but will not be permitted to own more than 58% of the lesser of the number or value of the outstanding shares of Common Stock. Unless Board approval is obtained, however, (i) AEW will not be permitted to acquire additional shares of the Company's stock and (ii) Mr. Bedford will be permitted to purchase only that number of additional shares which would bring his ownership total to 15% of the outstanding shares assuming conversion of the Preferred Stock.

   The purpose of the amendment is to protect the Company from inadvertently failing to qualify as a REIT. The amendment could have certain antitakeover effects on the Company.

   On September 13, 1995 the Board of Directors of the Company voted to redeem all of the rights outstanding under the Company's Stockholder Rights Plan, and to terminate that Plan. As a result, all of the outstanding rights were redeemed for a price of $.01 per share. The rights had entitled the holders thereof, following certain business complications, to acquire shares of a class of the company's preferred stock.

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to Vote of Security Holders

The Company held its annual meeting on September 13, 1995, to consider the following proposals:

   (i) To approve the sale and issuance of 8,333,334 shares of Series A Convertible Preferred Stock of the Company to AEW
Partners, L.P. for an aggregate purchase price of $50 million;

   (ii) To amend the charter of the Company ("the Charter") to create a new class of stock of the Company to be known as "Series A Convertible Preferred Stock," and to state the terms of such class;

   (iii) To amend the Charter to substitute a new Article VII, containing provisions limiting the transferability of shares of Common Stock intended to reduce the risk that the Company would fail to satisfy one of the requirements for qualifying as a real estate investment trust for federal income tax purposes;

   (iv)      To amend the Charter to delete in its entirety
Article VIII, relating to certain business combinations;

   (V)       To elect five Directors, Claude M. Ballard, Peter B.
Bedford, Anthony Downs, Anthony M. Frank, and Martin I. Zankel, to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualify.

All proposals were approved except for proposal (iv). The meeting was reconvened on September 27, October 12 and November 2 in order to obtain all votes from the stockholders on proposal (iv) which was not approved after the meeting on November 2, 1995.

Following are the results of the meetings:

                                        For      Against   Abstain

Sale and issuance of Series A
Convertible Preferred Stock          4,042,521   535,415    37,358

Amendment of the Charter to
Create Series A Convertible
Preferred Stock                      4,042,819   536,631    35,844

Amendment of the Charter to
Substitute a new Article VII,
containing provisions limiting
the transferability of shares
of Common Stock                      3,945,717   615,617    53,960

Amendment of the Charter to
delete Article VIII, relating
to certain business combinations     4,587,766   162,859    45,815

Election of the following five
Directors to serve until the next
annual meeting:


   Claude M. Ballard                 5,461,698    59,014        0
   Peter B. Bedford                  5,458,815    61,897        0
   Anthony Downs                     5,461,858    58,854        0
   Anthony M. Frank                  5,460,507    60,205        0
   Martin I. Zankel                  5,460,707    60,005        0

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

3.1 Articles of Incorporation of Bedford Property Investors, Inc., as amended pursuant to the Certificate of Amendment effective September 18, 1995, as amended pursuant to the Certificate of Amendment set forth at Exhibit 3.2A for the Series A Convertible Preferred Stock Purchase Agreement among the Company, Bed Preferred No. 1 Limited Partnership, and Peter B. Bedford, which Exhibit 3.2A is incorporated by reference to the Company's Form 10Q for the second quarter ended June 30, 1995, filed on August 14, 1995.

3.2 Bylaws of Bedford Property Investors, Inc. as amended effective September 15, 1995.

4.1 Registration Rights Agreement dated as of December 5, 1990, between ICM Property Investors Incorporated and Peter B. Bedford, is incorporated herein by reference to Exhibit D, filed with the Company's Form 8-K dated December 13, 1990.

10.1 The Company's Automatic Dividend Reinvestment and Share Purchase Plan, as adopted by the Company, is incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 2 to the Registration Statement No. 2-94354, of ICM Property Investors Incorporated dated January 25, 1985.

10.2 Real Estate Purchase and Sale Agreement dated as of June 4, 1993, by and between Bay Street Number Two, Ltd., as Seller and ICM Property Investors Incorporated, as Purchaser, for Woodlands Tower II and Woodlands Commercial Center, Plan II and Related Properties, filed with the Company's Form 10-Q for the quarter ended September 30, 1993.

10.3 Bedford Property Investors, Inc. Employee Stock Option Plan, effective September 16, 1985, amended as of June 9, 1993, as adopted by the Company on September 27, 1993, and amended and restated as of February 7, 1994, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

10.4 Bedford Property Investors, Inc. Directors' Stock Option Plan effective May 20, 1992, as adopted by the Company on September 27, 1993, and amended and restated as of February 7, 1994, is incorporated herein by reference to the Company's registration statement on Form 8-B/A filed March 6, 1994.

10.5 Purchase and Sale Agreement dated December 14, 1993, by and between NCEC Realty, Inc., as Seller, and Bedford Property Investors, Inc., as Purchaser, for 1000 Town Center Drive, is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A filed on March 17, 1994.

10.6 Purchase and Sale Agreement dated December 20, 1993, by and between Mariner Court Associates, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Mariner Court, is incorporated herein by reference to the Company's Form 8-K filed January 13, 1994, and amended on Form 8-K/A filed March 17, 1994.

10.7 Purchase and Sale Agreement dated May 24, 1994, by and between NCEC Realty, as Seller, and Bedford Property Investors, Inc., as Purchaser, for Dupont Industrial Center is incorporated herein by reference to the Company's Form 8-K filed on June 8, 1994.

10.8 Credit Agreement for $20 million revolving line of credit dated December 20, 1993, by and between Bedford Property Investors, Inc., as Borrower, and Bank of America National Trust and Savings Association is incorporated by reference to the Company's Form 10Q/A for the third quarter ended September 30, 1994, filed on November 28, 1994.

 10.9 Modification Agreement to increase $20 million revolving line of credit to $23 million dated August 8, 1994, by and between Bedford Property Investors, Inc., as Borrower, and Bank of America National Trust and Savings Association is incorporated by reference to the Company's Form 10K for the year ended December 31, 1994 filed on March 27, 1995.

10.10 Employment Agreement dated February 17, 1993, by and between ICM Property Investors Incorporated, a Delaware Corporation, and Peter B. Bedford is incorporated by reference to the Company's Form 10K for the year ended December 31, 1995 filed on March 27, 1995, as amended pursuant to Amendment No. 1 to the Employment Agreement between Peter B. Bedford and the Company dated September 18, 1995.

10.11 Series A Convertible Preferred Stock Purchase Agreement among the Company, AEW Partners, L.P. and Peter B. Bedford dated as of May 18, 1995, is incorporated herein by reference to the Company's Form 10Q for the quarter ended
        June 30, 1995, filed on August 14, 1995.

10.12 Amendment No. 1 to the Series A Convertible Preferred Stock Purchase Agreement among the Company, AEW Partners, L.P.
        and Peter B. Bedford dated September 11, 1995.

10.13   Standstill Agreement by and between Peter B. Bedford, and
        Bedford Property Investors, Inc., and Amendment No. 1 to
        Standstill Agreement, dated September 18, 1995.

10.14 BPIA Agreement by and between Westminster Holdings, Inc., a California corporation doing business as BPI Acquisitions
        ("BPIA") and Bedford Property Investors, Inc., executed on September 18, 1995.

10.15 Amended and restated credit agreement, dated September 14, 1995, between Bedford Property Investors, Inc., as
        Borrower, and  Bank of America National Trust and Savings
        Association to increase the commitment amount to $60 million.

10.16 Purchase and Sale Agreement dated June 1, 1995, between MHL Income Realty Partnership III, as Seller, and Bedford Property Investors, Inc., as Purchaser, for 350 East Plumeria Drive, in incorporated herein by reference to the Company's Form 8-K dated September 19, 1995 and filed on October 2, 1995.

10.17 Sale Agreement dated August 22, 1995, between Bedford Property Investors, Inc., as Seller, and Parkway Ridgewood, Inc., as Purchaser, for the IBM Building, is incorporated herein by reference to the Company's Form 8-K dated October 2, 1995 and filed on October 16, 1995.

10.18 Purchase and Sale Agreement dated August 23, 1995, between AEW #25 Trust, as Seller, and Bedford Property Investors, Inc., as Purchaser for 6600 College Boulevard, is incorporated herein by reference to the Company's Form 8-K dated October 6, 1995 and filed on October 17, 1995.

10.19 Sale and Option Agreement dated August 25, 1995 by and between Kemper Investors Life Insurance Company as Lender, Bedford Property Investors, Inc., as Buyer, and Tustin
        Properties, as Owner, for 3002 Dow Avenue.

B. Reports on Form 8-K

   During the quarter ended September 30, 1995, the Company filed on July 27, 1995, a report on Form 8-K dated December 30, 1993, regarding the acquisition of 1000 Town Center and Mariner Court.

   During the quarter ended September 30, 1995, the Company filed on August 18, 1995, a report on Form 8-K dated August 10, 1994, regarding the acquisition of Milpitas Town Center.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  November 13, 1995


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