Form 10-K
period 1995-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1996-03-25
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1995

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 15, 1996 was approximately $31,812,000. The number of shares of Registrant's Common Stock, par value $0.01 per share, outstanding as of March 15, 1996 was 6,090,650.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 16, 1996, are incorporated by reference in
Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

PART I

ITEM 1.  BUSINESS

Bedford Property Investors, Inc. is a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and, when appropriate, developing industrial and suburban office properties proximate to metropolitan areas primarily in the Western United States. As of December 31, 1995 the Company owned and operated, either directly or through one of its wholly-owned subsidiaries, 30 properties, aggregating approximately 2.6 million rentable square feet and comprised of 24 industrial properties (the "Industrial Properties"), five suburban office properties (the "Suburban Office Properties") and one retail property (the "Retail Property"). The Industrial Properties, the Suburban Office Properties and the Retail Property are hereinafter referred to individually as a "Property" and collectively as the "Properties." As of February 29, 1996, the Properties were approximately 96% occupied by over 300 tenants.

The Company's strategy is to own, manage, acquire and, when appropriate, develop industrial and suburban office properties in markets proximate to metropolitan areas primarily in the Western United States which are experiencing, or are expected by the Company to experience, economic growth and, if possible, are subject to limitations on the development of similar properties. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space and that increased industrial production and consumer spending are reliable indicators of demand for industrial space. In addition, the Company believes that certain supply-side constraints, such as limited availability of undeveloped land in a market and of financing for speculative real estate construction, increase a market's potential for higher average rents over time. The Company is currently targeting selected suburban markets in the Western United States that are experiencing, or are expected by the Company to experience, economic growth, increased spending or production and supply-side constraints.

The Company believes that due to improvements in the regional economy and reduced availability of financing for new construction, an investment in industrial and suburban office properties in the Western United States provides the potential for attractive returns. The Company also believes that further improvement in economic conditions in the Western United States could favorably affect occupancy levels, rents and real estate values, although there can be no assurance that this will in fact occur. The Company seeks to grow its asset base through the acquisition of individual industrial and suburban office properties and portfolios of such properties, as well as through the development of new industrial and suburban office properties, when appropriate.

The Company was formerly a Delaware corporation, incorporated in November 1984 under the name of ICM Property Investors Incorporated. On July 1, 1993, the Company was reincorporated in the state of Maryland under a new name, Bedford Property Investors, Inc.

Business Objective

The Company's business objectives are (i) to increase funds available for distribution to stockholders and (ii) to increase stockholders' long term total return through the appreciation in value of the Company's Common Stock. To achieve these objectives, the Company will seek to (i) increase cash flow from the Properties, (ii) acquire quality industrial and suburban office properties and/or portfolios of such properties and
(iii) when appropriate, develop new industrial and suburban office properties.

In pursuing its business objective and growth plans, the Company intends to:

     Capitalize on its experienced management team, whose senior officers have on average over 17 years of experience in the ownership, management, acquisition and development of industrial and suburban office properties in the Western United States;

     Focus its acquisition efforts in the Western United States;

     Pursue a market driven strategy which is based upon an analysis of the regional factors which the Company believes impact the supply of, and demand for, industrial and suburban office properties;

     Plan for future anticipated expenses associated with tenant turnover by budgeting for tenant improvements, lease commissions, and lost income due to vacancy or construction down-time;

     Concentrate on acquiring general purpose, flexible properties which are suitable for a diverse range of tenants;

     Utilize its in-house asset and property management personnel in order to reduce its overhead costs and increase its responsiveness to its tenants' needs;

     Cooperate with local real estate brokers in order to more effectively attract and retain tenants; and

     Maintain a conservative capital structure by limiting total consolidated indebtedness to no more than 50% of its total market capitalization (defined as the aggregate market value of the outstanding Common Stock, plus the outstanding balance of Series A Convertible Preferred Stock plus the total consolidated indebtedness of the Company).

Transactions During 1995

Convertible Preferred Stock
On September 18, 1995 the Company completed the sale of $50,000,000 of Series A convertible preferred stock (the "Convertible Preferred Stock") to an entity beneficially owned by an investment fund managed by Aldrich Eastman Waltch. The Company issued 8,333,334 shares of the Convertible Preferred Stock for $6.00 per share. Holders of the Convertible Preferred Stock are entitled to receive, when and as authorized by the Board of Directors, to cumulative quarterly dividends in cash in an amount equal to the greater of (i) $0.135 per share or (ii) the dividends payable on the Common Stock into which the Convertible Preferred Stock is convertible. The shares of Convertible Preferred Stock are convertible at any time after September 18, 1997 into an equal number of common shares. The conversion rate may be adjusted under certain conditions.

Amended and Restated Credit Facility
A portion of the net cash proceeds from the Convertible Preferred Stock sale was used to pay off the outstanding borrowings of $22,400,000 under the $23 million credit facility with Bank of America. The facility, obtained in December 1993 for $20 million and increased to $23 million in August 1994, was restated and amended to $60 million on September 18, 1995. The amended facility, which matures on September 1, 1998, bears interest at a floating rate equal to either the lender's published "reference rate" plus 0.50% or its "offshore rate" (similar to LIBOR) plus 2.25%. The facility is secured by mortgages on 23 properties (which collectively accounted for approximately 81% of the Company's annualized base rent as of December 31, 1995), together with the rental proceeds from such properties. At December 31, 1995, the Company had outstanding borrowings of $43,250,000 and letters of credit aggregating $3,875,000 (including letters of credit totalling $875,000 expiring in March 1996 and a letter of credit of $3,000,000 securing a payable due in December 1996 relating to the acquisition of the Landsing Pacific Portfolio). The facility contains various restrictive covenants including among other things, a covenant limiting quarterly dividends to 90% of average funds from operations for the immediately preceding two fiscal quarters.

Acquisitions
From September 1995 through December 1995, the Company acquired 20 properties consisting of approximately 1,546,000 square feet and comprised of 18 industrial properties, one suburban office property and one retail property. The total cost of these Properties, including estimated capital expenditures and due diligence costs, was $84.1 million. At acquisition, it was estimated that these Properties would provide an initial weighted average unleveraged return on cost (computed as annualized property net operating income divided by total acquisition cost) of 10.5%, assuming no further lease-up. With expected 1996 leasing activity, the Company anticipates achieving a weighted average unleveraged return on cost of 11.4%. The cost of these Properties has been financed with the proceeds of the $50 million sale of the Convertible Preferred Stock and borrowings and letters of credit under the credit facility. The following is a brief description of the Properties acquired in 1995.

In September 1995, the Company acquired 350 East Plumeria Drive, a research and development building consisting of approximately 142,700 rentable square feet, in San Jose, California, which is located in the South Bay market of San Francisco approximately 37 miles south of downtown San Francisco. The Company paid $8.33 million, or approximately $58 per rentable square foot, for 350 East Plumeria Drive.

In September 1995, the Company acquired Lackman Business Center, a two-building industrial property consisting of approximately 45,956 rentable square feet, in Lenexa, Kansas, which is located approximately eight miles southeast of Kansas City. The Company paid $2.25 million, or approximately $49 per rentable square foot, for Lackman Business Center.

In September 1995, the Company acquired Ninety-Ninth Street #1, a single-story industrial building consisting of approximately 35,516 rentable square feet, in Lenexa, Kansas, which is located approximately eight miles southeast of Kansas City. The Company paid $1.95 million, or approximately $55 per rentable square foot, for Ninety-Ninth Street #1.

In September 1995, the Company acquired Ninety-Ninth Street #2, a single-story industrial building consisting of approximately 12,974 rentable square feet, in Lenexa, Kansas, which is located approximately eight miles southeast of Kansas City. The Company paid $735,000, or approximately $57 per rentable square foot, for Ninety-Ninth Street #2.

In October 1995, the Company acquired 6600 College Boulevard, a single-story office building consisting of approximately 79,316 rentable square feet, in Overland Park, Kansas, which is located approximately ten miles southeast of Kansas City. The Company paid $6.36 million, or approximately $80 per rentable square foot, for 6600 College Boulevard.

In December 1995, the Company acquired the Landsing Pacific Portfolio, which comprised substantially all of the real estate assets of the Landsing Pacific Fund, Inc., a publicly-traded REIT based in San Mateo, California. The Landsing Pacific Portfolio consists of thirteen industrial properties and one retail property aggregating approximately
1.0 million rentable square feet located in Northern California, Colorado, Minnesota and Oregon. The Company paid $49.7 million, or approximately $50 per rentable square foot, for the Landsing Pacific Portfolio.

In December 1995, the Company acquired 3002 Dow Business Center, a five-building industrial property consisting of approximately 192,215 rentable square feet, in Tustin, California, which is located in Orange County approximately 37 miles south of downtown Los Angeles. The Company paid $11.5 million, or approximately $60 per rentable square foot, for 3002 Dow Business Center.

Development

During 1995, the Company commenced the development of a 3.1 acre parcel located on the Company's Milpitas Town Center property in Milpitas, California on an unleased ("speculative") basis. The development will consist of a single-story research and development facility with approximately 45,090 rentable square feet. The Company estimates that it will incur total development costs of approximately $2.7 million with an expected completion date in April 1996. The Company has recently signed a five-year lease commencing on May 1, 1996 with Fujitsu PC Corporation who will occupy the entire building. The Company also owns
3.6 acres of entitled land adjacent to its Suburban Office Property in Salt Lake City, Utah.

Dispositions

In September 1995, the Company sold Cody Street Park, Building 6 an industrial property located in Overland Park, Kansas, consisting of approximately 37,856 rentable square feet, to The Realty Associated Fund III, L.P. for $1.5 million. The proceeds from the sale of Cody Street Park, Building 6 were applied toward the purchase of Ninety-Ninth Street #1 and Ninety-Ninth Street #2, which were purchased from The Realty Associates Fund III, L.P. and closed concurrently with the sale of Cody Street Park, Building 6. In October 1995, the Company sold the IBM Building, a suburban office building located in Jackson, Mississippi, consisting of approximately 88,000 rentable square feet, to The Parkway Company for $6.5 million. The sale of the IBM Building completed the Company's asset repositioning that was commenced in late 1992.

Acquisition Analysis

The Company seeks to acquire quality industrial and suburban office properties and/or portfolios of such properties. The Company believes that (i) the experience of its management team, (ii) its conservative capital structure and its credit facility, (iii) its relationships with private and institutional real estate owners, (iv) its strong relationships with real estate brokers and (v) its integrated asset management program have enhanced, and will continue to enhance its ability to identify and capitalize on acquisition opportunities.

Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses; (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e. tenant improvements, leasing commissions and the loss of income due to vacancy); and (iii) availability for purchase at a price at or below estimated replacement cost.

Anticipated Expenses Associated with Tenant Turnover

The cash flow of a real estate asset can vary significantly from year to year depending on tenant turnover. When a lease expires and a tenant renews or vacates its space, costs associated with tenant improvements, lease commissions and lost income due to vacancy or construction down-time can significantly reduce the cash flow from a property. Due to the capital intensive nature of suburban office properties and, to a lesser degree, industrial properties, management believes that planning and budgeting for future costs associated with tenant turnover is a prudent component of evaluating investment yields and managing the cash flow of properties. For its existing portfolio, the Company estimates the future costs for tenant improvements, lease commissions and lost income due to vacancy and construction down-time on a property by property basis. Although these future costs are not accrued for financial reporting purposes, the Company incorporates these estimates in its annual cash budgets and long-term cash forecasts. The Company believes that its ability to fund tenant improvements and pay lease commissions helps to retain and attract tenants.

Dividends

The Company has made regular quarterly distributions to the holders of the Common Stock in each quarter since the second quarter of 1993, having increased the dividend six times since that time from $.05 per share in the second quarter of 1993 to $.105 per share in each of the second, third and fourth quarters of 1995. In March 1996, the Company declared a dividend distribution for the first quarter 1996 to its stockholders in the amount of $.12 per share of Common Stock, payable 30 days after the quarter-end.

The Company paid dividends to the holders of the Convertible Preferred Stock in an amount of approximately $.02 per share of Convertible Preferred Stock for the partial dividend period commencing September 18, 1995 and ended September 30, 1995 and $.135 per share of Convertible Preferred Stock for the fourth quarter of 1995. In March 1996, the Company declared a dividend distribution for the first quarter 1996 to the holders of the Convertible Preferred Stock in an amount of $.135 per share of Convertible Preferred Stock, payable 45 days after the quarter-end. Dividends may be authorized, declared and paid on shares of Common Stock in any fiscal quarter only if full cumulative dividends have been paid on, or authorized and set apart on, all shares of Convertible Preferred Stock for all prior dividend periods through and including the end of such quarter. Holders of the Convertible Preferred Stock are entitled to receive in each calendar quarter, when and as authorized and declared by the Board of Directors, cumulative dividends in cash in an amount equal to the greater of (i) an amount per share of $.135 or (ii) the dividends payable with respect to such quarter on each share of the Common Stock into which each share of the Convertible Preferred Stock is convertible, plus, in both cases, the accumulated but unpaid dividends on the Convertible Preferred Stock.

Distributions on the Common Stock by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction in the stockholder's basis in its stock to the extent of such basis, and thereafter as gain from the sale of such stock. For purposes of determining whether distributions are out of current or accumulated earnings and profits, the earning and profits of the Company will be allocated first to the Convertible Preferred Stock, and then allocated to the Common Stock. All dividend distributions made in the years 1993, 1994 and 1995 were classified as a return of capital stock for federal income tax purposes. However, it is likely that a substantial portion of the Company's dividend distributions in 1996 will be taxable as ordinary income.

The Company currently intends to continue paying regular quarterly dividends and to distribute amounts sufficient to maintain its status as a REIT. Dividends on the Common Stock by the Company are made at the discretion of the Board of Directors and depend on the Board of Directors' evaluation of the Company's results of operations, financial condition and capital requirements, restrictions under the Convertible Preferred Stock, the Credit Facility, and other debt instruments.

Tenants

Based on rentable square feet, as of December 31, 1995, the Suburban Office Properties and Industrial Properties were approximately 96% and 95% occupied, respectively, by a total of 291 tenants of which 71 were Suburban Office Property tenants and 220 were Industrial Property tenants. As of December 31, 1995, the Retail Property was 99% occupied by 15 tenants. The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses.

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

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts outstanding under the credit facility when they become due in 1998. The Company expects to make such payment by refinancing or extending the credit facility or by raising funds through the sale of equity securities or properties.

Insurance

The Company carries commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as a $10 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million subject to a deductible of 7.5% to 25% of total insurable value per building with respect to the earthquake coverage. The Company also carries director and officer liability insurance with an aggregate limit of $10 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

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

Other Information

The Company currently employs eighteen full time employees and one part-time employee. The Company is not dependent upon a single tenant or a limited number of tenants.

ITEM 2.  PROPERTIES

Real Estate Summary
As of December 31, 1995, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows:

                         Number of    Investment
                        Properties        Amount     % of  Total

Industrial Buildings            24    93,710,000              73
Office Buildings                 5   $28,996,000              22
Retail Buildings                 1     6,258,000               5


Total                           30  $128,964,000             100


As of December 31, 1995, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:
                         Number of    Investment
                        Properties        Amount      % of Total

San Francisco Bay
  Area, California              13   $45,745,000              35
Greater Los Angeles
  Area, California               4    34,902,000              27
Kansas City, Kansas              5    13,764,000              11
Denver Metropolitan
  Area, Colorado                 3    11,245,000               9
Greater Portland Area,
  Oregon                         2    10,424,000               8
Salt Lake City, Utah             1     6,718,000               5
Minneapolis/St. Paul,
  Minnesota                      2     6,166,000               5

Total                           30  $128,964,000             100

Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the Property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 1995.

               Percentage Occupied/Number of Tenants Occupying 10% or more
                             1991     1992    1993    1994    1995
 Property                   %    #   %   #   %   #   %   #   %   #    Principal Business at December 31, 1995

 INDUSTRIAL
 Greater San Francisco
   Bay Area, California
 Building 3
   Contra Costa Diablo
   Ind. Park, Concord       100% 1   100% 1  100% 1  100% 1  100% 1   Production and assembly of robotic parts
                                                                      and machines.
 Building 8
   Contra Costa Diablo
   Ind. Park, Concord       100% 1   100% 1  100% 1  100% 1  100% 1   Warehouse and storage of medical
                                                                      supplies.
 Building 18
   Mason Ind. Park,
   Concord                   87% 2    83% 2  100% 2   90% 2   83% 2   Warehouse of scaffolding materials and
                                                                      construction supplies.

 Milpitas Town Center,
   Milpitas                    N/A      N/A     N/A  100% 4  100% 4   Manufacturing of blood glucose meters,
                                                                      assembly and repair of accelerator
                                                                      systems, light manufacturing of OEM's
                                                                      and assembly and manufacturing of vacuum
                                                                      components.

 Auburn Court, Fremont         N/A      N/A     N/A     N/A  100% 4   Manufacturing of computer equipment,
                                                                      assembly of cable items, lab engineering,
                                                                      and marketing design.

 Westinghouse Drive,
   Fremont                     N/A      N/A     N/A     N/A  100% 1   Electronic personal computer board
                                                                      assembly.

 350 East Plumeria Drive,
   San Jose                    N/A      N/A     N/A     N/A  100% 1   Developer of data transmission
                                                                      technology.

 301 East Grand, South
   San Francisco               N/A      N/A     N/A     N/A   71% 2   Freight forwarding and furniture
                                                                      wholesale.
 342 Allerton, South
   San Francisco               N/A      N/A     N/A     N/A  100% 4   Freight forwarding.

 400 Grandview, South
   San Francisco               N/A      N/A     N/A     N/A  100% 5   Radiology research and development,
                                                                      freight forwarding, packaging and
                                                                      distribution of video products.

 410 Allerton, South
   San Francisco               N/A      N/A     N/A     N/A  100% 1   Candy manufacturing and distribution.

 417 Eccles, South
   San Francisco               N/A      N/A     N/A     N/A  100% 2   Storage/distribution of food products
                                                                      and publishing/binding business.

 Greater Los Angeles Area,
   California
 Dupont Industrial Center,
   Ontario                     N/A      N/A     N/A   91% 1  100% 1   Warehousing and distribution of retail
                                                                      goods.

 3002 Dow Business Center,
   Tustin                      N/A      N/A     N/A     N/A   83% 0   N/A

 Denver, Colorado
 Bryant Street Annex,
   Denver                      N/A      N/A     N/A     N/A  100% 2   Materials management for hospital and
                                                                      automotive paint distributor.

 Bryant Street Quad,
   Denver                      N/A      N/A     N/A     N/A   97% 3   Auto parts, photo processing lab, and
                                                                      radiator coating plant/distributor.

 Minneapolis/St. Paul,
   Minnesota
   St. Paul Business
   Center East,
   Maplewood                   N/A      N/A     N/A     N/A   90% 3   Inner ocular lens manufacturing and
                                                                      railroad company.

 St. Paul Business Center
   West, Maplewood             N/A      N/A     N/A     N/A   81% 1   Corporate offices of testing and
                                                                      engineering.

 Greater Portland Area,
   Oregon
 Twin Oaks Technology
   Center, Beaverton           N/A      N/A     N/A     N/A   81% 2   Software developer and
                                                                      telecommunications.

 Twin Oaks Business Park,
   Beaverton                   N/A      N/A     N/A     N/A   94% 3   Laser cutting, electronic equipment
                                                                      assembly, and postal service.

 Kansas City, Kansas
 Ninety-Ninth Street #1,
   Lenexa                      N/A      N/A     N/A     N/A  100% 2   Tool distribution and surgical
                                                                      instrument manufacturing.

 Ninety-Ninth Street #2,
   Lenexa                      N/A      N/A     N/A     N/A  100% 1   Drug testing clinic.

 Ninety-Ninth Street #3,
   Lenexa                   100% 2   100% 2  100% 2  100% 2  100% 2   Distribution of medical products and
                                                                      storage of corporate records/supplies.

 Lackman Business Center,
   Lenexa                      N/A      N/A     N/A     N/A   98% 2   Telemarketing and environmental testing
                                                                      and survey.

 SUBURBAN OFFICE PROPERTIES
 Greater Los Angeles Area,
   California
 1000 Town Center Drive,
   Oxnard                      N/A      N/A   42% 1   98% 2   93% 2   Law offices, photocopying and printing
                                                                      services.

 Mariner Court, Torrance       N/A      N/A     N/A   96% 2   97% 1   Insurance brokers.

 Salt Lake City, Utah
 Woodlands Tower II,
   Salt Lake City              N/A      N/A   96% 2   98% 2   95% 2   Insurance services and health care
                                                                      staffing.

 Kansas City, Kansas
 6600 College Blvd.,
   Overland Park               N/A      N/A     N/A     N/A  100% 1   Telecommunication.

 Greater San Francisco
   Bay Area, California
 Village Green, Lafayette      N/A      N/A     N/A   82% 3  100% 2   Software development.

 RETAIL
 Academy Place Shopping
   Center, Colorado Springs    N/A      N/A     N/A     N/A   99% 2   Discount clothing store and restaurant.

Lease Expirations - Real Estate Portfolio

The following table sets forth for all of the Company's Properties for each of the ten years beginning January 1, 1996 (i) the number of leases that expire in each year, (ii) the square feet covered by such expiring leases, (iii) the annualized base rent (the "Annualized Base Rent(1)") represented by such expiring leases and (iv) the percentage of total Annual Base Rent for expiring leases.

         Number of Leases         Total   Annualized           Percentage of
 Year            Expiring   Square Feet    Base Rent    Annualized Base Rent


 1996                  84       378,738   $2,529,036                     14%
 1997                  85       722,837    4,771,404                     26%
 1998                  71       538,713    3,989,868                     21%
 1999                  34       328,374    2,357,772                     13%
 2000                  33       240,803    2,287,236                     12%
 2001                   6       201,782    1,974,396                     11%
 2002                   2        17,540      391,356                      2%
 2003                   2        10,279      158,352                      1%
 2004                   1         2,770       27,168                      -
 2005 and thereafter    2         6,191       94,812                      -

 Total                320     2,448,027  $18,581,400                    100%


Lease Expirations - Significant Properties

The following tables show, as of December 31, 1995, tenant lease expirations for the next ten years at Properties representing approximately 10% or more of the Company's total 1995 rental income or approximately 10% or more of the total Company's gross land and building assets.

The tables set forth for each property specified below for each of the ten years beginning January 1, 1996 (i) the number of leases that expire in that year, (ii) the square feet covered by such expiring leases, (iii) the Annualized Base Rent represented by such expiring leases, and (iv) percentage of total Annual Base Rent for leases based on December 31, 1995 rents.


        Number of Leases          Total    Annualized          Percentage of
 Year           Expiring    Square Feet     Base Rent   Annualized Base Rent

                                Mariner Court

 1996                  9         15,030      $259,476                    14%
 1997                  8         19,890       377,796                    21%
 1998                 11         33,752       524,604                    29%
 1999                  3          4,458        70,608                     4%
 2000                  5         12,114       192,168                    11%
 2001                  1          3,734        30,828                     2%
 2002                  1         13,615       334,932                    19%
 2003                  -              -             -                     -
 2004                  -              -             -                     -
 2005 and thereafter   -              -             -                     -

 Total                38        102,593    $1,790,412                   100%

(1) Annualized Base Rent means, for any property and at any date, the product of (i) the monthly base rent in effect with respect to such property at such date or, if such monthly base rent has been reduced by a temporary rent concession, the monthly base rent that would have been in effect at such date in the absence of such concession, multiplied by (ii) 12. Annualized Base Rent does not reflect any increases or decreases in monthly rental rates or lease expirations which are scheduled to occur or which may occur after the date of calculation or the cost of any leasing commissions or tenant improvements.

Lease Expirations - Significant Properties (Continued)



         Number of Leases         Total   Annualized          Percentage of
 Year            Expiring   Square Feet    Base Rent   Annualized Base Rent

                            1000 Town Center Drive

 1996                   -             -    $       -                      -
 1997                   1         2,637       45,504                     3%
 1998                   -             -            -                      -
 1999                   2        10,174      157,668                     9%
 2000                   4        35,012      798,300                    45%
 2001                   2        42,186      625,152                    35%
 2002                   -             -            -                      -
 2003                   1         7,390      115,284                     6%
 2004                   1         2,770       27,168                     2%
 2005 and thereafter    -             -            -                      -

 Total                 11       100,169   $1,769,076                   100%

                                 Woodlands Tower II

 1996                   1         3,641   $   50,976                     3%
 1997                   4        57,110      787,728                    51%
 1998                   3        35,311      511,008                    33%
 1999                   1         5,625       92,940                     6%
 2000                   1         2,661       43,908                     3%
 2001                   -             -            -                      -
 2002                   1         3,925       56,424                     4%
 2003                   -             -            -                      -
 2004                   -             -            -                      -
 2005 and thereafter    -             -            -                      -

 Total                 11       108,273   $1,542,984                   100%

                          Dupont Industrial Center

 1996                   6       101,137   $  369,504                    26%
 1997                   4       232,916      670,260                    47%
 1998                   4        49,171      185,484                    13%
 1999                   2        47,088      143,148                    10%
 2000                   1        20,880       62,640                     4%
 2001                   -             -            -                     -
 2002                   -             -            -                     -
 2003                   -             -            -                     -
 2004                   -             -            -                     -
 2005 and thereafter    -             -            -                     -

 Total                 17       451,192   $1,431,036                   100%

Principal Provisions of Leases of the Properties

The following table sets forth the principal provisions of leases which represent more than 10%
of the gross leasable area (GLA) of each of the Company's Properties and the realty tax rate for each property for 1995.
                          Annual  # of Tenants                Square Feet   Contract Rent
                          Realty   with 10% or       Project      of Each       ($/Sq/Yr)       Lease  Renewal
Property              Taxes/Rate   More of GLA   Square Feet       Tenant  At End of Year  Expiration  Options

INDUSTRIAL
Greater San Francisco
 Bay Area, California
Building 3,
 Contra Costa Diablo     $26,738             1        21,840       21,840           $4.95     Aug. 98     None
 Ind. Park, Concord    $1.04/100

Building 8, Contra
  Costa Diablo           $41,287             1        31,800       31,800           $6.00     Dec. 00  2-5 yr.
  Ind. Park, Concord   $1.04/100

Building 18, Mason
  Industrial Park,       $20,455             2        28,850        7,225           $6.48     Nov. 98     None
  Concord              $1.04/100

Milpitas Town Center,    $85,341             4       102,620       23,924           $7.80     Jul. 98     None
  Milpitas             $1.06/100                                   24,426           $8.24     Apr. 97     None
                                                                   30,840           $7.20     Jul. 98  1-5 yr.
                                                                   23,430           $6.15     Jan. 00  1-5 yr.

Auburn Court, Fremont    $41,415             4        68,030       15,755           $5.58     Oct. 98  1-5 yr.
                       $1.07/100                                   16,095           $5.16     Sep. 98  1-5 yr.
                                                                   12,060           $9.00     Apr. 98     None
                                                                   12,060           $7.20     Jul. 00     None

Westinghouse Drive,
  Fremont                $15,651             1        24,030       24,030           $5.52     Sep. 97  1-3 yr.
                       $1.07/100

350 East Plumeria
  Drive,                $133,862             1       142,700      142,700           $7.80     Dec. 01  1-5 yr.
  San Jose             $1.05/100

301 East Grand,          $28,873             2        57,846       26,240           $6.24     Jun. 98     None
  South San Francisco  $1.00/100                                   14,400           $5.34     Oct. 99     None

342 Allerton,            $45,456             4        69,312       19,751           $6.72     Mar. 97     None
  South San Francisco  $1.00/100                                    9,720           $7.80     Mar. 97  1-5 yr.
                                                                   30,953           $6.60     Feb. 99     None
                                                                    8,888           $7.20     Aug. 97     None

400 Grandview,           $72,657             5       107,004       21,841           $6.72     Dec. 96     None
  South San Francisco  $1.00/100                                   26,800           $8.75     Jun. 97     None
                                                                   20,710           $8.56     Aug. 97  1-3 yr.
                                                                   18,789           $6.32     May 99   1-5 yr.
                                                                   18,864           $6.60     Jan. 97  1-5 yr.

410 Allerton,            $17,280             1        46,050       46,050           $5.16     Apr. 98     None
  South San Francisco  $1.00/100

417 Eccles,              $12,503             2        24,624       12,960           $6.00     Dec. 97  1-5 yr.
  South San Francisco  $1.00/100                                   11,664           $5.39     Aug. 97  1-5 yr.

Greater Los Angeles
  Area, California
Dupont Industrial
  Center,               $212,254             1       451,192      183,244           $2.64     Mar. 97     None
  Ontario              $1.01/100

3002 Dow Business
  Center,               $205,352             0       192,125          N/A             N/A         N/A      N/A
  Tustin               $1.02/100

Denver, Colorado
Bryant Street Annex,
  Denver                 $20,816             2        55,000       42,148           $3.95     Mar. 99  1-1 yr.
                       $8.12/100                                   12,852           $4.25     Apr. 98  1-2 yr.

Bryant Street Quad,
  Denver                 $77,807             3       155,536       17,440           $2.65     Mar. 97  1-3 yr.
                       $8.12/100                                   20,726           $2.12     Feb. 96     None
                                                                   16,055           $2.80     Feb. 96  1-3 yr.

Minneapolis/St. Paul,
  Minnesota
St. Paul Business
  Center East,          $139,758             3        77,000       12,300           $6.31     Aug. 98     None
  Maplewood            $6.62/100                                   19,000           $6.80     Oct. 98     None
                                                                   10,200           $8.25     Nov. 97  1-5 yr.

St. Paul Business
  Center West,          $198,672             1       108,750       11,770           $6.55     Oct. 97  1-3 yr.
  Maplewood            $6.62/100

Greater Portland
  Area, Oregon
Twin Oaks Technology
  Center,                $57,597             2        94,177       10,780           $7.65     Aug. 97     None
  Beaverton            $1.34/100                                   12,240           $7.68     Dec. 96     None

Twin Oaks Business
  Park,                  $41,540             3        65,238        9,409           $4.87     May 99      None
  Beaverton            $1.34/100                                    9,236           $7.62     May 96      None
                                                                   14,522          $10.84     Jul. 96  1-3 yr.

Kansas City, Kansas
Building 3, Ninety-
  Ninth Street,          $61,423             2        50,000       18,750           $6.66     Mar. 96     None
  Lenexa              $12.65/100                                   31,250           $5.38     May 98      None

Building 1, Ninety-
  Ninth Street,          $46,907             2        35,516       19,019           $7.59     Sep. 98  1-5 yr.
  Lenexa              $12.65/100                                   13,305           $8.60     Oct. 97     None

Building 2, Ninety-
  Ninth Street,          $21,417             1        12,974       12,974           $7.56     Oct. 99     None
  Lenexa              $12.65/100

Lackman Business
  Center,                $64,431             2        45,956        5,510           $9.80     Jan. 97     None
  Lenexa              $12.65/100                                    5,132           $9.68     May 98      None

SUBURBAN OFFICE
  PROPERTIES
Greater Los Angeles
  Area, California

1000 Town Center
  Drive,                $170,058             2       107,653       29,837          $23.71    May 00   2-5 yr.
  Oxnard               $1.04/100                                   45,119          $15.45    Aug. 01  1-5 yr.

Mariner Court,
  Torrance               $87,834             1       105,436       13,615          $24.60    Dec. 02     None
                       $1.00/100

Salt Lake City, Utah
Woodlands Tower II,     $111,842             2       114,352       42,590          $14.12    Feb. 97     None
  Salt Lake City       $1.43/100                                   22,599          $15.00    Jan. 98     None

Kansas City, Kansas
6600 College Blvd.,     $147,294             1        79,316       62,441          $11.80    Dec. 99     None
  Overland Park       $13.15/100

Greater San Francisco
  Bay Area,
  California
Village Green,
  Lafayette              $24,113             2        16,895        1,798          $18.00    Apr. 98  1-5 yr.
                       $1.08/100                                    2,119          $18.60    Aug. 96  1-3 yr.

RETAIL
Academy Place
  Shopping Center,       $63,113             2        84,347       38,703           $8.00    Jan. 00  1-5 yr.
  Colorado Springs     $6.19/100                                   10,826          $15.71    Dec. 01  1-5 yr.

Average Effective Rent

The following table sets forth for each of the Properties the average rent at the end of each year for the last five years.

               Net Effective Rent                          Net Effective Rent
                        ($/Sq/Yr)                                   ($/Sq/Yr)
Properties         At End of Year        Properties            At End of Year


INDUSTRIAL BUILDINGS:
Greater San Francisco Bay Area,
California
Building 3, Contra Costa Diablo          Westinghouse Drive
     1991                  $7.95              1991                      N/A
     1992                  $8.35              1992                      N/A
     1993                  $8.35              1993                      N/A
     1994                  $8.35              1994                      N/A
     1995                  $4.95              1995                    $5.52

Building 8, Contra Costa Diablo          350 East Plumeria Drive
     1991                  $7.08              1991                      N/A
     1992                  $7.08              1992                      N/A
     1993                  $7.43              1993                      N/A
     1994                  $7.81              1994                      N/A
     1995                  $6.00              1995                    $7.80

Building 18, Mason Industrial            301 East Grand
Park
     1991                  $7.47              1991                      N/A
     1992                  $6.28              1992                      N/A
     1993                  $7.03              1993                      N/A
     1994                  $6.95              1994                      N/A
     1995                  $6.63              1995                    $5.92

Milpitas Town Center                     342 Allerton
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                  $7.11              1994                      N/A
     1995                  $7.35              1995                    $6.88

Auburn Court                             400 Grandview
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                    N/A              1994                      N/A
     1995                  $6.54              1995                    $7.49

              Net Effective Rent                           Net Effective Rent
                       ($/Sq/Yr)                                    ($/Sq/Yr)
Properties        At End of Year         Properties            At End of Year


INDUSTRIAL BUILDINGS:
Greater San Francisco Bay Area,
California
(continued)

410 Allerton                             417 Eccles
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                    N/A              1994                      N/A
     1995                  $5.16              1995                    $5.71

Greater Los Angeles Area,
California

Dupont Industrial Center                 3002 Dow Business Center
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                  $3.07              1994                      N/A
     1995                  $3.17              1995                    $8.88

Denver, Colorado

Bryant Street Annex                      Bryant Street Quad
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                    N/A              1994                      N/A
     1995                  $4.02              1995                    $3.09

Minneapolis/St. Paul, Minnesota

St. Paul Business Center - East          St. Paul Business Center - West
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                    N/A              1994                      N/A
     1995                  $7.01              1995                    $5.41

Greater Portland Area, Oregon

Twin Oaks Technology Center              Twin Oaks Business Park
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                    N/A              1994                      N/A
     1995                  $7.27              1995                    $7.75

              Net Effective Rent                           Net Effective Rent
                       ($/Sq/Yr)                                    ($/Sq/Yr)
Properties        At End of Year         Properties            At End of Year

INDUSTRIAL BUILDINGS (continued):
Kansas City, Kansas

Building 3, Ninety-Ninth Street          Building 2, Ninety-Ninth Street
     1991                  $5.86              1991                      N/A
     1992                  $5.86              1992                      N/A
     1993                  $5.86              1993                      N/A
     1994                  $5.86              1994                      N/A
     1995                  $5.86              1995                    $7.56

Building 1, Ninety-Ninth Street          Lackman Business Center
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                    N/A              1993                      N/A
     1994                    N/A              1994                      N/A
     1995                  $7.96              1995                    $8.36

SUBURBAN OFFICE PROPERTIES
Greater Los Angeles Area,
California

1000 Town Center Drive                   Mariner Court
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                 $20.84              1993                      N/A
     1994                 $17.11              1994                   $19.32
     1995                 $17.66              1995                   $17.67
Salt Lake City, Utah

Woodlands Tower II                       6600 College Boulevard
     1991                    N/A              1991                      N/A
     1992                    N/A              1992                      N/A
     1993                 $13.02              1993                      N/A
     1994                 $14.47              1994                      N/A
     1995                 $14.25              1995                   $12.01

Greater San Francisco Bay Area,
California

Village Green
     1991                    N/A
     1992                    N/A
     1993                    N/A
     1994                 $20.85
     1995                 $18.23

              Net Effective Rent
                       ($/Sq/Yr)
Properties        At End of Year

RETAIL PROPERTIES:

Academy Place Shopping Center
     1991                    N/A
     1992                    N/A
     1993                    N/A
     1994                    N/A
     1995                 $10.08

Tax Information

The following table sets forth for each of the Company's Properties tax information as follows:  (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation.
                                     Federal     Annual Rate of   Depreciation       Life
Property                           Tax Basis       Depreciation         Method   In Years


INDUSTRIAL
Greater San Francisco Bay Area,
  California
Building 3, Contra Costa
  Diablo, Concord
Building and Improvements          $1,116,128             3.18%   Straight Line      31.5
Building and Improvements              62,228             2.56%   Straight Line        39
Total Depreciable Assets           $1,178,356

Building 8, Contra Costa
  Diablo, Concord
Building and Improvements           1,461,739             3.18%   Straight Line      31.5

Building 18, Mason Industrial
  Park, Concord
Building and Improvements           1,210,962             3.18%   Straight Line      31.5
Building and Improvements              31,725             2.56%   Straight Line        39
Total Depreciable Assets            1,242,687

Milpitas Town Center, Milpitas
Building and Improvements           4,504,839             2.56%   Straight Line        39

Auburn Court, Fremont
Building and Improvements           2,506,537             2.56%   Straight Line        39

Westinghouse Drive, Fremont
Building and Improvements             905,694             2.56%   Straight Line        39

350 East Plumeria Drive,
  San Jose
Building and Improvements           4,783,430             2.56%   Straight Line        39

301 East Grand,
  South San Francisco
Building and Improvements             971,347             2.56%   Straight Line        39

342 Allerton, South
  San Francisco
Building and Improvements           1,562,551             2.56%   Straight Line        39

400 Grandview, South
  San Francisco
Building and Improvements           3,563,230             2.56%   Straight Line        39

410 Allerton, South
  San Francisco
Building and Improvements             901,053             2.56%   Straight Line        39

417 Eccles, South San Francisco
Building and Improvements             517,606             2.56%   Straight Line        39

Greater Los Angeles Area,
  California
Dupont Industrial Park, Ontario
Building and Improvements           6,083,259             2.56%   Straight Line        39

3002 Dow Business Center, Tustin
Building and Improvements           7,450,790             2.56%   Straight Line        39

Denver, Colorado
Bryant Street Annex, Denver
Building and Improvements             876,566             2.56%   Straight Line        39

Bryant Street Quad, Denver
Building and Improvements           2,207,894             2.56%   Straight Line        39

Minneapolis/St. Paul, Minnesota
St. Paul Business Center,
  East, Maplewood
Building and Improvements           1,782,642             2.56%   Straight Line        39

St. Paul Business Center,
  West, Maplewood
Building and Improvements           2,391,224             2.56%   Straight Line        39

Greater Portland Area, Oregon
Twin Oaks Technology
  Center, Beaverton
Building and Improvements           4,901,645             2.56%   Straight Line        39

Twin Oaks Business Park,
  Beaverton
Building and Improvements           2,886,085             2.56%   Straight Line        39

Kansas City, Kansas
Building 3, Ninety-Ninth
  Street, Lenexa
Building and Improvements           2,131,840             3.18%   Straight Line      31.5
Building and Improvements               4,200             2.56%   Straight Line        39
Total Depreciable Assets            2,136,040

Ninety-Ninth Street #1, Lenexa
Building and Improvements           1,570,898             2.56%   Straight Line        39

Ninety-Ninth Street #2, Lenexa
Building and Improvements             564,583             2.56%   Straight Line        39

Lackman Business Center, Lenexa
Building and Improvements           1,662,259             2.56%   Straight Line        39

SUBURBAN OFFICE PROPERTIES
Greater Los Angeles Area,
  California
1000 Town Center Drive, Oxnard
Building and Improvements           4,712,185             2.56%   Straight Line        39

Mariner Court, Torrance
Building and Improvements           4,463,766             2.56%   Straight Line        39

Salt Lake City, Utah
Woodlands Tower II,
  Salt Lake City
Building and Improvements           6,093,228             2.56%   Straight Line        39

Kansas City, Kansas
6600 College Boulevard,
  Overland Park
Building and Improvements           3,981,947             2.56%   Straight Line        39

Greater San Francisco
  Bay Area, California
Village Green, Lafayette
Building and Improvements           1,411,700             2.56%   Straight Line        39

RETAIL
Academy Place Shopping
  Center, Colorado Springs
Building and Improvements           3,381,215             2.56%   Straight Line        39

Total Depreciable Assets          $82,656,995

For additional information on the Company's real estate portfolio, see
Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company originally convened on September 13, 1995 and was reconvened on September 27, October 12 and November 2, 1995 in order to obtain all votes from the stockholders to amend the Company's charter to delete in its entirety
Article VIII thereof, relating to certain business combinations. Approximately 4,587,766 votes were cast for, 162,859 votes were cast against, 45,815 votes abstained and there were 1,294,210 broker non-votes on this proposal. Since the Company did not obtain the required affirmative vote of 80% of the outstanding Common Stock on this proposal, the proposal will be reconsidered in a special stockholders meeting to be held on March 28, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
MATTERS

The Common Stock of Bedford Property Investors, Inc. is listed for trading on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "BED". Prior to July 1, 1993, the Company's stock was traded on the same exchanges under the symbol "ICM". As of March 15, 1996, the Company had 462 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low sale prices as traded on the New York Stock Exchange and the dividends declared per share for each quarter for the past two years.



                                                                Dividend
                                         High          Low     Per Share

1994
   First Quarter                       $7.250       $5.000        $0.080
   Second Quarter                      $7.000       $5.750        $0.090
   Third Quarter                       $7.000       $5.750        $0.090
   Fourth Quarter                      $6.125       $4.875        $0.095

1995
   First Quarter                       $6.375       $5.375        $0.095
   Second Quarter                      $5.875       $5.125        $0.105
   Third Quarter                       $6.750       $5.625        $0.105
   Fourth Quarter                      $7.625       $6.375        $0.105

ITEM 6.  SELECTED FINANCIAL DATA

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

        (in thousands of dollars, except per share data)
                                       1995         1994       1993       1992        1991

Operating Data:
   Rental income                  $  11,695    $   9,154   $  7,207   $  9,056   $   8,675
   Income (loss) before
     extraordinary item               2,895        3,609      3,147    (21,943)     (5,454)
   Net income (loss)                  2,895        3,609      3,147    (18,125)     (5,454)
   Net income (loss) applicable
     to common stockholders           1,607        3,609      3,147    (18,125)     (5,454)
   Income (loss) before
     extraordinary item
     per common share             $    0.26    $    0.59   $   0.53   $  (3.67)  $   (0.91)
   Net income (loss)
     per common share             $    0.26    $    0.59   $   0.53   $  (3.03)  $   (0.91)

Balance Sheet Data:
   Real estate investments        $ 128,964    $  55,053   $ 35,962   $ 45,553   $  76,310
   Total assets                     133,478       62,294     43,007     47,509      78,324
   Mortgage loans payable                 -            -          -      5,113      18,413
   Bank loan payable                 43,250       22,400      3,621      4,400       3,000
   Redeemable preferred shares       50,000            -          -          -           -
   Common and other
     stockholders' equity            32,435       36,932     35,441     33,370      51,495

Other Data:
   Net cash provided by
     operating activities         $   4,898    $   2,716   $  1,220   $    198   $   1,795
   Net cash provided (used)
     by investing activities        (73,259)     (19,720)    10,085     (1,750)     (1,190)
   Net cash provided (used)
     by financing activities         64,655       16,807     (6,550)     1,400        (609)

   Funds from operations (2)          5,021        3,622      1,964        879         836

   Dividends declared per share   $    0.41    $   0.355   $   0.18   $      -   $    0.12

   (2) Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations generally is defined by NAREIT as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with the generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and
Results of Operations should be read in conjunction with the Selected Financial Data set forth above and the Consolidated Financial
Statements and Notes thereto contained herein.

When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations - 1995 Compared to 1994

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $1,738,000, or 38%, in 1995 compared with 1994. This is due primarily to an increase in rental income of $2,541,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $803,000.

The increase in rental income and expenses is primarily attributable to an increase in real estate investments. The Company acquired the Landsing Pacific Portfolio and 3002 Dow Business Center in December 1995; 6600 College Boulevard in October 1995; 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1 and Ninety-Ninth Street #2 in September 1995; Village Green and Milpitas Town Center in the middle of the third quarter of 1994; and Dupont Industrial Center in May 1994. These acquisitions increased rental income and rental expenses by $2,832,000 and $938,000, respectively. Additionally, 1000 Town Center Drive (acquired December 30, 1993) had an increase in rental income and rental expenses of $553,000 and $304,000, respectively, resulting from a 49% increase in occupancy from August 1994 to December 1995.

The effect of these acquisitions was partially offset by the sales of the IBM Building and Cody Street Park, Building 6, and vacancies at Contra Costa Diablo Buildings 3 and 8, generating a reduction in 1995 rental income and rental expenses of approximately $683,000 and $204,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $639,000, or 67%, in 1995 compared with 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility to finance the acquisition of properties in 1994 and the Landsing Pacific Portfolio in December 1995. The loan fee amortization expense for 1995 and 1994 was $277,000 and $231,000, respectively. General and administrative expenses remained relatively unchanged in 1995 compared with 1994. In 1995, the increase of $363,000 in personnel costs associated with a larger real estate portfolio was offset by the reversal of a $245,000 income tax liability assessed in 1993 by the state of New Jersey and the decrease
of $62,000 in directors and officers (D & O) insurance expense.   D &
O insurance was renewed at a lower premium due to the Company's improved operating performance in the recent years.

Gain (Loss) on Sale
On January 14, 1994, the Company sold its investment in the Texas Bank North Building for $8,500,000 and recorded a gain of $1,193,000. The gain on the sale of the Texas Bank North Building primarily resulted from an improvement in the local real estate economy subsequent to a 1992 write down of this asset by $3,631,000.

On September 20, 1995, the Company sold its investment in Cody Street Park, Building 6 for $1,500,000, resulting in a loss of $12,000. On October 2, 1995, the Company sold its investment in the IBM Building for $6,500,000, resulting in a loss of $630,000. In anticipation of such sale, the Company recorded a provision for possible loss of $630,000 in the third quarter of 1995.

Dividends
Dividends declared for the four quarters of 1995 totaled $0.41 per share. Consistent with the Company's policy, the dividend declared for the last quarter of 1995 was paid in 1996; as a result, the Company's statement of cash flows for the year ended December 31, 1995 reflects dividends declared for the fourth quarter of 1994 and the first three quarters of 1995. The dividends declared for the fourth quarter of 1995 and 1994 were $0.105 and $0.095 per share, respectively. Dividends of $163,000 and $1,125,000 were declared on the $50,000,000 Convertible Preferred Stock for the third and fourth quarters of 1995, respectively. The declared dividends were paid 45 days after each quarter ended.

Government Regulations
The Properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. The Company believes that the Properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at Properties may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances released on, above, under, or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of such removal or remediation could be substantial. Additionally, the presence of such substances or the failure to properly remediate such substances may adversely affect the owner's ability to borrow using such real estate as collateral. All of the Properties have had Phase I environmental site assessments (which involve inspection without soil sampling or groundwater analysis) by independent environmental consultants and have been inspected for hazardous materials as part of the Company's acquisition inspections. None of these Phase I assessments has revealed any environmental conditions requiring material expenditures for remediation. The Phase I assessment for Milpitas Town Center indicates that the ground water under the property either has been or may in the future be impacted by the migration of contaminants originating off-site. According to information available to the Company, the responsible party for this off-site source has been identified and has begun remediation pursuant to a clean-up program mandated by a California environmental authority and the clean-up program is backed by an insurance policy from CIGNA up to $10 million. The Company does not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect.

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

Results of Operations - 1994 Compared to 1993

Income from Property Operations
Income from property operations increased $3,027,000, or 190%, in 1994 compared with 1993. This was due to an increase of rental income of $1,947,000 combined with a decrease in rental expenses of $1,080,000. The increase in rental income is primarily attributable to acquisitions of real estate investments. The major acquisitions occurring in late 1993 and in 1994 were Woodlands II, 1000 Town Center Drive, Dupont Industrial Center, Mariner Court, and Milpitas Town Center. These acquisitions increased 1994 rental income by approximately $4,000,000. This increase was partially offset by the sales of Point West Place and University Tower in 1993, generating a reduction in 1994 rental income of approximately $2,500,000.

The decrease in rental expenses is primarily attributable to the decrease in the amortization of leasing commissions and tenant improvements. The newly acquired buildings have not yet incurred significant leasing commissions and tenant improvement costs.

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

The significant number of property sales occurring in 1993 and 1994 were attributable to management's decision to refocus the real estate portfolio on suburban office and industrial buildings located in the Western United States. The Company does not expect this level of property sales to occur in the future.

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

Financial Condition

Total assets of the Company at December 31, 1995 increased by $71,184,000 compared with December 31, 1994, primarily as a result of an increase in real estate investments (net of depreciation) of $73,911,000. During 1995, the Company acquired 20 properties and sold 2 properties. Total liabilities at December 31, 1995 increased by $25,681,000 compared with December 31, 1994, primarily as a result of increased borrowings under the Company's credit facility in order to finance the purchase of the Landsing Pacific Portfolio.

Liquidity and Capital Resources

During the year ended December 31, 1995, the Company's operating activities provided net cash flow of $4,898,000. Its investing activities provided cash flow of $7,914,000 from the sale of the IBM Building and Cody Street, Building 6 and utilized $81,173,000 of cash to acquire real estate investments. The financing activities provided cash flow of $64,655,000, primarily from the Convertible Preferred Stock sale of $50,000,000 less issuance costs of $3,631,000, and bank borrowings of $47,100,000, offset by repayment of bank loan of $26,250,000 and payment of dividends of $2,568,000.

On September 18, 1995, the Company completed the sale of $50,000,000 of the Convertible Preferred Stock to an entity beneficially owned by an investment fund managed by Aldrich Eastman Waltch. The Convertible Preferred Stock contains financial covenants and conditions that if the Company fails to maintain or achieve, its holders have the right to cause the Company to redeem all of the outstanding shares of Convertible Preferred Stock at a redemption price of $6.00 per share plus all accrued dividends payable. In that case, the Company could experience substantial difficulty in financing such redemption and may be required to liquidate a substantial portion of its properties.

A portion of net cash proceeds from the Convertible Preferred Stock sale was used to pay off outstanding borrowings under the Company's $23 million credit facility. The facility, obtained in December 1993 for $20 million and increased to $23 million in August 1994, was restated and amended to $60 million on September 18, 1995. The amended facility, which matures on September 1, 1998, bears interest at a floating rate equal to either the lender's published "reference rate" plus 0.50% or its "Offshore rate" (similar to LIBOR) plus 2.25%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 90% of average Funds From Operations for the immediately preceding two fiscal quarters.

The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town Center in 1994 and the Landsing Pacific Portfolio in 1995. At September 30, 1995, the Company was in compliance with the covenants and requirements of the credit facility.
The Company and the lender under the credit facility have agreed, in principle, to amend the credit facility, subject to the final approval of the lender and negotiation of definitive documentation. There can be no assurance, however, that an agreement between the lender and the Company will actually be finalized. If finalized, the Company believes that the amendment will increase the commitment from $60 million to $100 million and reduce the interest rates. The amendment of the credit facility will be conditioned upon the Company's receipt of net proceeds from its currently proposed public offering of not less than $45 million.

In addition, the Company has obtained a commitment from a major financial institution for loans which would be secured by mortgages on three to four of the Company's properties. The mortgage loans are subject to the negotiation of definitive documentation and there can be no assurance that an agreement between the mortgage lender and the Company will actually be finalized. If finalized, the Company believes that the principal amount of the loan would be approximately $20 to $25 million and the loan would mature in 2003.

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

Potential Factors Affecting Future Operating Results

For the years ended December 31, 1993 and 1994, net income has been positively affected by gains on sales of real estate investments and joint venture partnerships. The Company does not anticipate that its 1996 net income will be materially impacted by such gains on sales.

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company anticipates that its results from operations in 1996 may be negatively impacted by future increases in interest rates and substantial borrowings to finance property acquisitions.

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1996 may not be renewed or the terms of renewal may be less favorable than current lease terms. However, the Company expects to release the vacant spaces without any material adverse impact on 1996 operations. In addition, the Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.

Many other factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations.

Accounting Developments

The Financial Accounting Standards Board has issued Statement of
Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS
121) and Statement of Financial Accounting Standards No. 123,
Accounting for Stock-Based Compensation (FAS 123).

The Company has adopted FAS 121 effective January 1, 1996 and believes that adoption will not have a material impact on the Company's 1996 financial statements. The Company will adopt the disclosure requirements of FAS 123 in 1996 but continue to account for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as permitted under FAS 123.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules Covered by Reports of
Independent Public Accountants

Report of Independent Public Accountants                             36
Consolidated Balance Sheets as of December 31, 1995 and 1994         37
For Years Ended December 31, 1995, 1994 and 1993
 - Consolidated Statements of Income                                 38
 - Consolidated Statements of Stockholders' Equity                   39
 - Consolidated Statements of Cash Flows                             40
 - Notes to Consolidated Financial Statements                     41-49
Financial Statement Schedule:
 - Schedule III - Real Estate and Accumulated Depreciation        50-53

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on May 16, 1996.

PART  IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)     1.   Financial Statements

        Report of independent public accountants.

        The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Consolidated Balance Sheets as of December 31, 1995 and 1994.

        Consolidated Statements of Income for the years ended
        December 31, 1995, 1994, and 1993.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993.

        Notes to Consolidated Financial Statements.

   2.   Financial Statement Schedules

        Schedule III - Real Estate and Accumulated Depreciation

        All other schedules have been omitted as they are not applicable, or not required or because the information is given in the Consolidated Financial Statements or related
        Notes to Consolidated Financial Statements.

   3.   Exhibits

   Exhibit No.    List of Exhibits

   4.1 Charter of the Company, as amended, is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, Registration No. 333-921.

   4.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.1 The Company's Automatic Dividend Reinvestment and Share Purchase Plan, as adopted by the Company, is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to Registration Statement No. 2-94354 of ICM Property Investors Incorporated.

   10.2 The Company's Employee Stock Option Plan, as amended and restated, is incorporated herein by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form S-2, Registration No. 333-921.

   10.3 The Company's 1992 Directors' Stock Option Plan, as amended and restated, is incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-2, Registration No. 333-921.

   10.4 Amended and Restated Credit Agreement for $60 million revolving line of credit dated as of September 14, 1995, by and between the Company, as Borrower, and Bank of America National Trust and Savings Association is incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.5 Sale and Option Agreement dated as of August 26, 1995, by and between Kemper Investors Life Insurance Company, on behalf of itself and Participants (as defined therein), as Lender, the Company, as Purchaser, and Tustin Properties, as Owner, for 3002 Dow Business Center is incorporated herein by reference to Exhibit
                  10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.6 BPIA Agreement dated as of January 1, 1995, by and between Westminster Holdings, Inc., a California corporation and the Company is incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995.

   10.7 Employment Agreement made as of February 17, 1993, by and between ICM Property Investors Incorporated and Peter B. Bedford is incorporated by reference to
                  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended by Form 10-K/A filed on May 1, 1995, and Form 10-K/A-2 filed on August 8, 1995.

   10.8 Amendment No. 1 to Employment Agreement dated as of September 18, 1995, by and between Peter B. Bedford and the Company is incorporated herein by reference to
                  Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.9           Series A Convertible Preferred Stock Purchase
                  Agreement, among the Company, AEW Partners, L.P. and Peter B. Bedford dated as of May 18, 1995, is incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

   10.10 Amendment No. 1 to the Series A Convertible Preferred Stock Purchase Agreement dated September 11, 1995, among the Company, AEW Partners, L.P. and Peter B. Bedford, is incorporated herein by reference to Exhibit
                  10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.11 Standstill Agreement dated as of September 18, 1995, by and between the Company and Peter B. Bedford is incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.12 Purchase and Sale Agreement dated as of October 19, 1995, between Landsing Pacific Fund, Inc., a Maryland corporation as Seller, and the Company, the Buyer, as amended, is incorporated herein by reference to Exhibit
                  2.1 to the Company's Current Report on Form 8-K filed on December 27, 1995.

   21.1*          Subsidiaries of the Company.

   23.1*          Consent of KPMG Peat Marwick LLP, independent auditors.

*Filed herewith.

(b)  Reports on Form 8-K

During the quarter ended December 31, 1995, the Company filed on October 2, 1995, a report on Form 8-K dated September 19, 1995, reporting Items 2 and 7 and announcing the acquisitions of 350 East Plumeria Drive, Lackman Business Center and Ninety-Ninth Street Buildings 1 and 2, and the sale of Cody Street Park, Building 6.

During the quarter ended December 31, 1995, the Company filed on November 30, 1995, a report on Form 8-K/A dated September 19, 1995 which supplemented Item 7 reported on Form 8-K dated September 19, 1995, regarding the acquisition of 350 East Plumeria Drive, Lackman Business Center and Ninety-Ninth Street Buildings 1 and 2, and the sale of Cody Street Park, Building 6. The following financial statements were filed: (i) Historical Summary of Gross Income and Direct Operating Expenses of 350 East Plumeria Drive for the year ended December 31, 1994 and (ii) pro forma financial statements showing the effect resulting from the acquisitions of 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1 and #2 and the sale of Cody Street Park, Building 6.

During the quarter ended December 31, 1995, the Company filed on October 16, 1995, a report on Form 8-K dated October 2, 1995, reporting Items 2 and 7 and announcing the sale of the IBM Building. Pro forma financial statements showing the effect resulting from the sale of the IBM Building were filed.

During the quarter ended December 31, 1995, the Company filed on October 17, 1995, a report on Form 8-K dated October 6, 1995, reporting Items 2 and 7 and announcing the acquisition of 6600 College Boulevard.

During the quarter ended December 31, 1995, the Company filed on December 15, 1995, a report on Form 8-K/A dated October 6, 1995 which supplemented Item 7 on Form 8-K dated October 6, 1995, regarding the acquisition of 6600 College Boulevard. The following financial statements were filed: (i) Historical Summary of Gross Income and Direct Operating Expenses of 6600 College Boulevard for the year ended December 31,
1994 and (ii) pro forma financial statements showing the effect resulting from the acquisition of 6600 College Boulevard.

During the quarter ended December 31, 1995, the Company filed on November 10, 1995 a report on Form 8-K/A-2 dated December 30, 1993 which amended Item 7 on Form 8/K-A regarding the acquisition of Mariner Court. Pro forma financial statements showing the effect resulting from the acquisition of Mariner Court were filed.

During the quarter ended December 31, 1995, the Company filed on November 10, 1995, a report on Form 8-K/A-2 dated May 24, 1994 which amended Item 7 on Form 8/K-A regarding the acquisition of Dupont Industrial Center. Pro forma financial statements showing the effect resulting from the acquisition of Dupont Industrial Center were filed.

During the quarter ended December 31, 1995, the Company filed on November 10, 1995, a report on Form 8-K/A-2 dated August 11, 1994 which amended Item 7 on Form 8/K-A regarding the acquisition of Milpitas Town Center. Pro forma financial statements showing the effect resulting from the acquisition of Milpitas Town Center were filed.

During the quarter ended December 31, 1995, the Company filed on November 10, 1995, a report on Form 8-K/A dated January 14, 1994 which amended Item 7 on Form 8-K regarding the sale of Texas Bank North.
Pro forma financial statements showing the effect resulting from the acquisition of Texas Bank North were filed.

During the quarter ended December 31, 1995, the Company filed on December 19, 1995, a report on Form 8-K dated December 5, 1995, reporting Items 2 and 7 and announcing the acquisition of 3002 Dow Business Center.

During the quarter ended December 31, 1995, the Company filed on December 27, 1995, a report on Form 8-K dated December 14, 1995, reporting Items 2 and 7 and announcing the acquisition of the Landsing Pacific Portfolio.
Report of Independent Public Accountants


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



San Francisco, California                    KPMG Peat Marwick LLP
February 6, 1996

                      BEDFORD PROPERTY INVESTORS, INC.
                        CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 31, 1995 AND 1994
            (in thousands, except share and per share amounts)

                                                        1995            1994


Assets:

Real estate investments:
  Industrial buildings                             $  94,897         $26,253
  Office buildings - held for investment              30,025          23,022
  Office buildings - held for sale                         -           8,928
  Retail buildings                                     6,261               -

                                                     131,183          58,203
  Less accumulated depreciation                        2,219           3,150

                                                     128,964          55,053
Cash                                                   1,027           4,733
Other assets                                           3,487           2,508

    Total assets                                    $133,478         $62,294


Liabilities and Stockholders' Equity:

Bank loan payable                                     43,250          22,400
Accounts payable and accrued expenses                  1,451             850
Dividend payable                                       1,765             568
Acquisition payable                                    3,000             600
Other liabilities                                      1,577             944

    Total liabilities                                 51,043          25,362

Redeemable preferred stock:
  Series A convertible preferred stock, par
    value $0.01 per share; authorized
    10,000,000 shares, issued and outstanding
    8,333,334 shares in 1995; aggregate
    redemption amount $50,000; aggregate
    liquidation preference $52,500.                   50,000               -

Common stock and other stockholders' equity:
 Common stock, par value $0.01 per share;
   authorized 30,000,000 shares, issued and
   outstanding 6,090,650 shares in 1995,
   5,976,900 shares in 1994                               61              60
 Additional paid-in capital                          107,214         107,151
 Accumulated losses and distributions in
  excess of net income                               (74,840)        (70,279)

    Total common stock and other stockholders'
      equity                                          32,435          36,932
 Total liabilities and stockholders' equity         $133,478         $62,294


See accompanying notes to consolidated financial statements.






                      BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
            (in thousands, except share and per share amounts)


                                               1995         1994         1993


Property operations:
  Rental income                             $11,695       $9,154       $7,207
  Rental expenses:
    Operating expenses                        2,744        2,408        2,520
    Real estate taxes                         1,105          916          840
    Depreciation and amortization             1,484        1,206        2,250

Income from property operations               6,362        4,624        1,597

General and administrative expenses          (1,457)      (1,309)      (1,303)
Interest income                                 226           56          136
Interest expense                             (1,594)        (955)        (716)
Income from joint ventures                        -            -        2,533

Income before gain (loss) on sales
  of real estate investments                  3,537        2,416        2,247

Gain (loss) on sales of real
  estate investments                           (642)       1,193          900

Net income                                   $2,895       $3,609       $3,147

Net income applicable to common
  stockholders3                              $1,607       $3,609       $3,147

Net income per common and common
  equivalent share3:                         $ 0.26       $ 0.59       $ 0.53

Weighted average number of common
  and common equivalent shares
  outstanding                             6,179,098    6,147,664    5,975,900


See accompanying notes to consolidated financial statements.












     3 Reflects net income reduced by dividends of $1,288 for the third and fourth quarters of 1995 on $50,000 of Series A Convertible Preferred Stock issued on September 18, 1995.

                    BEDFORD PROPERTY INVESTORS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
           (in thousands, except share and per share amounts)


                                                                       Total
                                                   Accumulated        common
                                                    losses and     stock and
                                   Additional    distributions  other stock-
                          Common      paid-in     in excess of      holders'
                           stock      capital       net income        equity

Balance,
  December 31, 1992         $ 60     $107,147        $(73,837)       $33,370

Net income                     -            -           3,147          3,147

Dividends to common
  stockholders
  ($0.18 per share)            -            -          (1,076)        (1,076)

Balance,
  December 31, 1993           60      107,147         (71,766)        35,441

Issuance of common stock       -            4               -              4

Net income                     -            -           3,609          3,609

Dividends to common
  stockholders
  ($0.355 per share)           -            -          (2,122)        (2,122)

Balance,
  December 31, 1994           60      107,151         (70,279)        36,932

Issuance of common stock       1           63               -             64

Costs of issuance of
  preferred stock              -            -          (3,631)        (3,631)

Redemption of rights           -            -             (60)           (60)

Net income                     -            -           2,895          2,895

Dividends to common
  stockholders
  ($0.41 per share)            -            -          (2,477)        (2,477)

Dividends to preferred
  stockholders (9%)            -            -          (1,288)        (1,288)

Balance,
  December 31, 1995          $61     $107,214        $(74,840)       $32,435


See accompanying notes to consolidated financial statements.

                      BEDFORD PROPERTY INVESTORS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              (in thousands)

                                             1995         1994          1993


Operating Activities:
  Net income                               $2,895       $3,609        $3,147
  Adjustments to reconcile net
      income to net cash provided
      by operating activities:
    Depreciation and amortization           1,806        1,463         2,349
    Loss (gain) on sale of real
      estate investments                      642       (1,193)         (900)
    Gain on sale of joint venture
      partnership operations                    -            -        (2,686)
    Equity in joint venture
      partnership operations
      (including depreciation of
      $191 in 1993)                             -            -           153
    Change in other assets                 (1,679)        (930)         (777)
    Change in accounts payable
      and accrued expenses                    601         (615)         (252)
    Change in other liabilities               633          382           186

Net cash provided by operating
  activities                                4,898        2,716         1,220

Investing Activities:
  Investments in real estate              (81,173)     (28,009)      (11,552)
  Proceeds from sales of real
    estate investments                      7,914        8,289        21,637

Net cash provided (used) by
  investing activities                    (73,259)     (19,720)       10,085

Financing Activities:
  Proceeds from bank loan                  47,100       36,138         5,221
  Repayment of bank loan                  (26,250)     (17,359)       (6,000)
  Issuance of common stock                     64            -             -
  Net proceeds from sale of
    preferred stock                        46,369            -             -
  Redemption of rights                        (60)           -             -
  Repayment of mortgage loan                    -            -        (5,113)
  Payment of dividends                     (2,568)      (1,972)         (658)

Net cash provided (used) by
  financing activities                     64,655       16,807        (6,550)

Net increase (decrease) in cash            (3,706)        (197)        4,755
Cash at beginning of year                   4,733        4,930           175

Cash at end of year                        $1,027       $4,733        $4,930

Supplemental disclosure of cash
  flow information
a)   Non-cash investing and
       financing activities:
         Debt incurred in connection
         with real estate acquired         $3,000         $600        $1,500
b)   Cash paid during the year
       for interest                        $1,283         $585        $  656

See accompanying notes to consolidated financial statements.

                       BEDFORD PROPERTY INVESTORS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

The Company
Bedford Property Investors Inc. (the Company) is an equity real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the Western United States. On July 1, 1993, the Company (formerly known as ICM Property Investors Incorporated) reincorporated from the state of Delaware to the state of Maryland under a new name, Bedford Property Investors, Inc. As of July 1, 1993 the Company's Common Stock traded under the symbol "BED" on both the New York and Pacific Stock Exchanges. Concurrent with the reincorporation, the number of authorized shares of Convertible Preferred Stock was increased from 1,000,000 shares to 10,000,000 shares and the number of authorized shares of Common Stock was increased from 10,000,000 to 30,000,000 shares. Also, the par value of both the Preferred and Common Stock was reduced from $1.00 to $0.01 per share and Treasury Stock was eliminated.

Principles of Consolidation
The consolidated financial statements include the accounts of Bedford Property Investors, Inc., and its wholly-owned subsidiaries. As of May 31, 1993, the Company no longer had investments in unconsolidated joint venture partnerships. All significant inter-entity balances have been eliminated in consolidation.

The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Taxable income differs from net income for financial reporting purposes primarily because of the different methods of accounting for depreciation. As of December 31, 1995, for Federal income tax purposes, the Company had an ordinary loss carry forward of approximately $39,720,000 and a capital loss carry forward of approximately $15,195,000. All dividend distributions made for 1995 were classified as return of capital for Federal income tax purposes.

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

The Company has adopted, effective January 1, 1996, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS
121). The Company believes that adoption of FAS 121 will not have a material impact on the Company's 1996 financial statements.

Income Recognition
Rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement. The aggregate rental income exceeded contractual rentals by $377,000 and $238,000 for 1995 and 1994, respectively.

Per Share Data
Per share data are based on the weighted average number of common and common equivalent shares outstanding during the year. Stock options issued under the Company's stock option plans are considered Common Stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. Dividends accrued on the $50,000,000, Series A Convertible Preferred Stock are deducted from net income for purposes of determining net income applicable to common stockholders.

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of December 31, 1995 (in thousands):
                                                             Less
                                                      Accumulated
                               Land     Building     Depreciation     Total
INDUSTRIAL
Greater San Francisco
  Bay Area, California
Building 3
  Contra Costa Diablo
  Industrial Park, Concord  $   495      $ 1,230          $   138  $  1,587
Building 8
  Contra Costa Diablo
  Industrial Park, Concord      877        1,551              175     2,253
Building 18
  Mason Industrial Park,
  Concord                       610        1,305              155     1,760
Milpitas Town Center,
  Milpitas                    1,935        5,284              139     7,080
Auburn Court, Fremont         1,410        2,506                2     3,914
Westinghouse Drive,
  Fremont                       270          906                1     1,175
350 E. Plumeria Drive,
  San Jose                    3,683        4,783               27     8,439
301 East Grand, South
  San Francisco               2,064          971                1     3,034
342 Allerton, South
  San Francisco               2,549        1,563                1     4,111
400 Grandview, South
  San Francisco               3,289        3,563                3     6,849
410 Allerton, South
  San Francisco               1,352          901                1     2,252
417 Eccles, South
  San Francisco                 659          517                -     1,176
    Subtotal                 19,193       25,080              643    43,630

Greater Los Angeles
  Area, California
Dupont Industrial Center,
  Ontario                     3,588        6,142              251     9,479
3002 Dow Business Center,
  Tustin                      4,301        7,451               14    11,738
    Subtotal                  7,889       13,593              265    21,217

Denver, Colorado
Bryant St. Annex, Denver        493          877                1     1,369
Bryant St. Quad, Denver       1,412        2,208                2     3,618
    Subtotal                  1,905        3,085                3     4,987

Minneapolis/St. Paul,
  Minnesota
St. Paul Business
  Center - East, Maplewood      764        1,783                2     2,545
St. Paul Business
  Center - West, Maplewood    1,232        2,391                2     3,621
    Subtotal                  1,996        4,174                4     6,166

Greater Portland Area,
  Oregon
Twin Oaks Tech. Center,
  Beaverton                   1,464        4,902                4     6,362
Twin Oaks Business Park,
  Beaverton                   1,179        2,886                3     4,062
    Subtotal                  2,643        7,788                7    10,424

Kansas City, Kansas
Ninety-Ninth Street #3,
  Lenexa                        360        2,172              244     2,288
Ninety-Ninth Street #1,
  Lenexa                        410        1,571                9     1,972
Ninety-Ninth Street #2,
  Lenexa                        183          564                3       744
Lackman Business Center,
  Lenexa                        628        1,663                9     2,282
    Subtotal                  1,581        5,970              265     7,286

     Total Industrial       $35,207      $59,690           $1,187   $93,710

                                                             Less
                                                      Accumulated
                               Land     Building     Depreciation     Total

SUBURBAN OFFICE
Greater Los Angeles
  Area, California
1000 Town Center Drive,
Oxnard                      $ 1,785       $4,743         $    373  $  6,155
Mariner Court, Torrance       3,221        4,528              219     7,530
    Subtotal                  5,006        9,271              592    13,685

Salt Lake City, Utah
Woodlands Tower II,
  Salt Lake City                945        6,137              364     6,718

Kansas City, Kansas
6600 College Blvd.,
  Overland Park               2,518        3,982               22     6,478

Greater San Francisco
  Bay Area, California
Village Green, Lafayette        743        1,423               51     2,115

   Total Suburban Office      9,212       20,813            1,029    28,996

RETAIL
Academy Place Shopping
  Center, Colorado Springs    2,880        3,381                3     6,258


Total                       $47,299      $83,884           $2,219  $128,964



University Tower
During the third quarter of 1992, the Company decided to offer
University Tower for sale. In anticipation of such sale, the Company wrote down its investment in this property by $3,200,000 in 1992. On August 18, 1993, the property was sold for a cash price of $15,200,000 which includes the reimbursement of tenant relocation costs of $300,000, resulting in a gain of $407,000.

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

Dupont Industrial Center
The property, a three-building industrial complex located in Ontario, California, was purchased for $9,750,000 or $22 per square foot on May 24, 1994. The Company recorded acquisition costs of $146,000 paid to Mr. Bedford. Because the property was only 68% leased at the time of purchase, the purchase contract established a rental income guarantee fund of $400,000 which was disbursed to the Company until at least 90% of the space was leased. At December 31, 1994, the rental income guarantee fund was terminated since the property was 91% leased. The Company had received $264,000 of the rental income guarantee fund. This amount has been accounted for as a reduction in the cost of the property.

Village Green
The property, a suburban three-building office complex located in Lafayette, California, was purchased for $1,792,000 or $106 per square foot on July 7, 1994. The Company recorded acquisition costs of $27,000 paid to Mr. Bedford.

Milpitas Town Center
The property, a suburban two-building research and development complex located in Milpitas, California, was purchased for $6,320,000 or $62 per square foot on August 11, 1994. The Company recorded acquisition costs of $95,000 paid to Mr. Bedford. The property includes a 3.1 acre parcel of land on which the Company is developing a 45,090 square foot research and development facility.

350 East Plumeria Drive
The property, a suburban research and development facility located in San Jose, California, was purchased for $8,325,000 or $58 per square foot on September 19, 1995. The Company also recorded acquisition costs of $125,000 paid to Bedford Acquisitions, Inc. ("BAI"), a company wholly-owned by Mr. Bedford (see Note 5).

Lackman Business Center
The property, a single-story service center industrial project located in Lenexa, Kansas, was purchased for $2,250,000 or $49 per square foot on September 19, 1995. The Company also recorded acquisition costs of $34,000 paid to BAI.

Ninety-Ninth Street Buildings 1 and 2
The properties, two service industrial buildings located in Lenexa, Kansas, were purchased for $2,685,000 or $55 per square foot on September 20, 1995. The Company also recorded acquisition costs of $40,000 paid to BAI.

Cody Street Park, Building 6
In the third quarter 1995, the Company decided to sell the Cody Street Park, Building 6. The sale was completed on September 20, 1995, and resulted in a loss of $12,000.

6600 College Boulevard
The property, a suburban service center industrial complex located in Overland Park, Kansas, was purchased for $6,360,000 or $80 per square foot, on October 6, 1995. The property was acquired from AEW #25 Trust, an affiliate of BED Preferred No. 1 Limited Partnership which recently purchased $50 million of the Company's Series A Convertible Preferred Stock. The directors of the Company who are affiliated with BED Preferred No. 1 Limited Partnership, however, played no role in this acquisition. The Company also recorded acquisition costs of $95,000 paid to BAI.

IBM Building
During 1995, the Company continued to offer for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. On October 2, 1995, the Company completed the sale of the IBM Building for a cash sale price of $6,500,000, resulting in a loss of $630,000.

3002 Dow Business Center
The property, a five-building industrial project located in Tustin, California, was purchased for $11,500,000 or $60 per square foot on December 5, 1995. The Company also recorded acquisition costs of $172,500 paid to BAI.

The Landsing Pacific Portfolio
On December 14, 1995, the Company acquired the Landsing Pacific Portfolio which consists of thirteen industrial properties and one retail property aggregating approximately one million rentable square feet located in Maplewood, Minnesota; Denver and Colorado Springs, Colorado; South San Francisco and Fremont, California; and Beaverton, Oregon. The Company paid $49,700,000 for the Landsing Pacific Portfolio or $50 per square foot. The acquisition was financed with $4,000,000 cash, borrowings of $42,700,000 under the Company's credit facility and a $3,000,000 payable secured by a letter of credit due one year from the date of issuance. The Company also recorded acquisition costs of $594,000 paid to BAI.

The Landsing Pacific Portfolio comprised substantially all of the real estate assets of the Landsing Pacific Fund, Inc., a publicly-traded REIT based in San Mateo, California. At all times relevant to the transaction, Martin I. Zankel, a director and stockholder of the Company, was Chairman of the Board of Directors, Chief Executive Officer and President of the Landsing Pacific Fund, Inc. Mr. Zankel had no role on behalf of the Company in this acquisition.

The Company internally manages the majority of its properties and maintains centralized financial record-keeping. For all the properties located outside of California, the Company has subcontracted on-site maintenance to local firms.

Note 3 - Unconsolidated Joint Venture Partnerships

Edison Square
On May 31, 1993, the Company sold its partnership interests in the three Edison Square properties in exchange for a note receivable of $300,000 with an interest rate of 8% payable quarterly in July, October, January, and April until May 31, 1998, at which time the note matures. The sale of the Company's interest in the three unconsolidated joint venture partnerships resulted in a gain of $2,686,000.

Note 4 - Leases

Minimum future rental receipts outstanding at December 31, 1995 are as follows (in thousands):

                    1996              $17,475
                    1997               13,963
                    1998                9,893
                    1999                7,112
                    2000                4,146
                    Thereafter          3,448

The total minimum future rental payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

Due to the Company's limited financial resources, its activities relating to the acquisition of new properties and debt and equity financings are currently performed by BAI pursuant to a written contract dated January 1, 1995. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i) 1- 1/2% of the gross amount raised in financings or the aggregated purchase price of the property for acquisitions, or (ii) an amount equal to (a) the aggregate amount of expenses funded by BAI through the time of such acquisition or financing minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year, is renewable at the option of the Company for additional one-year terms, and will expire no later than January 1, 1998.

From February 1993 through December 1994, the Company's activities relating to debt and equity financings and the acquisition of new properties were handled under arrangements similar to the current arrangement with BAI through BPI Acquisitions, a separate division within the Company. This division operated under an arrangement with Mr. Bedford whereby he provided acquisitions and financing personnel, allocable overhead costs and the costs of all due diligence conducted prior to an acquisition. Upon the completion of a financing or the acquisition of a property, Mr. Bedford was paid a fee by the Company substantially identical to that described above. In no event could the aggregate amount of fees paid to Mr. Bedford exceed the aggregate amount of costs funded by Mr. Bedford.

As of December 31, 1995, the Company had paid Mr. Bedford and BAI an aggregate of $3,046,000 for acquisition and financing activities performed since February 1993 pursuant to the foregoing arrangements. The Company believes that since the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for services on acquired properties or completed financings, such fees were and continue to be properly includable in direct acquisition costs and capitalized as part of the asset or financing activities.

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

The Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the exercisability of the options. Options granted to employees are immediately exercisable upon vesting, but typically vest over a four-year period.

The Employee Plan requires that the exercise price of incentive stock options be at least equal to the fair market value of such shares on the date of grant and that the exercise price of non-qualified stock options be equal to at least 85% of the fair market value of such shares on the date of the grant. The maximum term of options granted is ten years.

At December 31, 1995, options issued under the Employee Plan to purchase 187,500 shares were outstanding at a weighted average exercise price of $6.39 per share, of which 51,750 options were exercisable. Options to purchase 113,750 shares were exercised in 1995, at a weighted average exercise price of $5.57. At December 31, 1995 1,404,750 shares were available for issuance under the Employee Plan. Stock appreciation rights were outstanding in connection with options to purchase an aggregate of 10,000 shares.

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

At December 31, 1995, options issued under the Director's Plan to purchase 500,000 shares were outstanding at a weighted average exercise price of $3.38 per share, of which 350,000 options were exercisable. No options had been exercised under the Directors' Plan.

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1995, options for 100,000 shares of Common Stock were exercised in exchange for two notes payable to the Company. The notes, of $287,500 each, bear interest at 7.5%. The unpaid balance of the notes is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). The Company will adopt the disclosure requirements of FAS 123 in 1996 but continue to account for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as permitted under FAS 123.

Note 7 - Stockholder Rights Plan

On July 18, 1989, the Company's Board of Directors adopted a
Stockholder Rights Plan and declared a dividend distribution of one Right for each share of the Company's Common Stock outstanding on July
31, 1989.   On September 29, 1995, the Rights were redeemed by the
Company at a price of $0.01 per Right.

Note 8 - Bank Loan Payable

In December 1993, the Company concluded an agreement with Bank of America for a $20 million revolving line of credit for real estate acquisitions. In August 1994, the maximum commitment amount of the facility was increased from $20 million to $23 million. On September 18, 1995, outstanding borrowings under the facility were repaid and the facility was amended and restated to $60 million. The amended facility, which matures on September 1, 1998, bears interest at a floating rate equal to either the lender's published "reference rate" plus 0.50% or its "offshore rate" (similar to LIBOR) plus 2.25%. The credit facility is secured by mortgages on 23 properties (which Properties collectively accounted for approximately 81% of the Company's Annualized Base Rent as of December 31, 1995), together with the rental proceeds from such properties. As of December 31, 1995, these properties comprised approximately 76% of the Company's total assets. At December 31, 1995, the Company had outstanding borrowings of $43,250,000 and letters of credit aggregating $3,875,000 (including letters of credit totalling $875,000 expiring in March 1996, and a letter of credit of $3,000,000 securing a payable due December 1996 relating to the acquisition of the Landsing Pacific Portfolio). The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 90% of average Funds From Operations for the immediately preceding two fiscal quarters.

The daily weighted average amount owing to the bank was $15,003,000 and $8,954,000 in 1995 and 1994, respectively. The weighted average interest rates in these periods were 8.65% and 8.1%, respectively. The effective interest rate at December 31, 1995 was 8.14%.

The carrying amount of the above loan approximates fair value as the loan is at current market rates.

Note 9 - Redeemable Preferred Stock

On September 18, 1995, the Company issued and sold 8,333,334 shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") for $6.00 per share. Holders of the Convertible Preferred Stock are entitled to cumulative quarterly dividends in cash in an amount equal to the greater of (i) $0.135 per share or (ii) the dividends payable in such quarter on the Common Stock into which the Convertible Preferred Stock is convertible plus, in both cases, the accumulated but unpaid dividends on the Convertible Preferred Stock. Dividends may be declared and paid on shares of Common Stock only if full cumulative dividends have been paid or authorized and set apart on all shares of Convertible Preferred Stock. The shares of Convertible Preferred Stock are convertible at any time after September 18, 1997 into an equal number of common shares. The conversion rate may be adjusted under certain conditions.

The Convertible Preferred Stock is redeemable at the option of the
Company: (i) after September 18, 1997 but before September 18, 2000, in whole at a redemption price providing an internal rate of return to the holder of Convertible Preferred Stock of 25% per annum for the period from September 18, 1995 to September 18, 1997 and 20% per annum from and after September 18, 1997 until the date of redemption, but not beyond September 18, 2000; (ii) after September 18, 2000, in whole or in part at a redemption price of $6.30 per share, declining $0.06 per share per year for each of the next five years. Prior to any redemption by the Company, the holders of the Convertible Preferred Stock may convert their shares of the Convertible Preferred Stock to shares of Common Stock.

Redemption of the preferred stock is required, at the option of the preferred shareholders, after one year at a redemption price of $6.00 per share plus accrued and unpaid dividends upon the occurrence of any of the following: failure to pay preferred dividends for two consecutive quarters; default on payment of certain debt; failure to obtain certain required consents of the preferred shareholders; or failure to meet certain financial targets.

In the event of liquidation, the holders of the preferred stock are entitled to receive $6.30 per share plus any accrued and unpaid dividends.

Note 10 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 1995 and 1994 (in thousands of dollars, except per share data):


1995 Quarters Ended                   3/31       6/30       9/30      12/31


Rental revenues                     $2,662     $2,616     $2,774     $3,643

Income from property operations      1,427      1,366      1,369(4)   2,200

Income before loss on sale             606        616        669(5)   1,646

Net income                          $  606     $  616     $   27     $1,646

Net income (loss) applicable to
  common stockholders (4)           $  606     $  616     $ (133)    $  518

Net income (loss) per common
  and common equivalent
  share (4):                        $ 0.10     $ 0.10     $(0.02)    $ 0.08



1994 Quarters Ended                   3/31       6/30       9/30      12/31


Rental revenues                     $1,856     $1,976     $2,473     $2,849

Income from property operations        742        995      1,237      1,650

Income before gain on sale             396        565        549        906

Net income                          $1,589     $  565     $  549     $  906

Net income per common and
  common equivalent  share:         $ 0.26     $ 0.09     $ 0.09     $ 0.15


(4) Reflects dividends of $160 and $1,128 for the third and fourth quarters of 1995, respectively, on $50,000 of Series A Convertible Preferred Stock issued on September 18, 1995.

(5) These amounts were reported in the third quarter of 1995, net of a provision for loss on sale of real estate investment of $630.

                                BEDFORD PROPERTY INVESTORS, INC.
                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        December 31, 1995
                                    (in thousands of dollars)

                                            Cost  Gross Amount
                   Initial Cost      Capitalized       Carried         Accumu-
                        to Company    Subsequent      at Close           lated      Date          Depreciable
                         Buildings &          to     of Period          Depre-      Con-     Date        Life
Description         Land Improvement Acquisition  Land  Building Total ciation  structed Acquired     (Years)

INDUSTRIAL
  BUILDINGS:
Greater San Fran-
  cisco Area, CA
Building 3
  Contra Costa
  Diablo Indus.
  Park, Concord    $  495  $1,159       $  71      $495  $1,230   $1,725    $138      1983     12/90         45
Building 8
  Contra Costa
  Diablo Indus.
  Park, Concord       877   1,548           3       877   1,551    2,428     175      1981     12/90         45
Building 18
  Mason Indus.
  Park, Concord       610   1,265          40       610   1,305    1,915     155      1984     12/90         45
Milpitas Town
  Center, Milpitas  1,899   4,421         899     1,935   5,284    7,219     139      1983      8/94         45
Auburn Court,
  Fremont           1,391   2,473          52     1,410   2,506    3,916       2      1983     12/95         45
Westinghouse
  Drive, Fremont      267     893          16       270     906    1,176       1      1982     12/95         45
350 E. Plumeria
  Drive, San Jose   3,621   4,704         141     3,683   4,783    8,466      27      1983      9/95         45
301 East Grand,
  South
  San Francisco     2,036     959          40     2,064     971    3,035       1      1974     12/95         45
342 Allerton,
  South
  San Francisco     2,516   1,542          54     2,549   1,563    4,112       1      1969     12/95         45
400 Grandview,
  South
  San Francisco     3,246   3,517          89     3,289   3,563    6,852       3      1976     12/95         45
410 Allerton,
  South
  San Francisco     1,333     889          31     1,352     901    2,253       1      1970     12/95         45
417 Eccles,
  South
  San Francisco       649     510          17       659     517    1,176       -      1964     12/95         45

Greater Los Angeles
  Area, California
Dupont Industrial
  Center, Ontario   3,588   6,162         (20)(F) 3,588   6,142    9,730     251      1989      5/94         45
3002 Dow Business
  Center, Tustin    4,209   7,291         252     4,301   7,451   11,752      14    1987-89    12/95         45

Denver, Colorado
Bryant Street
  Annex, Denver       487     866          17       493     877    1,370       1      1968     12/95         45
Bryant Street
  Quad, Denver      1,394   2,181          45     1,412   2,208    3,620       2    1971-73    12/95         45

Minneapolis/
  St. Paul,
  Minnesota
St. Paul Business
  Center - East,
  Maplewood           754   1,758          35       764   1,783    2,547       2      1984     12/95         45
St. Paul Business
  Center - West,
  Maplewood         1,215   2,359          49     1,232   2,391    3,623       2      1981     12/95         45

Greater Portland
  Area, Oregon
Twin Oaks Tech.
  Center, Beaverton 1,444   4,836          86     1,464   4,902    6,366       4      1984     12/95         45
Twin Oaks Business
  Park, Beaverton   1,163   2,847          55     1,179   2,886    4,065       3      1984     12/95         45

Kansas City,
  Kansas
Building 3
  Ninety-Ninth
  Street Park,
  Lenexa              360   2,167           5       360   2,172    2,532     244      1990     12/90         45
Building 1
  Ninety-Ninth
  Street Park,
  Lenexa              404   1,547          30       410   1,571    1,981       9      1988      9/95         45
Building 2
  Ninety-Ninth
  Street Park,
  Lenexa              180     555          12       183     564      747       3      1988      9/95         45
Lackman Business
  Center, Lenexa      619   1,631          41       628   1,663    2,291       9      1985      9/95         45

SUBURBAN OFFICE
  PROPERTIES
Greater Los
  Angeles Area,
  California
1000 Town Center
  Drive, Oxnard     1,785   3,315       1,428     1,785   4,743    6,528     373      1990     12/93         45
Mariner Court,
  Torrance          3,221   4,279         249     3,221   4,528    7,749     219      1989      1/94         45

Salt Lake City,
  Utah
Woodlands Tower
  II, Salt Lake
  City                945   5,805         332       945   6,137    7,082     364      1990      8/93         45

Kansas City,
  Kansas
6600 College
  Blvd.,
  Overland Park     2,480   3,880         140     2,518   3,982    6,500      22     1982-83   10/95         45

Greater San
  Francisco Bay
  Area, Calif.
Village Green,
  Lafayette, CA       547   1,245         374       743   1,423    2,166      51      1983      7/94         45

RETAIL PROPERTIES
Academy Place
  Shopping Center,
  Colorado
  Springs, CO       2,844   3,339          78     2,880   3,381    6,261       3     1980-82   12/95         45

                  $46,579 $79,943      $4,661   $47,299 $83,884 $131,183  $2,219

                                                            (A) (B)

                                           NOTES TO SCHEDULE III
                                         (in thousands of dollars)

(A) An analysis of the activity in real estate for the years ended December 31, 1995, 1994 and
    1993 is presented below:

                                                       Investment                              Accumulated Depreciation
                                        1995     1994     1993         1995    1994    1993

BALANCE AT BEGINNING OF PERIOD       $ 58,203  $41,225   $53,874      $3,150  $5,263  $8,321
Add (deduct):
   Sale of University Tower (C)             -        -   (15,946)          -       -  (1,470)
   Acquisition of Woodlands
      Tower II                              -        -     6,884           -       -       -
   Sale of Point West Place (E)             -        -    (9,505)          -       -  (3,037)
   Acquisition of 1000 Town
      Center Drive                          -        -     5,190           -       -       -
   Sale of Texas Bank North (D)             -  (10,131)        -           -  (3,035)      -
   Acquisition of Mariner Court             -    7,500         -           -       -       -
   Acquisition of Dupont
      Industrial Center                     -    9,750         -           -       -       -
   Acquisition of Village Green             -    1,792         -           -       -       -
   Acquisition of Milpitas
      Town Center                           -    6,320         -           -       -       -
   Acquisition of Lackman
      Business Center                   2,250        -         -           -       -       -
   Acquisition of 350 E.
      Plumeria Drive                    8,325        -         -           -       -       -
   Sale of Cody Street Park,
      Building 6 (G)                   (1,639)       -         -        (203)      -       -
   Acquisition of Ninety-Ninth
      Street, Building 1                1,951        -         -           -       -       -
   Acquisition of Ninety-Ninth
      Street, Building 2                  735        -         -           -       -       -
   Sale of IBM Building (H)            (8,325)       -         -      (2,024)      -       -
   Acquisition of 6600
      College Boulevard                 6,360        -         -           -       -       -
   Acquisition of 3002 Dow
      Business Center                  11,500        -         -           -       -       -
   Acquisition of Landsing
      Pacific Portfolio                49,708        -         -           -       -       -
   Capitalized costs                    2,115    1,747       728           -       -       -
   Depreciation                             -        -         -       1,296     922   1,449
BALANCE AT END OF PERIOD             $131,183  $58,203   $41,225      $2,219  $3,150  $5,263





(B) The aggregate cost for Federal income tax purposes is $131,168,000.
(C) On October 2, 1991, the Company acquired its partner's interest in the University Tower property. As a result of this transaction, the University Tower investment became wholly owned. In anticipation of proposed sale, the Company provided a $3,200,000 provision for possible loss related to this investment in 1992. The property was sold on August 18, 1993.
(D) During 1992, it was decided to offer the Texas Bank North Building for sale. In anticipation of such sale, the Company wrote down its investment in this property by $3,631,000 in 1992. The property was sold on January 14, 1994.
(E) During 1992, it was decided to offer Point West Place for sale. In anticipation of such sale, the Company wrote down its investment in this property by $9,290,000 in 1992. The property was sold on October 1, 1993.
(F) Rental income guarantee in the amount of $264,000 was received from the seller and accounted for as a reduction of the cost of the property.
(G) In the third quarter 1995, the Company decided to sell the Cody
    Street Park, Building 6.  The property was sold on September 20, 1995.
(H) During 1995, the Company continued to offer for sale the IBM
    Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. The property sold on October 2, 1995.

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

Dated:  March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter B. Bedford                         March 25, 1996
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Claude M. Ballard                        March 25, 1996
Claude M. Ballard, Director

/s/ Anthony Downs                            March 25, 1996
Anthony Downs, Director

/s/ Anthony M. Frank                         March 25, 1996
Anthony M. Frank, Director

/s/ Martin I. Zankel, Esq.                   March 25, 1996
Martin I. Zankel, Director

 /s/Thomas H. Nolan, Jr.                     March 25, 1996
Thomas H. Nolan, Jr., Director

/s/Thomas G. Eastman                         March 25, 1996
Thomas G. Eastman, Director

/s/Donald A. Lorenz                          March 25, 1996
Donald A. Lorenz,
Executive Vice President and
Chief Financial Officer

 /s/ Hanh Kihara                             March 25, 1996
Hanh Kihara, Controller

                                  Exhibit 21.1*

                  Subsidiaries of Bedford Property Investors, Inc.

                                    State
                                    of         Name Under
Subsidiary                          Incor-     Which Subsidiary is
Name                                poration   doing Business

1. ICMPI (Concord Diablo 3), Inc.   Delaware   ICMPI (Concord Diablo 3), Inc.

2.  ICMPI (Concord Diablo 8), Inc.  Delaware   ICMPI (Concord Diablo 8), Inc.

3.  ICMPI (Concord Mason 18), Inc.  Delaware   ICMPI (Concord Mason 18), Inc.

4.  ICMPI (Overland Park), Inc.     Delaware   ICMPI (Overland Park), Inc.

5.  ICMPI (Lenexa), Inc.            Delaware   ICMPI (Lenexa), Inc.

6.  ICMPI (Jackson), Inc.           Delaware   ICMPI (Jackson), Inc.

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statements on Form S-8 of Bedford Property Investors, Inc. of our report dated February 6, 1996, relating to the consolidated balance sheets of Bedford Property Investors, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, and the related financial statement schedule as of December 31, 1995, which report appears in the December 31, 1995 annual report on form 10-K of Bedford Property Investors, Inc.


San Francisco, California       KPMG Peat Marwick LLP
March 25, 1996