Form 10-K/A
period 1995-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1996-04-19
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            Form 10-K/A
                          Amendment No. 1

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

The purpose of this amendment is to include Exhibit 27, Financial Data Schedule.

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

   27             Financial Data Schedule.

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

         BEDFORD PROPERTY INVESTORS, INC.

               By:  /s/Hanh Kihara
                    Hanh Kihara, Controller

Dated:  April 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hanh Kihara                             April 18, 1996
Hanh Kihara, Controller

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