Form 10-Q
period 1996-03-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1996-05-08
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                   Outstanding as of April 30, 1996
Common Stock, $0.02 par value                     6,396,325

                 BEDFORD PROPERTY INVESTORS, INC.

                               INDEX



PART I.  FINANCIAL INFORMATION                                          Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                                 1

Consolidated Balance Sheets as of March 31, 1996
and December 31, 1995                                                     2

Consolidated Statements of Income for the three months ended
March 31, 1996 and 1995                                                   3

Consolidated Statements of Stockholders' Equity for the
three months ended March 31, 1996 and the year ended
December 31, 1995                                                         4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1996 and 1995                                                   5

Notes to Consolidated Financial Statements                             6-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                               11-13


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                           14-16

SIGNATURES                                                               16

                 BEDFORD PROPERTY INVESTORS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             STATEMENT

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to stockholders for the year ended December 31, 1995.

                  BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED BALANCE SHEETS (Unaudited)
        (in thousands, except share and per share amounts)

                                            March 31,          December 31,
                                              1996                 1995
ASSETS:
 Real estate investments:
  Industrial buildings                     $  96,139             $ 94,897
  Office buildings                            36,261               30,025
  Retail buildings                             6,280                6,261
                                             138,680              131,183
  Less accumulated depreciation                2,773                2,219
                                             135,907              128,964
 Cash                                          1,021                1,027
 Other assets                                  4,816                3,487

  Total assets                              $141,744             $133,478


LIABILITIES AND STOCKHOLDERS' EQUITY:
 Bank loan payable                            30,416               43,250
 Mortgage loan payable                        20,200                    -
 Accounts payable and accrued expenses         1,891                1,451
 Dividend payable                              1,856                1,765
 Acquisition payable                           3,000                3,000
 Other liabilities                             1,716                1,577


  Total liabilities                           59,079               51,043


Redeemable preferred stock:
  Series A convertible preferred stock,
  par value $0.01 per share; authorized
  10,000,000 shares; issued and outstanding
  8,333,334 shares; aggregate redemption
  amount $50,000; aggregate liquidation
  preference $52,500.                         50,000               50,000


Common stock and other
 stockholders' equity:
  Common stock, par value $0.02 per share;
     authorized 15,000,000 shares, issued
     and outstanding, 3,046,325 shares in
     1996; 3,045,325 shares in 1995               61                   61
   Additional paid-in capital                107,347              107,214
   Accumulated losses and distributions
     in excess of net income                 (74,743)             (74,840)

     Total common stock and other
      stockholders' equity                    32,665               32,435

     Total liabilities and stockholders'
      equity                                $141,744             $133,478





See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Unaudited)
        (in thousands, except share and per share amounts)



                                             1996              1995

Property operations:
  Rental income                            $5,709             $2,662

  Rental expenses:
     Operating expenses                     1,086                662

     Real estate taxes                        565                232

     Depreciation and amortization            608                341


Income from property operations             3,450              1,427


General and administrative expenses          (505)              (370)
Interest income                                18                 11

Interest expense                           (1,010)              (462)

Net income                                $ 1,953             $  606


Net income applicable to common
   stockholders (1)                       $   828             $  606



Net income per common and common
   equivalent share (1)(2)                $  0.26             $ 0.20


Weighted average number of common
   and common equivalent shares(2)      3,168,944          3,069,265






See accompanying notes to consolidated financial statements.




(1) Reflects dividend of $1,125 accrued during the first quarter of 1996 on $50,000 of preferred stock issued on September 18, 1995.

(2) Reflects the one-for-two reverse stock split effective March 29, 1996. The 1996 per share data reflects earnings per share on a primary and diluted basis.

                 BEDFORD PROPERTY INVESTORS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 1996
         AND THE YEAR ENDED DECEMBER 31, 1995 (Unaudited)
               (in thousands, except per share data)

                                                                                     Total
                                                               Accumulated          common
                                                                losses and       stock and
                                             Additional      distributions    other stock-
                             Common             paid-in       in excess of        holders'
                              stock             capital         net income          equity


 Balance, December 31, 1994     $60            $107,151          $(70,279)         $36,932

 Issuance of common stock         1                  63                 -               64

 Costs of issuance of
 preferred stock                  -                   -            (3,631)          (3,631)

 Redemption of rights             -                   -               (60)             (60)

 Net income                       -                   -             2,895            2,895

 Dividends to common
 stockholders ($0.82 per
 share)                           -                   -            (2,477)          (2,477)

 Dividends to preferred
 stockholders (9%)                -                   -            (1,288)          (1,288)


 Balance, December 31, 1995      61             107,214           (74,840)          32,435

 Issuance of common stock         -                 133                 -              133

 Net income                       -                   -             1,953            1,953

 Dividends to common
 stockholders ($0.24
 per share)                       -                   -              (731)            (731)

 Dividends to preferred
 stockholders (9%)                -                   -            (1,125)          (1,125)


 Balance March 31, 1996         $61            $107,347          $(74,743)         $32,665





See accompanying notes to consolidated financial statements.






                BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Unaudited)
                         (in thousands)


                                            1996               1995


Operating Activities:
  Net income                           $   1,953            $   606
  Adjustments to reconcile net
  income to net cash
    provided by operating activities:
    Depreciation and amortization            769                406
    Change in other assets                (1,544)               (94)
    Change in accounts payable and
      accrued expenses                       440                151
    Change in other liabilities              139                (14)


Net cash provided by operating
 activities                                1,757              1,055


Investing Activities:
  Investments in real estate              (7,497)               (75)

Net cash used by investing
  activities                              (7,497)               (75)


Financing Activities:
  Proceeds from bank loan                  7,700                750
  Proceeds from mortgage loan             20,200                  -
  Repayments of bank loan                (20,534)            (4,877)
  Issuance of common stock                   133                  -
  Payment of dividends                    (1,765)              (568)


Net cash provided (used) by
  financing activities                     5,734             (4,695)


Net decrease in cash                          (6)            (3,715)
Cash at beginning of period                1,027              4,733

Cash at end of period                  $   1,021            $ 1,018

Supplemental disclosure of
  cash flow information:
  Cash paid during the period
   for interest                        $     756            $   409






See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  The Company and Basis of Presentation

The Company

Bedford Property Investors Inc. (the "Company") is an equity real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the Western United States. On July 1, 1993, the Company (formerly known as ICM Property Investors Incorporated) reincorporated from the State of Delaware to the State of Maryland under a new name, Bedford Property Investors, Inc. As of and since July 1, 1993, the Company's Common Stock traded under the symbol "BED" on both the New York and Pacific Stock Exchanges.

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

Per Share Data

Per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Per share data reflects the retroactive application of the one-for-two reverse stock split effective March 29, 1996. The 1996 per share data reflects earnings per share on a primary and diluted basis. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. Dividends accrued on the Series A Convertible Preferred Stock are deducted from net income for purposes of determining net income applicable to common stockholders.

Note 2. Real Estate Investments

As of March 31, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows (in thousands):


                             Number of     Investment
                            Properties         Amount     % of  Total


Industrial Buildings                24      $  94,598              70
Office Buildings                     6         35,051              26
Retail Buildings                     1          6,258               4


Total                               31      $ 135,907             100


As of March 31, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

                             Number of     Investment
                            Properties         Amount     % of  Total


San Francisco Bay Area,
  California                       13       $  46,700              34
Greater Los Angeles Area,
  California                        5          40,955              30
Kansas City, Kansas                 5          13,712              10
Denver Metropolitan Area,
  Colorado                          3          11,262               8
Greater Portland Area,
  Oregon                            2          10,416               8
Salt Lake City, Utah                1           6,686               5
Minneapolis/St. Paul,
  Minnesota                         2           6,176               5

Total                              31        $135,907             100

The following table sets forth the Company's real estate investments as of March 31, 1996 (in thousands):

                                                                                     Less
                                                                              Accumulated
                                                      Land       Building    Depreciation        Total
INDUSTRIAL
Greater San Francisco Bay Area, California
Building 3
 Contra Costa Diablo Industrial Park, Concord     $    495        $ 1,236          $  150     $  1,581
Building 8
  Contra Costa Diablo Industrial Park, Concord         877          1,690             192        2,375
Building 18
  Mason Industrial Park, Concord                       610          1,310             165        1,755
Milpitas Town Center, Milpitas                       1,935          6,122             164        7,893
Auburn Court, Fremont                                1,414          2,514              16        3,912
Westinghouse Drive, Fremont                            271            909               6        1,174
350 E. Plumeria Drive, San Jose                      3,683          4,792              53        8,422
301 East Grand, South San Francisco                  2,070            975               6        3,039
342 Allerton, South San Francisco                    2,557          1,568              10        4,115
400 Grandview, South San Francisco                   3,299          3,594              23        6,870
410 Allerton, South San Francisco                    1,356            904               6        2,254
417 Eccles, South San Francisco                        661            520               3        1,178
               Subtotal                             19,228         26,134             794       44,568
Greater Los Angeles Area, California
Dupont Industrial Center, Ontario                    3,588          6,141             293        9,436
3002 Dow Business Center, Tustin                     4,305          7,497              56       11,746
               Subtotal                              7,893         13,638             349       21,182
Kansas City, Kansas
Ninety-Ninth Street #3, Lenexa                         360          2,172             257        2,275
Ninety-Ninth Street #1, Lenexa                         410          1,571              17        1,964
Ninety-Ninth Street #2, Lenexa                         183            564               6          741
Lackman Business Center, Lenexa                        628          1,663              19        2,272
               Subtotal                              1,581          5,970             299        7,252
Denver, Colorado
Bryant St. Annex, Denver                               495            880               5        1,370
Bryant St. Quad, Denver                              1,416          2,233              15        3,634
               Subtotal                              1,911          3,113              20        5,004
Greater Portland Area, Oregon
Twin Oaks Tech. Center, Beaverton                    1,468          4,921              32        6,357
Twin Oaks Business Park, Beaverton                   1,183          2,895              19        4,059
               Subtotal                              2,651          7,816              51       10,416
Minneapolis/St. Paul, Minnesota
St. Paul Business Center - East, Maplewood             766          1,792              12        2,546
St. Paul Business Center - West, Maplewood           1,236          2,410              16        3,630
               Subtotal                              2,002          4,202              28        6,176

               Total Industrial                     35,266         60,873           1,541       94,598

SUBURBAN OFFICE
Greater San Francisco Bay Area, California
Village Green, Lafayette                               743          1,452              63        2,132
Greater Los Angeles Area, California
1000 Town Center Drive, Oxnard                       1,785          4,813             444        6,154
Mariner Court, Torrance                              3,221          4,557             250        7,528
Laguna Hills Square, Laguna Hills                    2,436          3,655               -        6,091
               Subtotal                              7,442         13,025             694       19,773
Kansas City, Kansas
6600 College Blvd., Overland Park                    2,518          3,986              44        6,460
Salt Lake City, Utah
Woodlands Tower II, Salt Lake City                     945          6,150             409        6,686

               Total Suburban Office                11,648         24,613           1,210       35,051

RETAIL
Academy Place Shopping Center,
  Colorado Springs                                   2,889          3,391              22        6,258

Total                                              $49,803        $88,877          $2,773     $135,907

350 East Plumeria Drive
The property, a suburban research and development facility located in San Jose, California, was purchased for $8,325,000 or $58 per square foot on September 19, 1995. The Company recorded acquisition costs of $125,000 paid to Bedford Acquisitions, Inc. ("BAI"), a company wholly-owned by Mr. Bedford.

Lackman Business Center
The property, a single-story service center industrial project located in Lenexa, Kansas, was purchased for $2,250,000 or $49 per square foot on September 19, 1995. The Company recorded acquisition costs of $34,000 paid to BAI.

Ninety-Ninth Street Buildings 1 and 2
The properties, two service industrial buildings located in Lenexa, Kansas, were purchased for $2,685,000 or $55 per square foot on September 20, 1995. The Company recorded acquisition costs of $40,000 paid to BAI.

Cody Street Park, Building 6
In the third quarter 1995, the Company decided to sell the Cody Street Park, Building 6. The sale was completed on September 20, 1995, and resulted in a loss of $12,000.

6600 College Boulevard
The property, a suburban service center industrial complex located in Overland Park, Kansas, was purchased for $6,360,000 or $80 per square foot, on October 6, 1995. The property was acquired from AEW #25 Trust, an affiliate of BED Preferred No. 1 Limited Partnership which purchased $50 million of the Company's Series A Convertible Preferred Stock in September 1995. The directors of the Company who are affiliated with BED Preferred No. 1 Limited Partnership, however, played no role in this acquisition. The Company recorded acquisition costs of $95,000 paid to BAI.

IBM Building
During 1995, the Company continued to offer for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. On October 2, 1995, the Company completed the sale of the IBM Building for a cash sale price of $6,500,000, resulting in a loss of $630,000.

3002 Dow Business Center
The property, a five-building industrial project located in Tustin, California, was purchased for $11,500,000 or $60 per square foot on December 5, 1995. The Company recorded acquisition costs of $172,500 paid to BAI.

The Landsing Pacific Portfolio
On December 14, 1995, the Company acquired the Landsing Pacific Portfolio which consists of thirteen industrial properties and one retail property aggregating approximately one million rentable square feet located in Maplewood, Minnesota; Denver and Colorado Springs, Colorado; South San Francisco and Fremont, California; and Beaverton, Oregon. The Company paid $49,700,000 for the Landsing Pacific Portfolio or $50 per square foot. The acquisition was financed with $4,000,000 cash, borrowings of $42,700,000 under the Company's credit facility and a $3,000,000 payable secured by a letter of credit due one year from the date of issuance.
The Company recorded acquisition costs of $594,000 paid to BAI.

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

Laguna Hills Square
The property, a suburban three-building office complex located in Laguna Hills, California, was purchased for $5,998,000 or $117 per square foot on March 27, 1996. The Company recorded acquisition costs of $90,000 paid to BAI.

Westech Business Center
The property, a five-building service industrial project located in Phoenix, Arizona, was purchased for $7,677,000 or $53 per square foot on April 25, 1996. The Company recorded acquisition costs of 115,000 paid to BAI.

Woodlands Tower II
On April 8, 1996, the Company sold 3.6 acres of entitled land adjacent to its suburban office property in Salt Lake City, Utah for $1,000,000, consisting of $950,000 of cash and a note of $50,000 due in April 1997, with 10% interest payable monthly. The sale resulted in a gain of $359,000.

There has been no significant development in environmental matters or proceedings since the filing of the Company's 1995 Annual Report on Form 10-K.

The Company internally manages the majority of its properties and maintains centralized financial record-keeping. For all the properties located outside of California and Kansas, the Company has subcontracted on-site maintenance to local firms.

Note 3.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1995, options for 50,000 shares of Common Stock were exercised in exchange for two notes payable to the Company. The notes of $287,500 each bear interest at 7.5%. The unpaid balance of the notes is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

Note 4.  Debt

Bank Loan Payable
The daily weighted average amounts owing to the Bank of America under the Company's credit facility were $43,189,000 and $15,003,000 for the three months ending March 31, 1996 and 1995, respectively. The weighted average interest rates in these periods were 8.26% and 8.65%, respectively. The effective interest rate at March 31, 1996 was 7.67%.

In April 1996, the Company received a commitment from Bank of America to amend its existing credit facility. The amended facility will increase the commitment amount from $60 million to $100 million, and will extend the term and reduce the interest rates.

Mortgage Loans
In March 1996, the Company obtained $20,200,000 in mortgage loans which are secured by Woodlands Tower II, Dupont Industrial Center and 3002 Dow Business Center. The loans bear interest at 7.02% per annum and have a seven year term. Interest is due and payable monthly. The proceeds of the mortgage loans were used to pay down a portion of the outstanding borrowings under the credit facility.

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

Results of Operations - Three Months Ended March 31, 1996, Compared with Three Months Ended March 31, 1995.

Income
Income from property operations (defined as rental income less rental expenses) for the three months ended March 31, 1996, increased $2,023,000 or 142% compared to income from property operations for the same period in 1995. This is due primarily to an increase in rental income of $3,047,000 for the first three months in 1995 compared to the first three months in 1995, offset by an increase in rental expenses of $1,024,000.


The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments in the third and fourth quarters of 1995. The Company acquired the Landsing Pacific Portfolio and 3002 Dow Business Center in December 1995; 6600 College Boulevard in October 1995; 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1 and Ninety-Ninth Street #2 in September 1995. These acquisitions increased rental income and rental expenses by $3,300,000 and $1,121,000, respectively.

The effect of these acquisitions was partially offset by the sales of the IBM Building and Cody Street Park, Building 6 in October and September 1995, respectively, generating a reduction in rental income and rental expenses of approximately $354,000 and $136,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $548,000 or 119% for the first three months of 1996 compared with the same period in 1995. The increase is attributable to the Company's higher level of borrowings on its credit facility to finance the acquisition of properties in 1995, and higher financing costs incurred in connection with the amended and restated line of credit of $60 million. The amortization of loan fees was $144,000 and $56,000 in the first three months of 1996 and 1995, respectively. General and administrative expenses increased $135,000 or 36% for the first three months of 1996 compared with the same period in 1995, a result of managing a larger real estate portfolio.

Liquidity and Capital Resources

On September 18, 1995, the Company completed the sale of $50,000,000 of Series A Convertible Preferred Stock to an entity beneficially owned by an investment fund managed by Aldrich Eastman Waltch. The Series A Convertible Preferred Stock contains financial covenants and conditions that if the Company fails to maintain or achieve, its holders have the right to cause the Company to redeem all of the outstanding shares of Series A Convertible Preferred Stock at a redemption price of $6.00 per share plus all accrued dividends payable. In that case, the Company could experience substantial difficulty in financing such redemption and may be required to liquidate a substantial portion of its properties.

In March 1996, the Company obtained $20,200,000 in mortgage loans which are secured by Woodlands Tower II, Dupont Industrial Center and 3002 Dow Business Center. The loans bear interest at 7.02% per annum and have a seven year term. Interest is due and payable monthly. The proceeds of the mortgage loans were used to pay down a portion of the outstanding borrowings under the credit facility.

On April 24, 1996, the Company completed the sale of 3,350,000 shares of common stock at $13.00 per share. A portion of the net cash proceeds from the common stock was used to pay off the outstanding borrowings under the $60 million credit facility. The facility, obtained in December 1993 for $20 million and increased to $23 million in August 1994, was restated and amended to $60 million on September 18, 1995. The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town Center during the first nine months of 1994, the Landsing Pacific Fund Portfolio in
1995 and Laguna Hills in 1996.   At March 31, 1996, the Company was in
compliance with the covenants and requirements of its revolving credit facility. In April of 1996, the Company received a commitment from Bank of America to amend its existing credit facility. The amended facility will increase the commitment amount to $100 million and will extend the term and reduce the interest rates.

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

Dividends

Dividends declared for the first quarter of 1996 were $0.24 per share of common stock. Consistent with the Company's policy, the dividend declared for the last quarter of 1995 was paid in 1996; as a result, the Company's statement of cash flows for the period ended March 31, 1996 reflects dividends paid for the fourth quarter of 1995. Similarly, the Company's statement of cash flows for the period ended March 31, 1995 reflects dividends paid for the fourth quarter of 1994. The dividends declared for the fourth quarter of 1995 and 1994 were $0.21 and $0.19 per share of common stock, respectively. As of March 31, 1996, dividends of $1,125,000 were accrued on the Series A Convertible Preferred Stock. They are due and payable 45 days after the quarter end.

Government Regulations

The Company's properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. The Company believes that the Properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at its properties may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

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

Financial Condition

During the three months ended March 31, 1996, the Company's operating activities provided cash flow of $1,757,000. Investing activities utilized cash of $7,497,000 for real estate acquisitions. Financing activities provided cash flow of $5,734,000.

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 1996 and 1995 amounted to $2,561,000 and $947,000, respectively. FFO was determined in accordance with the National Association of Real Estate
Investment Trusts' interpretation published in March 1995.   FFO is
defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of assets related to real estate, after adjustments for unconsolidated ventures. FFO, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   None

Item 2.  CHANGES IN SECURITIES

   At the Company's special stockholders' meeting on March 28, 1996, the Company's stockholders approved the Company's one-for-two reverse stock split of the Company's common stock. The split, in which every two issued and outstanding shares of common stock of the Company, par value $0.01 per share, were changed into one share of common stock of the Company, par value $0.02, was effective as of March 29, 1996. The Company's common stock began trading on the New York Stock Exchange and the Pacific Stock Exchange on a post-reverse stock split basis on April 1, 1996.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its special stockholders' meeting on March 28, 1996, to consider the following proposals:

     1. To amend the Charter to delete in its entirety Article VIII, relating to certain business combinations.

     2. To approve the Company's one-for-two reverse stock split.

Following are the results of the meetings:

                                             For        Against     Abstain

Amendment of the Charter to
delete Article VIII, relating
to certain business combinations      12,201,899        325,523      51,468

One-for-two reverse stock split        4,984,827        228,591      28,551

Since the Company obtained more than the required affirmative vote of 80% on proposal 1 and 50% on proposal 2, both proposals were approved.

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

Exhibit No.  Exhibit

3.1 Charter of the Company, as amended, is incorporated herein by reference to Exhibit 4.1 to the Company's Registration
        Statement on Form S-2, Registration No. 333-921.


3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

10.13 Promissory Note dated March 20, 1996 executed by the Company and payable to the order of Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-2, Registration No. 333-921.

27*  Financial Data Schedule

* Filed herewith

B.   Reports on Form 8-K

     During the quarter ended March 31, 1996, the Company filed on February 15, 1995, a report on Form 8-K/A dated December 5, 1995, which supplemented Item 7 on Form 8-K dated December 5, 1995 regarding the acquisition of 3002 Dow Business Center. The following financial statements were filed: (i) Historical Summary and Gross Income and Direct Operating Expenses of 3002 Dow Business Center for the year ended December 31, 1994 and (ii) pro forma financial statements showing the effect resulting from the acquisition of 3002 Dow Business Center.

     During the quarter ended March 31, 1996, the Company filed on February 23, 1996, a report on Form 8-K/A dated December 14, 1995, which supplemented Item 7 on Form 8-K dated December 14, 1995, regarding the acquisition of the Landsing Pacific Portfolio. The following financial statements were filed: (i) Historical Summary and Gross Income and Direct Operating Expenses of the Landsing Pacific Portfolio for the year ended December 31, 1994 and (ii) pro forma financial statements showing the effect resulting from the acquisition of the Landsing Pacific Portfolio.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  May 8, 1996


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