Form 10-Q
period 1996-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1996-08-12
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                      Outstanding as of August 12, 1996
Common Stock, $0.02 par value                      6,471,325

                 BEDFORD PROPERTY INVESTORS, INC.

                               INDEX



PART I.  FINANCIAL INFORMATION                                        Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                             1

Consolidated Balance Sheets as of June 30, 1996
and December 31, 1995                                                 2

Consolidated Statements of Income for the three and six months ended
June 30, 1996 and 1995                                                3

Consolidated Statements of Stockholders' Equity for the six months
ended June 30, 1996 and the year ended December 31, 1995              4

Consolidated Statements of Cash Flows for the six months ended
June 30, 1996 and 1995                                                5

Notes to Consolidated Financial Statements                            6-11



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                               12-15


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                           16-18

SIGNATURES                                                            19

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

                 BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED BALANCE SHEETS (Unaudited)
            AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
       (in thousands, except share and per share amounts)

                                                  June 30,        December 31,
                                                   1996               1995
ASSETS:
 Real estate investments:
  Industrial buildings                            $115,004          $ 94,897
  Office buildings                                  39,992            30,025
  Retail buildings                                   6,281             6,261
                                                   161,277           131,183
  Less accumulated depreciation                      3,433             2,219
                                                   157,844           128,964
 Cash                                                  995             1,027
 Other assets                                        5,249             3,487

  Total assets                                    $164,088          $133,478


LIABILITIES AND STOCKHOLDERS' EQUITY:
 Bank loan payable                                   5,697            43,250
 Mortgage loan payable                              25,000                 -
 Accounts payable and accrued expenses               1,292             1,451
 Dividend payable                                    2,678             1,765
 Acquisition payable                                 3,000             3,000
 Other liabilities                                   2,485             1,577


  Total liabilities                              $  40,152         $  51,043


Redeemable preferred stock:
  Series A convertible preferred stock, par value
  $0.01 per share; authorized 10,000,000 shares;
  issued and outstanding 8,333,334 shares;
  aggregate redemption amount $50,000; aggregate
  liquidation preference $52,500.                   50,000            50,000


Common stock and other stockholders' equity:
  Common stock, par value $0.02 per share;
     authorized 15,000,000 shares, issued
     and outstanding, 6,471,325 shares in
     1996; 3,045,325 shares in 1995                    130                61
   Additional paid-in capital                      148,247           107,214
   Accumulated losses and distributions
     in excess of net income                       (74,441)          (74,840)

     Total common stock and other
      stockholders' equity                          73,936            32,435

     Total liabilities and
      stockholders' equity                        $164,088          $133,478



See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Unaudited)
        (in thousands, except share and per share amounts)

                                       Three Months              Six Months

                                    1996          1995       1996         1995

Property operations:
  Rental income                    $6,369        $2,616     $12,078      $5,278

  Rental expenses:
     Operating expenses             1,155           643       2,314       1,305

     Real estate taxes                669           250       1,234         482

     Depreciation and amortization    718           357       1,326         698


Income from property operations     3,827         1,366       7,204       2,793

General and administrative
     expenses                        (495)         (312)       (927)       (682)
Interest income                        44             8          62          19
Interest expense                     (755)         (446)     (1,765)       (908)

Income before gain on sale          2,621           616       4,574       1,222
Gain on sale of real estate
     investment                       359             -         359           -

Net income                         $2,980        $  616    $  4,933      $1,222


Net income applicable to common
   stockholders (1)                $1,855        $  616    $  2,683      $1,222


Primary earnings per common and
   common equivalent share         $ 0.33        $ 0.20    $   0.61      $ 0.40


Primary weighted average number
   of common and common
   equivalent shares(2)         5,682,402     3,067,181   4,432,999   3,066,375


Earnings per common share -
   assuming full dilution          $ 0.30        $ 0.20    $   0.57      $ 0.40


Weighted average number of
   common shares(2) -
   assuming full dilution       9,849,069     3,067,181   8,599,666   3,066,375



See accompanying notes to consolidated financial statements.




(1) Reflects dividend of $1,125 for each quarter of 1996 on $50,000 of preferred stock issued on September 18, 1995.

(2) Reflects the one-for-two reverse stock split effective March 29, 1996.

                 BEDFORD PROPERTY INVESTORS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1996
         AND THE YEAR ENDED DECEMBER 31, 1995 (Unaudited)
               (in thousands, except per share data)

                                                                                               Total
                                                                       Accumulated            common
                                                                        losses and         stock and
                                                   Additional        distributions      other stock-
                                   Common             paid-in         in excess of          holders'
                                    stock             capital           net income            equity


Balance, December 31, 1994            $60            $107,151            $(70,279)           $36,932

Issuance of common stock                1                  63                   -                 64

Costs of issuance of
    preferred stock                     -                   -              (3,631)            (3,631)

Redemption of rights                    -                   -                 (60)               (60)

Net income                              -                   -               2,895              2,895

Dividends to common stockholders
    ($0.82 per share)                   -                   -              (2,477)            (2,477)

Dividends to preferred
    stockholders (9%)                   -                   -              (1,288)            (1,288)


Balance, December 31, 1995             61             107,214             (74,840)            32,435

Issuance of common stock               69              43,622                   -             43,691

Cost of issuance of common stock        -              (2,589)                  -             (2,589)

Net income                              -                   -               4,933              4,933

Dividends to common stockholders
    ($0.48 per share)                   -                   -              (2,284)            (2,284)

Dividends to preferred
    stockholders (9%)                   -                   -              (2,250)            (2,250)


Balance, June 30, 1996               $130            $148,247            $(74,441)           $73,936





See accompanying notes to consolidated financial statements.






                BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Unaudited)
                         (in thousands)


                                                      1996           1995


Operating Activities:
  Net income                                      $  4,933       $  1,222
  Adjustments to reconcile net
     income to net cash
     provided by operating activities:
    Depreciation and amortization                    1,664            833
    Gain on sale of real estate investments           (359)             -
    Change in other assets                          (2,162)          (360)
    Change in accounts payable and
      accrued expenses                                (159)            57
    Change in other liabilities                        475             56


Net cash provided by operating activities            4,392          1,808


Investing Activities:
  Investments in real estate                       (30,274)          (471)
  Proceeds from sale of real estate investments        922              -


Net cash used by investing activities              (29,352)          (471)


Financing Activities:
  Proceeds from bank loan                           22,600          2,500
  Proceeds from mortgage loan                       25,000              -
  Repayments of bank loan                          (60,153)        (6,377)
  Issuance of common stock                          41,102             58
  Payment of dividends                              (3,621)        (1,136)


Net cash provided (used) by financing activities    24,928         (4,955)


Net decrease in cash                                   (32)        (3,618)
Cash at beginning of period                          1,027          4,733

Cash at end of period                             $    995      $   1,115


Supplemental disclosure of cash flow information:

a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired     $    433      $       -
      Note receivable from the sale of real
        estate investments                              50              -

b)  Cash paid during the period for interest         1,577            812




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

Per Share Data

Per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Per share data reflects the retroactive application of the one-for-two reverse stock split that took place on March 29, 1996. The 1996 per share data reflects earnings per share on a primary and fully diluted basis. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. The earnings per share calculation assuming full dilution assumes the conversion of the Company's Series A Convertible Preferred Stock. If exercised, the Series A Convertible Preferred Stock would have a dilutive effect. Dividends accrued on the Series A Convertible Preferred Stock are deducted from net income for purposes of determining net income applicable to common stockholders.

Note 2. Real Estate Investments

As of June 30, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows (in thousands):


                                 Number of         Investment
                                Properties             Amount       % of Total


Industrial                              27          $ 113,043               72
Office                                   7             38,561               24
Retail                                   1              6,240                4


Total                                   35          $ 157,844              100


As of June 30, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

                                 Number of          Investment
                                Properties              Amount      % of Total


San Francisco Bay Area,
    California                          16           $  60,892              39
Greater Los Angeles Area,
    California                           5              40,880              26
Kansas City, Kansas                      5              14,193               9
Denver Metropolitan Area, Colorado       3              11,226               7
Greater Portland Area, Oregon            2              10,395               6
Phoenix, Arizona                         1               7,986               5
Minneapolis/St. Paul, Minnesota          2               6,160               4
Salt Lake City, Utah                     1               6,112               4


Total                                   35            $157,844             100

The following table sets forth the Company's real estate investments as of June 30, 1996 (in thousands):

                                                                                    Less
                                                                             Accumulated
                                                    Land      Building      Depreciation        Total
INDUSTRIAL
Greater San Francisco Bay Area, California
Building 3
  Contra Costa Diablo Industrial Park,
  Concord                                       $    495      $  1,236             $ 162     $  1,569
Building 8
  Contra Costa Diablo Industrial Park,
  Concord                                            877         1,690               206        2,361
Building 18
  Mason Industrial Park, Concord                     610         1,310               175        1,745
Milpitas Town Center, Milpitas                     1,400         4,505               189        5,716
598 Gibraltar Drive, Milpitas                        535         2,655                29        3,161
Auburn Court, Fremont                              1,415         2,516                30        3,901
Westinghouse Drive, Fremont                          271           911                11        1,171
Fourier Avenue, Fremont                            2,120         7,018                13        9,125
350 E. Plumeria Drive, San Jose                    3,683         4,792                80        8,395
301 East Grand, South San Francisco                2,070         1,001                12        3,059
342 Allerton, South San Francisco                  2,558         1,569                19        4,108
400 Grandview, South San Francisco                 3,300         3,595                43        6,852
410 Allerton, South San Francisco                  1,356           905                11        2,250
417 Eccles, South San Francisco                      661           521                 6        1,176
            Subtotal                              21,351        34,224               986       54,589
Greater Los Angeles Area, California
Dupont Industrial Center, Ontario                  3,588         6,163               334        9,417
3002 Dow Business Center, Tustin                   4,305         7,555               105       11,755
            Subtotal                               7,893        13,718               439       21,172
Kansas City, Kansas
Ninety-Ninth Street #1, Lenexa                       410         1,571                26        1,955
Ninety-Ninth Street #2, Lenexa                       183           564                 9          738
Ninety-Ninth Street #3, Lenexa                       360         2,172               269        2,263
Lackman Business Center, Lenexa                      628         1,681                29        2,280
Lenexa Land, Lenexa                                  519             -                 -          519
            Subtotal                               2,100         5,988               333        7,755
Denver, Colorado
Bryant St. Annex, Denver                             495           880                10        1,365
Bryant St. Quad, Denver                            1,416         2,233                28        3,621
            Subtotal                               1,911         3,113                38        4,986
Greater Portland Area, Oregon
Twin Oaks Tech. Center, Beaverton                  1,469         4,926                61        6,334
Twin Oaks Business Park, Beaverton                 1,183         2,913                35        4,061
            Subtotal                               2,652         7,839                96       10,395
Phoenix, Arizona
Westech Business Center - Phoenix                  3,531         4,472                17        7,986

Minneapolis/St. Paul, Minnesota
St. Paul Business Center - East, Maplewood           766         1,795                22        2,539
St. Paul Business Center - West, Maplewood         1,236         2,415                30        3,621
            Subtotal                               2,002         4,210                52        6,160

            Total Industrial carried forward      41,440        73,564             1,961      113,043

                                                                                    Less
                                                                             Accumulated
                                                    Land      Building      Depreciation        Total
INDUSTRIAL
Total Industrial brought forward                  41,440        73,564             1,961      113,043


SUBURBAN OFFICE
Greater San Francisco Bay Area, California
Village Green, Lafayette                             743         1,523                75        2,191
100 View Street, Mountain View                     1,020         3,104                12        4,112
            Subtotal                               1,763         4,627                87        6,303

Greater Los Angeles Area, California
1000 Town Center Drive, Oxnard                     1,785         4,825               516        6,094
Mariner Court, Torrance                            3,221         4,579               283        7,517
Laguna Hills Square, Laguna Hills                  2,436         3,682                21        6,097
            Subtotal                               7,442        13,086               820       19,708

Kansas City, Kansas
6600 College Blvd., Overland Park                  2,518         3,986                66        6,438

Salt Lake City, Utah
Woodlands Tower II, Salt Lake City                   359         6,211               458        6,112


            Total Suburban Office                 12,082        27,910             1,431       38,561


RETAIL
Academy Place Shopping Center,
  Colorado Springs                                 2,890         3,391                41        6,240


Total                                            $56,412      $104,865            $3,433     $157,844



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

Westech Business Center
The property, a five-building service industrial project located in Phoenix, Arizona, was purchased for $7,677,000 or $53 per square foot on April 25, 1996. The Company recorded acquisition costs of $115,000 paid to BAI.

598 Gibraltar Drive
The property was developed on an unleased basis on a 3.1 acre parcel located on the Company's Milpitas Town Center property in Milpitas, California, and consists of a single story research and development facility with approximately 45,090 square feet. The project was completed in April of 1996, with total costs (excluding land) amounting to $2,655,000. The Company recorded development costs of $63,000 paid to BAI.

100 View Street
The property, a two-story office building located in Mountain View, California, was purchased for $4,100,000 or $97 per square foot on May 3, 1996. The Company recorded acquisition costs of $61,500 paid to BAI.

Fourier Avenue
The property, a two-building research and development/office complex in Fremont, California, was purchased for $9,000,000 or $86 per square foot on May 30, 1996. The Company recorded acquisition costs of $135,000 paid to BAI.

Lenexa Land
The property, a 4.8 acre parcel of land adjacent to Ninety-Ninth Street #2 and #3 in Lenexa, Kansas, was purchased for $508,000 on June 5, 1996. The purchase price consists of $75,000 cash and a non-interest bearing note of $433,000 due and payable in December 1997. The Company plans to construct a 68,000 square-foot building on the site. The Company recorded acquisition costs of $7,600 paid to BAI.

Lundy Avenue
The property, a research and development building in San Jose, California, was purchased for $4,167,000 or $69 per square foot on July 9, 1996. The Company recorded acquisition costs of $62,500 paid to BAI.

There has been no significant development in environmental matters or proceedings since the filing of the Company's 1995 Annual Report on Form 10-K.

The Company internally manages the majority of its properties and maintains centralized financial record-keeping. For all the properties located outside of California, Kansas and Arizona, the Company has subcontracted on-site maintenance to local firms.

Note 3.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1995, options for 50,000 shares of Common Stock were exercised in exchange for two notes, of $287,500 each, payable to the Company. During 1996, options for 75,000 shares of Common Stock were exercised in exchange for three notes, of $325,000 each, payable to the Company. The notes bear interest at 7.5%. The unpaid balance of the notes is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

Note 4.  Debt

Bank Loan Payable
The daily weighted average amounts owing to the Bank of America under the Company's credit facility were $26,815,000 and $17,834,000 for the six months ending June 30, 1996 and 1995, respectively. The weighted average interest rates in these periods were 8.23% and 8.86%, respectively. The effective interest rate at June 30, 1996 was 7.5%.

In July 1996, the Company's existing credit facility was amended to increase the commitment amount from $60 million to $100 million, with extended terms and reduced interest rates.

Mortgage Loans
In 1996, the Company obtained $25,000,000 in mortgage loans which are secured by Woodlands Tower II, Dupont Industrial Center, 3002 Dow Business Center and Milpitas Town Center. The loans bear interest at 7.02% per annum and have a seven year term. Interest is due and payable monthly. The proceeds of the mortgage loans were used to pay down a portion of the outstanding borrowings under the credit facility.

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

Results of Operations - Six Months Ended June 30, 1996, Compared with Six Months Ended June 30, 1995.

Income
Income from property operations (defined as rental income less rental expenses) for the six months ended June 30, 1996, increased $4,411,000 or 158% compared to income from property operations for the same period in 1995. This is due primarily to an increase in rental income of $6,800,000 for the first six months in 1996 compared to the first six months in 1995, offset by an increase in rental expenses of $2,389,000.


The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments in the third and fourth quarters of 1995 and the first six months in 1996. The Company acquired 100 View Street and Fourier Avenue in May 1996; Westech Business Center in April 1996; Laguna Hills in March 1996; the Landsing Pacific Portfolio and 3002 Dow Business Center in December 1995; 6600 College Boulevard in October 1995; 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1 and Ninety-Ninth Street #2 in September 1995. In addition, the Company completed the development of a speculative building at 598 Gibraltar Drive which was 100% leased in May 1996. These acquisitions and development activity increased rental income and rental expenses by $7,338,000 and $2,407,000, respectively.

The effect of these acquisitions and development activity was partially offset by the sales of the IBM Building and Cody Street Park, Building
6 in October and September 1995, respectively, generating a reduction in rental income and rental expenses of approximately $709,000 and $449,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $857,000 or 94% for the first six months of 1996 compared with the same period in 1995. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1996, and higher financing costs incurred in connection with its credit facility and mortgage loans. The amortization of loan fees was $303,000 and $111,000 in the first six months of 1996 and 1995, respectively. General and administrative expenses increased $245,000 or 36% for the six months of 1996 compared with the same period in 1995, a result of managing a larger real estate portfolio.

Gain on Sale
On April 8, 1996, the Company sold 3.6 acres of entitled land adjacent to its suburban office property in Salt Lake City, Utah for $1,000,000, consisting of $950,000 of cash and a note of $50,000 due in April 1997, with 10% interest payable monthly. The sale resulted in a gain of $359,000.

Results of Operations - Three Months Ended June 30, 1996, Compared with Three Months Ended June 30, 1995.

Income
Income from property operations (defined as rental income less rental expenses) for the three months ended June 30, 1996, increased $2,461,000 or 180% compared to income from property operations for the same period in 1995. This is due primarily to an increase in rental income of $3,753,000 for the second quarter of 1996 compared to the second quarter of 1995, offset by an increase in rental expenses of $1,292,000.

The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments in the third and fourth quarter of 1995 and the first six months of 1996. The Company acquired 100 View Street and Fourier Avenue in May 1996; Westech Business Center in April 1996; Laguna Hills in March 1996; the Landsing Portfolio and 3002 Dow Business Center in December 1995; 6600 College Boulevard in October 1995; 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1 and Ninety-Ninth Street #2 in September 1995. In addition, the Company completed the development of a speculative building at 598 Gibraltar Drive which was 100% leased in May 1996. These acquisitions and development activity increased rental income and rental expenses by $4,024,000 and $1,284,000, respectively.

The effect of these acquisitions and development activity was partially offset by the sales of the IBM Building and Cody Street Park, Building
6 in October and September 1995, respectively, generating a reduction in rental income and rental expenses of approximately $354,000 and $239,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $309,000 or 69% for the second quarter of 1996 compared with the same period in 1995. The increase is attributable to the Company's higher level of borrowings on its credit facility to finance the acquisition of properties in 1995, and higher financing costs incurred in connection with credit facility and mortgages. The amortization of loan fees was $158,000 and $55,000 in the second quarter of 1996 and 1995, respectively. General and administrative expenses increased $329,000 or 59% for the first three months of 1996 compared with the same period in 1995, a result of managing a larger real estate portfolio.

Gain on Sale
On April 8, 1996, the Company sold 3.6 acres of entitled land adjacent to its suburban office property in Salt Lake City, Utah for $1,000,000, consisting of $950,000 of cash and a note of $50,000 due in April 1997, with 10% interest payable monthly. The sale resulted in a gain of $359,000.

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

In 1996, the Company obtained $25,000,000 in mortgage loans which are secured by Woodlands Tower II, Dupont Industrial Center, 3002 Dow Business Center and Milpitas Town Center. The loans bear interest at 7.02% per annum and have a seven year term. Interest is due and payable monthly. The proceeds of the mortgage loans were used to pay down a portion of the outstanding borrowings under the credit facility.

On April 24, 1996, the Company completed the sale of 3,350,000 shares of common stock at $13.00 per share. A portion of the net cash proceeds from the common stock was used to pay off the outstanding borrowings under the Company's $60 million credit facility. The facility, obtained in December 1993 for $20 million and increased to $23 million in August 1994, was restated and amended to $60 million on September 18, 1995. The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town Center during the first nine months of 1994; the Landsing Pacific Fund Portfolio in 1995; Laguna Hills, Fourier Avenue, Lundy Avenue and the development of
the 598 Gibraltar Drive in 1996.   At June 30, 1996, the Company was in
compliance with the covenants and requirements of the revolving credit facility. In July 1996, the facility was amended to (i) increase the commitment amount from $60 million to $100 million, (ii) extend the terms to July 1, 1999 and (iii) reduce the interest rates by 0.25%.


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

Potential Factors Affecting Future Operating Results

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company anticipates that its results from operations may be impacted negatively by future increases in interest rates and borrowings to finance additional property acquisitions.

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

Dividends

Quarterly dividends declared for the first and second quarters of 1996 were $0.24 per share of common stock. Consistent with the Company's policy, the dividend declared for the last quarter of 1995 was paid in 1996; as a result, the Company's statement of cash flows for the period ended June 30, 1996 reflects dividends paid for the fourth quarter of 1995 and the first quarter of 1996. Similarly, the Company's statement of cash flows for the period ended June 30, 1995 reflects dividends paid for the fourth quarter of 1994 and the first quarter of 1995. The dividends declared for the fourth quarter of 1995 and 1994 were $0.21 and $0.19 per share of common stock, respectively. As of June 30, 1996, dividends of $1,125,000 were accrued on the Series A Convertible Preferred Stock. They are due and payable 45 days after the quarter end.

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

Financial Condition

During the six months ended June 30, 1996, the Company's operating activities provided cash flow of $4,392,000. Investing activities utilized cash of $29,352,000, mainly for real estate acquisitions. Financing activities provided cash flow of $24,928,000.

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 1996 amounted to $3,340,000 and $5,900,000, respectively.
During the same periods in 1995, FFO amounted to $964,000 and $1,920,000, respectively. FFO was determined in accordance with the National Association of Real Estate Investment Trusts' interpretation published
in March 1995.   FFO is defined as net income, excluding gains or losses
from debt restructuring and sales of property, plus depreciation and amortization of assets related to real estate, after adjustments for unconsolidated ventures. FFO, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual stockholders' meeting on May 16, 1996, to consider the following proposals:

     1. Election of five directors by the holders of the Common Stock for the ensuing year.

     2. Election of two directors by the holders of the Preferred Stock for the ensuing year.

     3. To approve amendments to the Company's 1992 Directors' Stock Option Plan to (i) increase the number of shares reserved for issuance thereunder from 250,000 to 500,000 and (ii) change the maximum expiration date of options granted thereunder from five and ten years; and

     4. To ratify the appointment by the Board of Directors of the Company's independent public accountants for the year ending December 31, 1996.

All proposals were approved.  Following are the results of the meetings:

                                                 For   Against         Abstain

1.   Election of the following five
     Directors by the holders
     of the Common Stock

     Claude M. Ballard                     2,186,722    11,673            None

     Peter B. Bedford                      2,186,704    11,691            None

     Anthony Downs                         2,186,772    11,623            None

     Anthony Frank                         2,186,672    11,723            None

     Martin I. Zankel                      2,186,592    11,803            None

2.   Election of the two following
     Directors by the holders of the
     Preferred Stock:

     Thomas G. Eastman                          100%        0%              0%

     Thomas H. Nolan                            100%        0%              0%

3.   To approve amendments to the Company's
     1992 Directors' Stock Option Plan     1,332,123   221,952          12,820

4.   To ratify the appointment by the Board of
     Directors of the Company independent
     public accountants                    2,177,911    12,493           7,991

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

10.4* Second Amended and Restated Credit Agreement dated as of June 26, 1996, by and between the Company, as Borrower, Bank of America National Trust and Savings Association and the several financial institutions (the "Banks").

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

10.13* Amended and Restated Promissory Note date May 24, 1996 executed by the Company and payable to the order of Prudential Insurance Company of America.

27*  Financial Data Schedule

* Filed herewith

B.   Reports on Form 8-K

     During the quarter ended March 31, 1996, the Company filed on February 15, 1995, a report on Form 8-K/A dated December 5, 1995, which supplemented Item 7 on Form 8-K dated December 5, 1995 regarding the acquisition of 3002 Dow Business Center. The following financial statements were filed: (i) Historical Summary of Gross Income and Direct Operating Expenses of 3002 Dow Business Center for the year ended December 31, 1994 and (ii) pro forma financial statements showing the effect resulting from the acquisition of 3002 Dow Business Center.

     During the quarter ended March 31, 1996, the Company filed on February 23, 1996, a report on Form 8-K/A dated December 14, 1995, which supplemented Item 7 on Form 8-K dated December 14, 1995, regarding the acquisition of the Landsing Pacific Portfolio. The following financial statements were filed: (i) Historical Summary of Gross Income and Direct Operating Expenses of the Landsing Pacific Portfolio for the year ended December 31, 1994 and (ii) pro forma financial statements showing the effect resulting from the acquisition of the Landsing Pacific Portfolio.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  August 12, 1996


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