Form 10-Q
period 1996-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1996-11-13
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                           Outstanding as of November 13, 1996
Common Stock, $0.02 par value                               6,501,325

                   BEDFORD PROPERTY INVESTORS, INC.

                                INDEX



PART I.  FINANCIAL INFORMATION                                           Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                                  1

Consolidated Balance Sheets as of September 30, 1996
and December 31, 1995                                                      2

Consolidated Statements of Income for the three and nine
months ended September 30, 1996 and 1995                                   3

Consolidated Statements of Stockholders' Equity for the
nine months ended September 30, 1996 and the year ended
December 31, 1995                                                          4

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1996 and 1995                                          5

Notes to Consolidated Financial Statements                              6-12



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                13-16


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                            17-26

SIGNATURES                                                                26

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


                 BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED BALANCE SHEETS (Unaudited)
         AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
       (in thousands, except share and per share amounts)
                                                September 30,          December 31,
                                                    1996                    1995
ASSETS:
 Real estate investments:
  Industrial buildings - held for investment      $122,001               $ 94,897
  Office buildings                                  52,677                 30,025
  Industrial buildings - held for sale               6,355                    -
  Retail buildings                                   6,281                  6,261
                                                   187,314                131,183
  Less accumulated depreciation                      4,150                  2,219
                                                   183,164                128,964
  Cash                                               1,127                  1,027
  Other assets                                       5,654                  3,487

  Total assets                                    $189,945               $133,478


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Bank loan payable                                 30,754                 43,250
  Mortgage loan payable                             25,000                    -
  Accounts payable and accrued expenses              2,349                  1,451
  Dividend payable                                   2,815                  1,765
  Acquisition payable                                3,000                  3,000
  Other liabilities                                  2,480                  1,577


  Total liabilities                              $  66,398              $  51,043


Redeemable preferred stock:
  Series A convertible preferred stock,
  par value $0.01 per share; authorized
  10,000,000 shares; issued and outstanding
  8,333,334 shares; aggregate redemption
  amount $50,000; aggregate liquidation
  preference $52,500.                               50,000                 50,000


Common stock and other stockholders' equity:
  Common stock, par value $0.02 per share;
     authorized 15,000,000 shares, issued
     and outstanding, 6,501,325 shares in
     1996; 3,045,325 shares in 1995                    130                     61
  Additional paid-in capital                       147,744                107,214
  Accumulated losses and distributions
     in excess of net income                       (74,327)               (74,840)

     Total common stock and other
      stockholders' equity                          73,547                 32,435

     Total liabilities and stockholders'
      equity                                      $189,945               $133,478


See accompanying notes to consolidated financial statements.

                     BEDFORD PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (Unaudited)
              (in thousands, except share and per share amounts)


                                         Three Months               Nine Months
                                          1996           1995          1996         1995

Property operations:
  Rental income                        $  7,090       $  2,774       $19,168     $  8,052
  Rental expenses:
     Operating expenses                   1,483            772         3,797        2,077
     Real estate taxes                      589            261         1,823          743
     Depreciation and amortization          788            372         2,114        1,070
     Provision for loss on real
       estate investment                    -              630           -            630

Income from property operations           4,230            739        11,434        3,532

General and administrative expenses        (414)          (336)       (1,341)      (1,018)
Interest income                              43             37           105           56
Interest expense                           (927)          (401)       (2,692)      (1,309)

Income before gain (loss) on sale         2,932             39         7,506        1,261

Gain (loss) on sale of real
  estate investment                         -              (12)          359          (12)

Net income                             $  2,932        $    27       $ 7,865     $  1,249


Net income (loss) applicable to
  common stockholders (1)              $  1,807        $  (133)      $ 4,490     $  1,089


Primary earnings (loss) per
  common and common equivalent
  share (1)                            $   0.27        $ (0.04)      $  0.87     $   0.36


Primary weighted average number
  of common and common
  equivalent shares (2)               6,601,527      3,081,186     5,161,087    3,071,380


Earnings (loss) per common share
  - assuming full dilution             $   0.27        $ (0.04)      $  0.84     $   0.36


Weighted average number of common
   shares(2) - assuming
   full dilution                     10,782,393      3,081,186     9,323,223    3,071,380


See accompanying notes to consolidated financial statements.



(1) Reflects dividends of $1,125 for each quarter of 1996 and $160 for the third quarter of 1995 on $50,000 of preferred stock issued on September 18, 1995.

(2)  Reflects the one-for-two reverse stock split effective March 29, 1996.


                 BEDFORD PROPERTY INVESTORS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
         AND THE YEAR ENDED DECEMBER 31, 1995 (Unaudited)
               (in thousands, except per share data)

                                                                                      Total
                                                                 Accumulated         common
                                                                  losses and      stock and
                                               Additional      distributions   other stock-
                                Common            paid-in       in excess of       holders'
                                 stock            capital         net income         equity


Balance, December 31, 1994        $ 60           $107,151          $(70,279)        $36,932

Issuance of common stock             1                 63               -                64

Costs of issuance of
  preferred stock                   -                 -              (3,631)         (3,631)

Redemption of rights                -                 -                 (60)            (60)

Net income                          -                 -               2,895           2,895

Dividends to common
  stockholders
  ($0.82 per share)                 -                 -              (2,477)         (2,477)

Dividends to preferred
  stockholders (9%)                 -                 -              (1,288)         (1,288)

Balance, December 31, 1995          61            107,214           (74,840)         32,435

Issuance of common stock            69             43,632               -            43,701

Costs of issuance of
  preferred stock                   -                 -                  (2)             (2)

Costs of issuance of
  common stock                      -              (3,102)              -            (3,102)

Net income                          -                 -               7,865           7,865

Dividends to common
  stockholders
  ($.74 per share)                  -                 -              (3,975)         (3,975)

Dividends to preferred
  stockholders (9%)                 -                 -              (3,375)         (3,375)

Balance, September 30, 1996       $130           $147,744          $(74,327)        $73,547


See accompanying notes to consolidated financial statements.





                BEDFORD PROPERTY INVESTORS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (Unaudited)
                         (in thousands)
                                                            1996             1995

Operating Activities:
  Net income                                               $7,865           $1,249
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                           2,643            1,273
    Loss (gain) on sale of real estate investments           (359)              12
    Provision for loss on real estate investment                -              630
    Change in other assets                                 (2,829)          (2,090)
    Change in accounts payable and accrued expenses           898              270
    Change in other liabilities                               470              157

Net cash provided by operating activities                   8,688            1,501

Investing Activities:
  Investments in real estate                              (56,311)         (14,688)
  Proceeds from sale of real estate investments               922            1,433

Net cash used by investing activities                     (55,389)         (13,255)

Financing Activities:
  Proceeds from bank loan                                  55,092            3,850
  Proceeds from mortgage loan                              25,000              -
  Repayments of bank loan                                 (67,588)         (26,250)
  Issuance of common stock                                 40,597               58

  Net proceeds from sale of preferred stock                   -             46,750
  Redemption of rights                                        -                (60)
  Payment of dividends                                     (6,300)          (1,765)

Net cash provided by financing activities                  46,801           22,583

Net increase in cash                                          100           10,829
Cash at beginning of period                                 1,027            4,733

Cash at end of period                                      $1,127          $15,562

Supplemental disclosure of cash flow information:

a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired              $  433          $   -
      Note receivable from the sale of real
        estate investments                                     50              -

b)  Cash paid during the period for interest                2,125            1,283



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

Per Share Data

Per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Per share data reflects the retroactive application of the one-for-two reverse stock split which took place on March 29, 1996. The 1996 per share data reflects earnings per share on a primary and fully diluted basis. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. The earnings per share calculation assuming full dilution assumes the conversion of the Company's Series A Convertible Preferred Stock. If exercised, the Series A Convertible Preferred Stock would have a dilutive effect. Dividends accrued on the Series A Convertible Preferred Stock are deducted from net income for purposes of determining net income applicable to common stockholders.

Note 2. Real Estate Investments

As of September 30, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows (in thousands):

                                                Number of         Investment
                                               Properties             Amount     % of  Total


Industrial buildings - held for investment             29           $119,662              65
Office buildings                                        8             51,007              28
Industrial buildings - held for sale                    2              6,274               4
Retail buildings                                        1              6,221               3

Total                                                  40           $183,164             100

As of September 30, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

                                                Number of         Investment
                                               Properties             Amount     % of  Total

San Francisco Bay Area, California                     20           $ 72,776              40
Greater Los Angeles Area, California                    5             40,890              22
Kansas City, Kansas                                     5             14,141               8
Bellevue, Washington                                    1             12,332               7
Denver Metropolitan Area, Colorado                      3             11,215               6
Greater Portland Area, Oregon                           2             10,381               6
Phoenix, Arizona                                        1              9,091               5
Minneapolis/St. Paul, Minnesota                         2              6,274               3
Salt Lake City, Utah                                    1              6,064               3

Total                                                  40           $183,164             100

As of September 30, 1996 the Company decided to offer for sale the two industrial properties located in St. Paul, Minnesota. Since the sales price approximates the current carrying value of the properties, no provision for possible loss is recorded.

The following table sets forth the Company's real estate investments as of September 30, 1996 (in thousands):

                                                                                  Less
                                                                           Accumulated
                                                Land       Building       Depreciation          Total
INDUSTRIAL - HELD FOR INVESTMENT
Greater San Francisco Bay Area, California
Building 3
  Contra Costa Diablo Industrial Park,
  Concord                                    $   495        $ 1,235            $   174       $  1,556
Building 8
  Contra Costa Diablo Industrial Park,
  Concord                                        877          1,690                222          2,345
Building 18
  Mason Industrial Park, Concord                 610          1,316                184          1,742
115 Mason Circle, Concord                        697            855                  2          1,550
Milpitas Town Center, Milpitas                 1,400          4,507                215          5,692
598 Gibraltar Drive, Milpitas                    535          2,522                 37          3,020
Auburn Court, Fremont                          1,415          2,632                 44          4,003
47650 Westinghouse Drive, Fremont                271            913                 16          1,168
47600 Westinghouse Drive, Fremont                356          1,067                  2          1,421
Fourier Avenue, Fremont                        2,120          7,018                 52          9,086
350 E. Plumeria Drive, San Jose                3,683          4,793                107          8,369
Lundy Avenue, San Jose                         2,055          2,262                 12          4,305
301 East Grand, South San Francisco            2,070          1,013                 18          3,065
342 Allerton, South San Francisco              2,558          1,795                 28          4,325
400 Grandview, South San Francisco             3,300          3,597                 63          6,834
410 Allerton, South San Francisco              1,356            905                 16          2,245
417 Eccles, South San Francisco                  661            521                  9          1,173
860-870 Napa Valley Corporate Way                933          3,515                  -          4,448
            Subtotal                          25,392         42,156              1,201         66,347
Greater Los Angeles Area, California
Dupont Industrial Center, Ontario              3,588          6,162                372          9,378
3002 Dow Business Center, Tustin               4,305          7,597                156         11,746
            Subtotal                           7,893         13,759                528         21,124
Kansas City, Kansas
Ninety-Ninth Street #1, Lenexa                   408          1,565                 35          1,938
Ninety-Ninth Street #2, Lenexa                   183            565                 13            735
Ninety-Ninth Street #3, Lenexa                   360          2,172                281          2,251
Lackman Business Center, Lenexa                  628          1,686                 40          2,274
Lenexa Land, Lenexa                              527              -                  -            527
            Subtotal                           2,106          5,988                369          7,725
Denver, Colorado
Bryant St. Annex, Denver                         495            879                 15          1,359
Bryant St. Quad, Denver                        1,416          2,261                 42          3,635
            Subtotal                           1,911          3,140                 57          4,994
Greater Portland Area, Oregon
Twin Oaks Tech. Center, Beaverton              1,469          4,945                 89          6,325
Twin Oaks Business Park, Beaverton             1,183          2,926                 53          4,056
            Subtotal                           2,652          7,871                142         10,381
Phoenix, Arizona
Westech Business Center, Phoenix               3,531          4,560                 42          8,049
Phoenix Land, Phoenix                          1,042              -                  -          1,042
            Subtotal                           4,573          4,560                 42          9,091

Total Industrial - held for investment       $44,527        $77,474             $2,339       $119,662

SUBURBAN OFFICE
Greater San Francisco Bay Area, California
Village Green, Lafayette                     $   743        $ 1,535             $   85       $  2,193
100 View Street, Mountain View                 1,020          3,245                 29          4,236
            Subtotal                           1,763          4,780                114          6,429

Greater Los Angeles Area, California
1000 Town Center Drive, Oxnard                 1,785          4,828                588          6,025
Mariner Court, Torrance                        3,221          4,613                317          7,517
Laguna Hills Square, Laguna Hills              2,436          3,832                 44          6,224
            Subtotal                           7,442         13,273                949         19,766

Kansas City, Kansas
6600 College Blvd., Overland Park              2,518          3,986                 88          6,416

Salt Lake City, Utah
Woodlands Tower II, Salt Lake City               359          6,211                506          6,064

Bellevue, Washington
Kenyon Center, Bellevue                        5,095          7,250                 13         12,332

            Total Suburban Office             17,177         35,500              1,670         51,007

INDUSTRIAL - HELD FOR SALE
Minneapolis/St. Paul, Minnesota
St. Paul Business Center - East, Maplewood       766          1,878                 36          2,608
St. Paul Business Center - West, Maplewood     1,236          2,475                 45          3,666
            Total Industrial - held for sale   2,002          4,353                 81          6,274

RETAIL
Academy Place Shopping Center,
  Colorado Springs                             2,890          3,391                 60          6,221

Total                                        $66,596       $120,718             $4,150       $183,164



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

598 Gibraltar Drive
The property was developed on an unleased basis on a 3.1 acre parcel located on the Company's Milpitas Town Center property in Milpitas, California, and consists of a single story research and development facility with approximately 45,090 square feet. The project was completed in April of 1996, with total costs (excluding land) amounting to $2,522,000. The Company recorded development costs of $63,000 paid to BAI.

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

Phoenix Land
The property, a six acre parcel of land located in Phoenix, Arizona, was purchased for $916,000 on July 31, 1996. The company plans to construct two buildings on the site totalling 81,000 square feet to complement the existing 143,000 square feet Westech Business Center. The Company recorded acquisition costs of $14,000 paid to BAI.

Kenyon Center
The property, a four story suburban office building located in Bellevue, Washington, was purchased for $12,156,000 or $128 per square foot on September 5, 1996. The Company recorded acquisition costs of $182,000 paid to BAI.

115 Mason Circle
The property, a warehouse building located in Concord, California, was purchased for $1,525,000 or $44 per square foot on September 5, 1996. The Company recorded acquisition costs of $23,000 paid to BAI.

47600 Westinghouse Drive
The property, a research and development building located in Fremont, California, was purchased for $1,400,000 or $58 per square foot on September 5, 1996. The Company recorded acquisition costs of $21,000 paid to BAI.

860-870 Napa Valley Corporate Way
The property, a service center/office complex located in Napa, California, was purchased for $4,375,000 or $65 per square foot on September 19, 1996. The Company recorded acquisition costs of $66,000 paid to BAI.

Carroll Tech Center
The property, a three building research and development complex located in San Diego, California, was purchased for $7,044,000 or $79 per square foot on October 7, 1996. The Company recorded acquisition costs of $106,000 paid to BAI.

47633 Westinghouse Drive
The property, a research and development building located in Fremont, California, was purchased for $4,225,000 or $85 per square foot on October 15, 1996. Additionally, an adjacent 4.48 acre of vacant land was purchased for $1,600,000. The Company recorded acquisitions costs of $87,000 paid to BAI.

Vista #1 and 2
The property, a two industrial building complex located in Vista, California was purchased for $5,100,000 or $57 per square foot on October 17, 1996. The Company recorded acquisition costs of $76,500 paid to BAI.

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

Note 3.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1995, options for 50,000 shares of Common Stock were exercised in exchange for two notes, of $287,500 each, payable to the Company. During 1996, options for 105,000 shares of Common Stock were exercised in exchange for five notes, totalling $1,365,000, payable to the Company. The notes bear interest at 7.5%. Additional paid in capital in the accompanying consolidated financial statements is shown net of the unpaid balance of these notes.

Note 4.  Debt

Bank Loan Payable
The Company's Credit Facility, which as of September 30, 1996, had an outstanding balance of $30,754,000, permits the Company to borrow and issue letters of credit thereunder. Borrowings under the facility bear interest at a floating rate, which is equal to prime plus 0.25% or LIBOR plus 2%. As of September 30, 1996, the facility was secured by mortgages on 19 properties which collectively accounted for approximately 43% of the Company's annualized base rents along with the rental proceeds from such properties. As of September 30, these 19 properties comprised 41% of the Company's total assets. The facility expires on July 1, 1999, when the principal amount of all outstanding borrowings must be paid.
The daily weighted average amounts owing to the Bank of America under the credit facility were $23,182,000 and $18,112,000 for the nine months ending September 30, 1996 and 1995, respectively. The weighted average interest rates in these periods were 8.13% and 8.73%, respectively. The effective interest rate at September 30, 1996 was 7.70%.

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

Results of Operations - Nine Months Ended September 30, 1996, Compared with Nine Months Ended September 30, 1995.

Income
Income from property operations (defined as rental income less rental expenses) for the nine months ended September 30, 1996, increased $7,902,000 or 224% compared to income from property operations for the same period in 1995. This is due primarily to an increase in rental income of $11,116,000 for the first nine months in 1996 compared to the first nine months in 1995, offset by an increase in rental expenses of $3,214,000.

The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments in the third and fourth quarters of 1995 and the first nine months in 1996. The Company acquired 860-870 Napa Valley Corporate Way, 47600 Westinghouse Drive, 115 Mason Circle, and Kenyon Center in September 1996; Lundy Avenue in July 1996; 100 View Street and Fourier Avenue in May 1996; Westech Business Center in April 1996; Laguna Hills in March 1996; the Landsing Pacific Portfolio and 3002 Dow Business Center in December 1995; 6600 College Boulevard in October 1995; 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1 and Ninety-Ninth Street #2 in September 1995. In addition, the Company completed the development of a speculative building at 598 Gibraltar Drive which was 100% leased in May 1996. These acquisitions and development activity increased rental income and rental expenses by $11,933,000 and $3,945,000, respectively. This was partially offset by the sales of the IBM Building and Cody Street Park, Building
6 in October and September 1995, respectively, generating a reduction in rental income and rental expenses of approximately $1,057,000 and $683,000, respectively.

In September 1995, the Company recorded a provision for possible loss of $630,000 in anticipation of the sale of the IBM Building which was completed on October 2, 1995. There was no provision for possible loss recorded during the nine months ended September 30, 1996.

Expenses
Interest expense, which includes amortization of loan fees, increased $1,383,000 or 106% for the first nine months of 1996 compared with the same period in 1995. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1996, and higher financing costs incurred in connection with its credit facility and mortgage loans. The amortization of loan fees was $475,000 and $167,000 in the first nine months of 1996 and 1995, respectively. General and administrative expenses increased $323,000 or 32% for the first nine months of 1996 compared with the same period in 1995, a result of managing a larger real estate portfolio.

Gain on Sale
On April 8, 1996, the Company sold 3.6 acres of entitled land adjacent to its suburban office property in Salt Lake City, Utah for $1,000,000, consisting of $950,000 of cash and a note of $50,000 due in April 1997, with 10% interest payable monthly. The sale resulted in a gain of $359,000.

As of September 30, 1996, the Company decided to offer for sale the two industrial properties located in St. Paul, Minnesota. Since the sale price approximates the current carrying value of the properties, no provision for possible loss is recorded. As of January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under the provisions of SFAS 121, depreciation expense will not be recorded on St. Paul East and St. Paul West beyond September 30, 1996.

Results of Operations - Three Months Ended September 30, 1996, Compared with Three Months Ended September 30, 1995.

Income
Income from property operations (defined as rental income less rental expenses) for the three months ended September 30, 1996, increased $3,491,000 or 472% compared to income from property operations for the same period in 1995. This is due primarily to an increase in rental income of $4,316,000 for the third quarter of 1996 compared to the third quarter of 1995, offset by an increase in rental expenses of $825,000.

The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments in the third and fourth quarter of 1995 and the first nine months of 1996. The Company acquired 860-870 Napa Valley Corporate Way, 47600 Westinghouse Drive, 115 Mason Circle, and Kenyon Center in September 1996; Lundy Avenue in July 1996; 100 View Street and Fourier Avenue in May 1996; Westech Business Center in April 1996; Laguna Hills in March 1996; the Landsing Portfolio and 3002 Dow Business Center in December 1995; 6600 College Boulevard in October 1995; 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1 and Ninety-Ninth Street #2 in September 1995. In addition, the Company completed the development of a speculative building at 598 Gibraltar Drive which was 100% leased in May 1996. These acquisitions and development activity increased rental income and rental expenses by $4,595,000 and $1,538,000, respectively. This was partially offset by the sales of the IBM Building and Cody Street Park, Building
6 in October and September 1995, respectively, generating a reduction in rental income and rental expenses of approximately $349,000 and $235,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $526,000 or 131% for the third quarter of 1996 compared with the same period in 1995. The increase is attributable to the Company's higher level of borrowings on its credit facility to finance the acquisition of properties in 1995, and higher financing costs incurred in connection with credit facility and mortgages. The amortization of loan fees was $172,000 and $56,000 in the third quarter of 1996 and 1995, respectively. General and administrative expenses increased $78,000 or 23% for the third quarter of 1996 compared with the same period in 1995, a result of managing a larger real estate portfolio.

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

On April 24, 1996, the Company completed the sale of 3,350,000 shares of common stock at $13.00 per share. A portion of the net cash proceeds from the common stock was used to pay off the outstanding borrowings under the Company's $60 million credit facility. The facility, obtained in December 1993 for $20 million and increased to $23 million in August 1994, was restated and amended to $60 million on September 18, 1995. The facility was used, in part, to finance the acquisitions of Mariner Court, Dupont Industrial Center, Village Green, and Milpitas Town Center during the first nine months of 1994; the Landsing Pacific Fund Portfolio in 1995; Laguna Hills, Fourier Avenue, Lundy Avenue and the development of the 598 Gibraltar Drive in 1996. In July 1996, the facility was amended to (i) increase the commitment amount from $60 million to $100 million,
(ii) extend the term to July 1, 1999 and (iii) reduce the interest rates by 0.25%. At September 30, 1996, the Company was in compliance with the covenants and requirements of the revolving credit facility.

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

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1996 and thereafter may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

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

Dividends

Quarterly dividends declared for the first and second quarters of 1996 were $0.24 per share of common stock, and $0.26 per share of common stock for the third quarter of 1996. Consistent with the Company's policy, dividends are paid the quarter after declared. As of September 30, 1996, dividends of $1,125,000 were accrued on the Series A Convertible Preferred Stock. They are due and payable 45 days after the quarter end.

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

Financial Condition

During the nine months ended September 30, 1996, the Company's operating activities provided cash flow of $8,688,000. Investing activities utilized cash of $55,389,000, mainly for real estate acquisitions. Financing activities provided cash flow of $46,801,000.

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and nine months ended September 30, 1996 amounted to $3,720,000 and $9,620,000, respectively. During the same periods in 1995, FFO amounted to $1,041,000 and $2,961,000, respectively. FFO was determined in accordance with the National Association of Real Estate Investment
Trusts' interpretation published in March 1995.   FFO is defined as net
income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of assets related to real estate, after adjustments for unconsolidated ventures. FFO, therefore, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or its ability to pay distributions.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None

Item 5.  OTHER INFORMATION

   The following proforma consolidated balance sheet and income statements give effect to the acquisition of: 350 East Plumeria Drive, Lackman Business Center, Ninety-Ninth Street #1, Ninety-Ninth Street #2, 6600 College Boulevard, 3002 Dow Business Center, the Landsing Pacific Portfolio, Laguna Hills Square, Westech Business Center, 100 View Street, Fourier Avenue, Lenexa land, Lundy Avenue, Phoenix land, Kenyon Center, 115 Mason Circle, 47600 Westinghouse Drive, Napa Valley Corporate Way, Carroll Tech Center, 47633 Westinghouse Drive and Vista Buildings 1 and
2 and the disposition of Cody Street Park and IBM Building for the periods specified in notes 1, 2 and 4 of the pro forma balance sheet and income statements.

                 BEDFORD PROPERTY INVESTORS, INC.
              PRO FORMA CONSOLIDATED BALANCE SHEET
                    AS OF SEPTEMBER 30, 1996
                           (Unaudited)
        (in thousands, except share and per share amounts)
                                                Consolidated        Acquired       Consolidated
                                                 Historical      Properties (1)      Pro Forma
ASSETS:
 Real estate investments:
  Industrial buildings - held for investment      $122,001           $18,244          $140,245
  Office buildings                                  52,677               -              52,677
  Industrial buildings - held for sale               6,355               -               6,355
  Retail buildings                                   6,281               -               6,281
                                                   187,314            18,244           205,558
  Less accumulated depreciation                      4,150               -               4,150
                                                   183,164            18,244           201,408
 Cash                                                1,127               -               1,127
 Other assets                                        5,654               -               5,654

  Total assets                                    $189,945           $18,244          $208,189

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Bank loan payable                                  30,754            18,118            48,872
 Mortgage loan payable                              25,000               -              25,000
 Accounts payable and accrued expenses               2,349                57             2,406
 Dividend payable                                    2,815               -               2,815
 Acquisition payable                                 3,000               -               3,000
 Other liabilities                                   2,480                69             2,549

  Total liabilities                                 66,398            18,244            84,642

Redeemable preferred stock:
  Series A convertible preferred stock,
  par value $0.01 per share; authorized
  10,000,000 shares; issued and outstanding
  8,333,334 shares; aggregate redemption
  amount $50,000; aggregate liquidation
  preference $52,500.                               50,000               -              50,000

Common stock and other stockholders' equity:
  Common stock, par value $0.02 per share;
     authorized 15,000,000 shares, issued
     and outstanding, 6,501,325 shares                 130               -                 130
   Additional paid-in capital                      147,744               -             147,744
   Accumulated losses and distributions
     in excess of net income                       (74,327)              -             (74,327)

     Total common stock and other stockholders'
           equity                                   73,547               -              73,547

     Total liabilities and stockholders' equity   $189,945           $18,244          $208,189

                 BEDFORD PROPERTY INVESTORS, INC.
            PRO FORMA CONSOLIDATED STATEMENT OF INCOME
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (Unaudited)
       (in thousands, except share and per share amounts)

                                               Consolidated       Acquired        Pro Forma      Pro Forma
                                                Historical     Properties (2)    Adjustments    Consolidated

Property operations:
  Rental income                                   $19,168          $4,794         $   -           $23,962
  Rental expenses:
     Operating expenses                             3,797             498             -             4,295
     Real estate taxes                              1,823             332             -             2,155
     Depreciation and amortization                  2,114             555             -             2,669

Income from property operations                    11,434           3,409             -            14,843

General and administrative expenses                (1,341)            -               -            (1,341)
Interest income                                       105             -               -               105
Interest expense                                   (2,692)            -            (2,079)  (3)    (4,771)

Income before gain on sale                          7,506           3,409          (2,079)          8,836

Gain on sale of real estate investments               359             -               -               359

Net income                                        $ 7,865          $3,409         $(2,079)        $ 9,195

Net income applicable to common
   stockholders*                                  $ 4,490          $3,409         $(2,079)        $ 5,820

Primary earnings per common and
   common equivalent share*                       $  0.87                                         $  0.89

Weighted average number of common and
   common equivalent shares outstanding**       5,161,087                                       6,554,423 (3)

Earnings per common share - assuming
   full dilution                                  $  0.84                                         $  0.86

Weighted average number of common
   shares - assuming full dilution**            9,323,223                                      10,716,559 (3)



* Reflects dividends of $3,375 on $50,000 preferred stock issued on September 18. 1995.

**    Reflects the one-for-two reverse stock split effective March 29, 1996.




                 BEDFORD PROPERTY INVESTORS, INC.
            PRO FORMA CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEAR ENDED DECEMBER 31, 1995
                           (Unaudited)
       (in thousands, except share and per share amounts)

                                              Consolidated      Acquired      Properties     Pro Forma       Pro Forma
                                               Historical    Properties (4)    Sold (5)     Adjustments    Consolidated

Property operations:
  Rental income                                  $11,695         $19,610       $(1,085)       $   -           $30,220
  Rental expenses:
     Operating expenses                            2,744           2,685          (321)           -             5,108
     Real estate taxes                             1,105           1,971          (143)           -             2,933
     Depreciation and amortization                 1,484           1,984          (223)           -             3,245

Income from property operations                    6,362          12,970          (398)           -            18,934

General and administrative expenses               (1,457)            -             -              -            (1,457)
Interest income                                      226             -             -              -               226
Interest expense                                  (1,594)            -             -           (4,955) (6)     (6,549)

Income before loss on sale                         3,537          12,970          (398)        (4,955)         11,154

Loss on sale of real estate investments             (642)            -            (205)           -              (847)

Net income                                       $ 2,895         $12,970       $  (603)       $(4,955)        $10,307

Net income applicable to common
   stockholders                                  $ 1,607         $12,970       $  (603)       $(8,167)        $ 5,807 (7)

Primary earnings per common and
   common equivalent share                       $  0.52                                                      $  0.90

Weighted average number of common and
   common equivalent shares outstanding        3,089,549                                                    6,439,549 (8)


                BEDFORD PROPERTY INVESTORS, INC.
             NOTES TO PRO FORMA FINANCIAL STATEMENTS

PRO FORMA CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996

(1) The unaudited pro forma consolidated balance sheet reflects the acquisition of (i) Carroll Tech Center located in San Diego, California, (ii) 47633 Westinghouse Drive located in Fremont, California and (iii) Vista Buildings 1 and 2 located in Vista, California, as if such acquisitions had occurred on September 30, 1996. The Company acquired Carroll Tech Center on October 7, 1996, 47633 Westinghouse Drive on October 15, 1996 and Vista Buildings 1 and 2 on October 17, 1996.

     The combining balance sheet for these acquisitions as of September 30, 1996 is as follows (in thousands):

                                                               47633            Vista
                                          Carroll Tech      Westinghouse      Buildings
                                             Center            Drive           1 and 2            Total
     Assets:
      Real estate investment:
           Industrial buildings - held
            for investment                   $7,151            $5,914           $5,179           $18,244

              Total assets                   $7,151            $5,914           $5,179           $18,244

     Liabilities:
      Bank loan payable                       7,107             5,894            5,117            18,118
      Accounts payable and
         accrued expenses                        19                20               18                57
      Other liabilities                          25                 -               44                69

              Total liabilities              $7,151            $5,914           $5,179           $18,244

      Consolidated pro forma real estate investments as of September 30, 1996 include capitalized fees of $269,500 paid by the Company to Bedford Acquisitions, Inc., a corporation wholly owned by Mr. Bedford ("Bedford Acquisitions"), in connection with the Company's acquisition of Carroll Tech Center, 47633 Westinghouse Drive and Vista Buildings 1 and 2.

PROFORMA CONSOLIDATED STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

(2) The unaudited pro forma consolidated statement of income reflects the property acquisitions through September 30, 1996 and probable acquisitions as of September 30, 1996 as if they had occurred on January 1, 1996. The Company acquired (i) Laguna Hills Square on March 27, 1996, (ii) Westech Business Center on April 25, 1996,
      (iii) 100 View Street on May 3, 1996, (iv) Fourier Avenue on May 30, 1996, (v) Lenexa land on June 4, 1996, (vi) Lundy Avenue on July 9, 1996, (vii) Phoenix land on July 30, 1996, (viii) Kenyon Center, 115 Mason Circle and 47600 Westinghouse Drive on September 5, 1996, (ix) 860-870 Napa Valley Corporate Way on September 19, 1996, (x) Carroll Tech Center on October 7, 1996,
      (xi) 47633 Westinghouse Drive on October 15, 1996, and (xii) Vista Buildings 1 and 2 on October 17, 1996.

      The combining historical statement of income for the period from January 1, 1996 through the date of acquisition for the properties acquired from January 1 through September 30, 1996 is as follows (in thousands):

                                   Laguna Hills       Westech     100 View    Fourier     Lenexa     Lundy        Subtotal
                                      Square      Business Center  Street     Avenue       Land      Avenue   carried forward

Rental income                          $294             $374        $306       $434        $ -        $274           $1,682
Rental expenses:
   Operating expenses                    74               63          83         21          -          34              275
   Real estate taxes                      9               28          17         33          3          29              119
   Depreciation and amortization         20               33          23         65          -          24              165

                                       $191             $250        $183       $315        $(3)       $187           $1,123

                                                                                                                 Total
                                                                                                  860-870    properties
                                       Subtotal                                     47600       Napa Valley  acquired from
                                       brought    Phoenix   Kenyon   115 Mason   Westinghouse    Corporate   Jan. 1 through
                                       forward      Land    Center     Circle       Drive           Way      Sept. 30, 1996

Rental income                          $1,682       $ -      $788       $142        $119           $399          $3,130
Rental expenses:
   Operating expenses                     275         -        26         21          14             61             397
   Real estate taxes                      119         6        -          14          10             74             223
   Depreciation and amortization          165         -       107         13          16             52             353

                                       $1,123       $(6)     $655       $ 94        $ 79           $212          $2,157



   The combining historical statement of income for the first nine months of 1996 for properties acquired after September 30, 1996 and the statement summarizing all the acquisitions in 1996 are as follows (in thousands):

                                                                                   Total         Total properties         Total
                        Carroll      47633                          Vista       properties          acquired from    Properties
                          Tech    Westinghouse    Westinghouse    Buildings    acquired after      Jan. 1 through      Acquired
                         Center      Drive             Land        1 and 2     Sept. 30, 1996      Sept. 30, 1996       in 1996

Rental income             $801       $472             $ -            $391         $1,664                $3,130           $4,794
Rental expenses:
  Operating expenses        77         14               -              10            101                   397              498
  Real estate taxes         58         40               11             -             109                   223              332
  Depreciation and
    amortization            82         54               -              66            202                   353              555

                          $584       $364             $(11)          $315         $1,252                $2,157           $3,409

      Incremental costs of managing the acquired properties are reflected in the property operating expenses.

(3) The unaudited pro forma consolidated statement of income reflects the effects of the sale of 3,350,000 shares of common stock at $13.00 per share, and the mortgage loan financing of $25,000,000 as if they had occurred on January 1, 1996. Net proceeds of the common stock sale, the mortgage loan financing and the borrowings of $48,000,000 on the credit facility were utilized to finance the Company's acquisition of real estate investments during the first nine months of 1996. The sale of 3,350,000 shares of common stock was completed on April 24, 1996. The $25,000,000 mortgage financing was completed on May 31, 1996.

      The pro forma consolidated interest expense consists of the amortization of loan fees incurred for the amendment and expansion of the credit facility to $100,000,000, amortization of loan fees incurred to secure the mortgage loans, and interest expense incurred on the mortgage loans and borrowings on the credit facility.

PRO FORMA CONSOLIDATED STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER
31, 1995

(4) The unaudited pro forma consolidated statement of income reflects the property acquisitions in 1995 as if they had occurred on January 1, 1995. The Company acquired (i) 350 East Plumeria Drive and Lackman Business Center on September 19, 1995, (ii) Ninety-Ninth Street #1 and Ninety-Ninth Street #2 on September 20, 1995, (iii) 6600 College Boulevard on October 6, 1995, (iv) 3002 Dow Business Center on December 5, 1995 and (v) the Landsing Pacific Portfolio on December 14, 1995.

      The combining historical statement of income for the period from January 1, 1995 through the date of acquisition for these properties is as follows (in thousands):

                                                          Ninety-                                               Total
                                  350 East    Lackman      Ninth        6600       3002 Dow      Landsing     Properties
                                  Plumeria    Business    Street       College     Business      Pacific       Acquired
                                   Drive       Center    #1 and #2    Boulevard     Center      Portfolio      in 1995

Rental income                      $1,001       $269        $326         $831       $1,552        $7,056       $11,035
Rental expenses:
   Operating expenses                  35         41          30          105          210         1,037         1,458
   Real estate taxes                  104         46          49          112          189           801         1,301
   Depreciation and amortization       79         27          35           66          152           616           975
Income from property operations    $  783       $155        $212         $548       $1,001        $4,602       $ 7,301

       The unaudited pro forma consolidated statement of income reflects the property acquisitions through September 30, 1996 and probable acquisitions as of September 30, 1996 as if they had occurred on January 1, 1995. The Company acquired (i) Laguna Hills Square on March 27, 1996, (ii) Westech Business Center on April 25, 1996,
       (iii) 100 View Street on May 3, 1996, (iv) Fourier Avenue on
       May 30, 1996, (v) Lenexa land on June 4, 1996, (vi) Lundy Avenue on July 9, 1996, (vii) Phoenix land on July 30, 1996, (viii) Kenyon Center, 115 Mason Circle and 47600 Westinghouse Drive on
       September 5, 1996, (ix) 860-870 Napa Valley Corporate Way on September 19, 1996, (x) Carroll Tech Center on October 7, 1996,
       (xi) 47633 Westinghouse Drive on October 15, 1996 and (xii) Vista Buildings 1 and 2 on October 17, 1996.

       The combining historical statement of income for the twelve months of 1995 for these properties is as follows (in thousands):

                                     Westech                                                                     Subtotal
                     Laguna Hills    Business    100 View    Fourier    Lenexa    Lundy     Phoenix    Kenyon    carried
                       Square        Center      Street     Avenue      Land     Avenue      Land     Center    forward

Rental income         $1,080        $1,115       $640      $1,041      $ -       $494       $ -      $1,141    $5,511
Rental expenses:
  Operating expenses     345           194        240          51        -         60         -          40       930
  Real estate taxes       60            90         67          80        6         57         11        -         371
  Depreciation and
    amortization          82           100         70         156        -         49         -         161       618

                      $  593        $  731       $263      $  754      $(6)      $328       $(11)    $  940    $3,592

                                                   47600       860-870                 47633                            Total
                           Subtotal               Westing-   Napa Valley   Carroll    Westing-   Westing-    Vista    Properties
                           brought    115 Mason    house      Corporate      Tech      house      house    Buildings   Acquired
                           forward      Circle     Drive         Way        Center     Drive      Land      1 and 2    in 1996

Rental income              $5,511        $201       $174        $399        $1,170     $629      $  -         $491     $8,575
Rental expenses:
   Operating expenses         930          30         26         103           105       20         -           13      1,227
   Real estate taxes          371          20         18          91           102       53        15           -         670
   Depreciation and
     amortization             618          20         24          78           109       72         -           88      1,009

                           $3,592        $131       $106        $127        $  854     $484      $(15)        $390     $5,669

       The statement summarizing the operating results for the twelve months of 1995 for all acquisitions made during 1995 and 1996 is as follows (in thousands):

                                     Total            Total
                                  Properties       Properties         Total
                                   Acquired         Acquired       Properties
                                   in 1995          in 1996         Acquired

       Rental income               $11,035           $8,575          $19,610
       Rental expenses:
         Operating expenses          1,458            1,227            2,685
         Real estate taxes           1,301              670            1,971
         Depreciation and
           amortization                975            1,009            1,984

                                   $ 7,301           $5,669          $12,970

      Incremental costs of managing the acquired properties are reflected in the property operating expenses.

(5) The unaudited pro forma consolidated statement of income reflects the elimination of the actual results of operations of Cody Street Park and the IBM Building from January 1, 1995 through the date of sale. The statement also reflects the loss on the sale of these properties as if the sales had occurred on January 1, 1995. The Company sold Cody Street Park on September 20, 1995 and the IBM Building on October 2, 1995.

      The combining historical statement of income from January 1, 1995 through the date of sale for these properties is as follows (in thousands):

                                                              IBM
                                       Cody Street Park     Building     Total

      Rental income                           $146            $939      $1,085
      Rental expenses:
        Operating expenses                      13             308         321
        Real estate taxes                       25             118         143
        Depreciation and amortization           45             178         223
      Income from property operations         $ 63            $335      $  398

(6) The unaudited pro forma consolidated statement of income reflects the effects of the sale of 3,350,000 shares of common stock at $13.00 per share, the mortgage loans financing of $25,000,000 and the sale of the $50,000,000 Convertible Preferred Stock as if they had occurred on January 1, 1995. Net proceeds of the sale of common stock and convertible preferred stock, mortgage loan financing and borrowings of $48,000,000 on the credit facility were utilized to finance all the Company's acquisitions of real estate investments during 1995 and 1996. The sale of the $50,000,000 Convertible Preferred Stock was completed on September 18, 1995, the sale of the 3,350,000 shares of common stock on April 24, 1996 and the mortgage loan financing on May 31, 1996.

      The pro forma consolidated interest expense consists of the amortization of loan fees incurred for the amendment and expansion of the credit facility to $100,000,000, amortization of loan fees incurred to secure the mortgage loans, and interest expense incurred on the mortgage loans and borrowings on the credit facility.

(7) Net income applicable to common stockholders shown on the pro forma consolidated statement of income reflects the 9% dividends ($4,500,000) accrued to the holders of the convertible preferred stock less accrued dividends reflected in the historical column of $1,288,000.

(8) The weighted average number of common and common equivalent shares outstanding shown on the pro forma consolidated statement of income reflects the Company's one-for-two reverse stock split that took place on March 29, 1996, and the sale of the 3,350,000 shares of common stock.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit No.. . . . . . . . . . .Exhibit

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

10.4 Second Amended and Restated Credit Agreement dated as of June 26, 1996, by and between the Company, as Borrower, Bank of America National Trust and Savings Association and the several financial institutions (the "Banks").

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

10.13 Amended and Restated Promissory Note date May 24, 1996 executed by the Company and payable to the order of Prudential Insurance Company of America.

27*  Financial Data Schedule

* Filed herewith

B.   Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Sections 13 or 15(a), Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  November 13, 1996


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