Form 10-K
period 1996-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1997-03-31
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1996

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

Common Stock, par value $0.02 per share     New York Stock Exchange
                                             Pacific Stock Exchange

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 14, 1997 was approximately $203,754,000. The number of shares of Registrant's Common Stock, par value $0.02 per share, outstanding as of March 14, 1997 was 11,126,450.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 16, 1997, are incorporated by reference in
Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

PART I

ITEM 1.  BUSINESS

The Company

Bedford Property Investors, Inc. is a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas primarily in the Western United States. As of December 31, 1996, the Company owned and operated 45 properties aggregating approximately 3.9 million rentable square feet and comprised of 36 industrial properties (the "Industrial Properties"), eight suburban office properties (the "Suburban Office Properties") and one retail property (the "Retail Property"). The Industrial Properties, the Suburban Office Properties and the Retail Property are hereinafter referred to individually as a "Property" or collectively as the "Properties." As of December 31, 1996, the Properties were approximately 94% occupied by over 400 tenants. The Properties are located in Northern and Southern California, Oregon, Washington, Arizona, Utah, Colorado and Kansas.

The Company seeks to grow its asset base through the acquisition of industrial and suburban office properties and portfolios of such properties, as well as through the development of new industrial and suburban office properties. Our strategy is to operate in suburban markets that are experiencing, or are expected to experience, superior economic growth. We seek markets that are subject to limitations on the development of similar properties. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space. In addition, we believe that certain supply-side constraints, such as limited availability of undeveloped land in a market and limited financing for speculative real estate construction, increase a market's potential for higher average rents over time. We are currently targeting selected markets proximate to metropolitan areas in which our Properties are located. The Company believes that due to recent economic improvements in these markets, and related improvements in the commercial property markets, an investment in industrial or suburban office properties in these markets, and in particular in California, provides the potential for attractive returns through increased occupancy levels, rents and real estate values.

Business Objectives

The Company's business objectives are to increase funds available for distribution to stockholders and to increase stockholders' long-term total return through the appreciation in value of the Common Stock. To achieve these objectives, we seek to (i) increase cash flow from our existing Properties, (ii) acquire quality industrial and suburban office properties and/or portfolios of such properties, and (iii) develop new industrial and suburban office properties.

Internal Growth

The Company seeks to increase cash flow from existing Properties through
(i) the lease-up of vacant space, (ii) the reduction of costs associated with tenant turnover through the retention of existing tenants, (iii) the negotiation of increases in rental rates and of contractual periodic rent increases when market conditions permit, and (iv) the strict containment of operating expenses and capital expenditures.

Acquisitions

The Company seeks to acquire industrial and suburban office properties and/or portfolios of such properties. The Company believes that its (i) experienced management team, (ii) conservative capital structure, (iii) existing $100 million credit facility, (iv) relationships with private and institutional real estate owners, (v) strong relationships with real estate brokers, and (vi) integrated asset management program enable it to effectively identify and capitalize on acquisition opportunities.
Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses, (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy), and (iii) availability for purchase at a price at or below estimated replacement cost. The Company has, however, acquired and may in the future acquire properties which do not meet one or more of these criteria. This may be particularly true with the acquisition of a portfolio of properties, which may include properties that do not meet one or more of the foregoing criteria.

Following completion of an initial review, the Company may make a purchase offer, subject to satisfactory completion of its due diligence process. The due diligence process enables us to refine our original estimate of a property s potential performance and typically includes a complete review and analysis of the property s physical structure, systems, environmental status and projected financial performance, as well as an evaluation of the local market and competitive properties and of relevant economic and demographic information. Mr. Bedford and at least one other member of the Board of Directors typically visit each proposed acquisition property before completion of the due diligence process.

The Company's activities relating to the acquisition of new properties, including the due diligence process, are conducted on an exclusive basis by Bedford Acquisitions, Inc., a California corporation wholly-owned by Mr. Bedford. Bedford Acquisitions receives a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount raised in financings or the aggregate purchase price of property acquisitions, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by Bedford Acquisitions through the time of such acquisition or financing minus (b) the aggregate amount of fees previously paid to Bedford Acquisitions pursuant to such arrangement. In no event will the aggregate amount of fees paid to Bedford Acquisitions exceed the aggregate amount of costs funded by Bedford Acquisitions. The agreement with Bedford Acquisitions has a term of one year, is renewable at the option of the Company for additional one year terms, and will expire January 1, 1998.

Development

The Company seeks to develop properties in markets where (i) strong demand for space has caused or is expected to cause occupancy rates to remain high, and (ii) there is a limited supply of land available for new development. Our management team has experience in all phases of the development process, including market analysis, site selection, zoning, design, pre-development leasing, construction and permanent financing and construction management. The Company believes that a general decrease in competition in development activity as well as higher occupancy rates in most of our markets will lead to additional attractive development opportunities. We are currently in the process of developing properties in Northern California, Arizona and Kansas. Our management team has significant development experience in each of these markets.

Transactions and Significant Events During 1996

Acquisitions and Development

During the year, the Company acquired 16 Properties, including 13 Industrial Properties and 3 Suburban Office Properties aggregating approximately 1.4 million rentable square feet, for a total investment of approximately $96.5 million. At acquisition, the Company estimated that these Properties would provide an initial weighted average unleveraged return on cost (computed as annualized property NOI at the date of acquisition divided by total acquisition cost) of 10.6%. The Company estimates the purchase price of acquisitions completed in 1996 to be approximately 76% of their replacement cost. One of these properties was purchased using a Down REIT transaction, whereby the Company issued partnership units in Bedford Realty Partners, L.P. which are convertible into shares of Common Stock.

During 1996, the Company completed the development of a single-story research and development facility in Milpitas, California. The facility aggregates approximately 45,090 rentable square feet and was leased to Fujitsu P.C. Corporation under a five year lease commencing on May 1, 1996. The unleveraged annual return on total project costs of approximately $3.1 million was 13.9%.

In addition, the Company acquired five parcels of land aggregating approximately 31.5 acres for a total investment of approximately $5.3 million, all of which are adjacent to existing Properties. We plan to develop industrial properties on each of these parcels. We are currently developing three of these parcels, with revenue generation from the completion of the developments expected to begin in the second and third quarters of 1997.

Property Disposition

On December 31, 1996, the Company sold its St. Paul Business Center in St. Paul, Minnesota for approximately $6.7 million. The St. Paul Business Center comprised two of 14 Properties acquired in December 1995 from Landsing Pacific Fund, Inc., formerly a publicly-traded REIT based in San Mateo, California. The sale of the St. Paul Business Center reflects our strategy to sell assets which are not within the Company s geographic or asset focus. The sale proceeds from the St. Paul Business Center were utilized to acquire other Industrial and Suburban Office Properties in our target markets.

Improvement in the Company s Markets

The Company's Properties are located in selected markets proximate to metropolitan areas in Northern and Southern California, Oregon, Washington, Arizona, Utah, Colorado and Kansas. The Company believes that due to recent economic improvements in these markets, and related improvements in the commercial property markets, an investment in industrial or suburban office properties in these markets provides the potential for attractive returns through increased occupancy levels, rents and real estate values. In the 1997 edition of Emerging Trends in Real Estate, a publication of Equitable Real Estate Investment Management, Inc., more than 150 real estate professionals ranked San Francisco, Seattle, Denver, San Diego and Los Angeles among the top eight markets in the nation for general real estate investment in 1997.

The State of California, in particular, where approximately 70% of the Company's properties are located, has been experiencing economic growth in excess of national averages, as the economy continues to recover from the severe recession it experienced between 1990 and 1993. The recession, as evidenced by the decline in employment, came later in California than for the U.S. as a whole and the recovery has come later as well. In 1996 the job growth rate in California exceeded the job growth rate in the U.S. for the first time since 1990.

This recovery has had a positive effect on both office and industrial real estate markets throughout the state, with net absorption continuing to outpace completions and occupancy rates continuing to trend upward.
In the 1997 Emerging Trends in Real Estate survey, San Francisco was rated the number one metropolitan area for investment, and Los Angeles (excluding the central business district) showed the greatest improvement among the top markets, moving from number fourteen in the 1996 survey to number eight.

Operating Performance

The Company's strong operating performance has generated increased earnings and dividends. For the year ended December 31, 1996, the Company reported net income of $11,021,000, or $1.13 per share on a fully-diluted basis, on rental revenues of $27,541,000, compared with net income of $2,895,000, or $.52 per share on a fully diluted basis, on rental revenues of $11,695,000 for the year ended December 31, 1995. The Company's Funds from Operations (see definition under "Selected Financial Data") for the year ended December 31, 1996 was $13,645,000 as compared to $5,021,000 for the year ended December 31, 1995.


Increase in Common Stock Distributions

On September 12, 1996, the Company announced an 8.3% increase in its quarterly Common Stock dividend from $0.24 per share to $0.26 per share, which is equal to $1.04 on an annualized basis. The higher dividend rate commenced with the Company's third quarter of 1996 dividend. The Company previously announced, in March 1996, a 14.3% increase in its quarterly dividend from $0.21 per share to $0.24 per share (adjusted for the Company's one-for-two reverse stock split in March 1996), which together with the September increase, represents a total increase of 23.8% in the Company's Common Stock dividend since March 1996.

Common Stock Offering

In April, 1996, the Company raised approximately $43.6 million in gross proceeds from a common stock equity offering of 3,350,000 shares at $13 per share. The Company raised an additional $79.9 million in gross proceeds from a common stock equity offering of 4,600,000 shares at $17 3/8 per share in February 1997. The proceeds from the offerings were used primarily to pay down the Company's credit facility and to acquire additional properties. The offerings strengthened the Company's equity base.

Credit Facility

The Company increased the size of its credit facility from $60 million to $100 million and lowered the interest rate. The larger credit facility supports our acquisition and development strategy.

Mortgage Financing

In 1996, the Company obtained $50 million of mortgage financing (the "Mortgage Loans") bearing interest at rates ranging from 7.02% to 7.5% per annum and maturing in 2002 to 2003. The proceeds from the Mortgage Loans were used to pay down a portion of the outstanding balance under the credit facility.

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

Dividends

The Company has made regular quarterly distributions to the holders of the Common Stock in each quarter since the second quarter of 1993, having increased the dividend six times since that time from $0.10 per share in the second quarter of 1993 to $0.26 per share in each of the third and fourth quarters of 1996. In March 1997, the Company declared a dividend distribution for the first quarter 1997 to its stockholders in the amount of $0.26 per share of Common Stock, payable 15 days after the quarter-end.

The Company paid dividends to the holders of the 8,333,334 shares of its Series A Convertible Preferred Stock par value $0.01 per share (the "Convertible Preferred Stock") in the amount of $.135 per share for each of the four quarters of 1996. In March 1997, the Company declared a dividend distribution for the first quarter 1997 to the holders of the Convertible Preferred Stock in an amount of $.135 per share of Convertible Preferred Stock, payable 45 days after the quarter-end. Dividends may be authorized, declared and paid on shares of Common Stock in any fiscal quarter only if full cumulative dividends have been paid on, or authorized and set apart on, all shares of Convertible Preferred Stock for all prior dividend periods through and including the end of such quarter. Holders of the Convertible Preferred Stock are entitled to receive in each calendar quarter, when and as authorized and declared by the Board of Directors, cumulative dividends in cash in an amount equal to the greater of (i) an amount per share of $.135 or (ii) the dividends payable with respect to such quarter on each share of the Common Stock into which each share of the Convertible Preferred Stock is convertible, plus, in both cases, the accumulated but unpaid dividends on the Convertible Preferred Stock.

Distributions on the Common Stock by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction in the stockholder's basis in its stock to the extent of such basis, and thereafter as gain from the sale of such stock. For purposes of determining whether distributions are out of current or accumulated earnings and profits, the earning and profits of the Company will be allocated first to the Convertible Preferred Stock, and then allocated to the Common Stock. Dividend distributions made in 1996 were classified as ordinary income for federal income tax purposes. All dividend distributions made in the years 1993, 1994 and 1995 were classified as a return of capital stock for federal income tax purposes. However, it is likely that a substantial portion of the Company's dividend distributions in 1997 will be taxable as ordinary income.

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

Tenants

Based on rentable square feet, as of December 31, 1996, the Suburban Office Properties and Industrial Properties were approximately 99% and 93% occupied, respectively, by a total of 395 tenants of which 89 were Suburban Office Property tenants and 306 were Industrial Property tenants. As of December 31, 1996, the Retail Property was 100% occupied by 16 tenants. The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses.

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

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts outstanding under the credit facility when they become due in 1999. The Company expects to make such payment by refinancing or extending the credit facility or by raising funds through the sale of equity securities or properties.

Insurance

The Company carries commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as a $20 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million subject to a deductible of 5% to 10% of total insurable value per building with respect to the earthquake coverage. The Company also carries director and officer liability insurance with an aggregate limit of $10 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

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

Other Information

The Company currently employs twenty-six full time employees. The Company is not dependent upon a single tenant or a limited number of tenants.

ITEM 2.  PROPERTIES

Real Estate Summary
As of December 31, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows:

                                      Number of              Investment
                                      Properties                 Amount          % of Total

Industrial Properties                         36           $167,172,000 (1)              74
Suburban Office Properties                     8             51,126,000                  23
Retail Property                                1              6,203,000                   3

Total                                         45           $224,501,000                 100

As of December 31, 1996, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

                                      Number of              Investment
                                      Properties                 Amount          % of Total

San Francisco Bay Area, California            23            $94,370,000 (1)              42
Greater Los Angeles Area, California           8             62,743,000                  28
Kansas City, Kansas                            6             18,048,000 (1)               8
Denver Metropolitan Area, Colorado             3             11,179,000                   5
Greater Portland Area, Oregon                  2             10,618,000                   5
Salt Lake City, Utah                           1              6,074,000                   3
Greater Seattle Area, Washington               1             12,291,000                   5
Greater Phoenix Area, Arizona                  1              9,178,000 (1)               4

Total                                         45           $224,501,000                 100



(1) Amounts include investments in vacant land parcels.

Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the Property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 1996.

                 Percentage Occupied/Number of Tenants Occupying 10% or more
                                  1992     1993    1994    1995    1996
Property                         %    #   %    #  %    #  %    #  %    #  Principal Business at December 31, 1996

INDUSTRIAL PROPERTIES
Greater San Francisco
       Bay Area, California
Building #3 at Contra Costa
  Diablo Ind. Park, Concord       100% 1   100% 1  100% 1  100% 1  100% 1  Production and assembly of robotic parts and machines.
Building #8 at Contra Costa
  Diablo Ind. Park, Concord       100% 1   100% 1  100% 1  100% 1  100% 1  Warehouse and storage of medical supplies.
Building #18 at
  Mason Ind. Park, Concord         83% 2   100% 2   90% 2   83% 2   83% 2  Warehouse of scaffolding materials and
                                                                           construction supplies.

115 Mason Circle, Concord            N/A      N/A     N/A     N/A  100% 5  Mechanical systems inculation and acoustical
                                                                           contractor, pipeline servicing co., wholesale
                                                                           distributor of computer peripherals and
                                                                           software, distributor of fluid ceiling
                                                                           products, manufacturer and
                                                                           welder of pipes.

Auburn Court, Fremont                N/A      N/A     N/A  100% 4  100% 4  Manufacturing of computer equipment,
                                                                           assembly of cable items, lab engineering,
                                                                           and marketing design.
47650 Westinghouse Drive,
   Fremont                           N/A      N/A     N/A  100% 1  100% 1  Electronic personal computer board assembly.

47600 Westinghouse Drive,
   Fremont                           N/A      N/A     N/A     N/A  100% 1  Production and assembly of robotic parts and
                                                                           machines.

47633 Westinghouse Drive,
   Fremont                           N/A      N/A     N/A     N/A  100% 1  Design and manufacture chemical vapor
                                                                           equipment for semi-conductors.


Fourier Avenue, Fremont              N/A      N/A     N/A     N/A  100% 1  Manufacturer of testers and equipment for
                                                                           semi-conductors.

Milpitas Town Center, Milpitas       N/A      N/A  100% 4  100% 4  100% 4  Manufacturing of blood glucose meters,
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

598 Gibraltar Drive, Milpitas        N/A      N/A     N/A     N/A  100% 1  Manufacturing of personal computers.

Doherty Avenue, Modesto              N/A      N/A     N/A     N/A  100% 1  Storing canned goods.

860-870 Napa Valley Corporate
   Way, Napa                         N/A      N/A     N/A     N/A   96% 3  Winery, engineering company and software developer.

350 East Plumeria Drive,
   San Jose                          N/A      N/A     N/A  100% 1  100% 1  Developer of data transmission technology.

Lundy Avenue, San Jose               N/A      N/A     N/A     N/A  100% 2  Distributor of electronic components, manufacturer and distributor of high quality personal computers.

O'Toole Business Center, San Jose    N/A      N/A     N/A     N/A   94% 0  N/A

301 East Grand, South
    San Francisco                    N/A      N/A     N/A   71% 2  100% 3  Freight forwarding, furniture wholesale,
                                                                           and distributor of MRI Equipment.

342 Allerton, South
    San Francisco                    N/A      N/A     N/A  100% 4  100% 4  Freight forwarding.

400 Grandview, South                 N/A      N/A     N/A  100% 5  100% 5  Radiology research and developer, freight forwarding,
    San Francisco                                                          packaging and distribution of video products.

410 Allerton, South
    San Francisco                    N/A      N/A     N/A  100% 1  100% 1  Candy manufacturer and distributor.

417 Eccles, South                    N/A      N/A     N/A  100% 2  100% 2  Storage/distribution of food products and
    San Francisco                                                          publishing/binding business.

Greater Los Angeles Area,
    California
Dupont Industrial Center,
    Ontario                          N/A      N/A   91% 1  100% 1   59% 0  N/A

3002 Dow Business Center,            N/A      N/A     N/A   83% 0   99% 0  N/A
    Tustin

Carroll Tech Center, San Diego       N/A      N/A     N/A     N/A  100% 1  Bio-technology company.

Signal Systems Building,
    San Diego                        N/A      N/A     N/A     N/A  100% 1  Developer and manufacturer of avionic diagnostic equipment.

Oak Ridge Business Center, Vista     N/A      N/A     N/A     N/A  100% 2  Manufacturer of heat sensitive film paper and graphite golf club shaft.
Denver, Colorado
Bryant Street Annex, Denver          N/A      N/A     N/A  100% 2  100% 2  Materials management for hospital and automotive paint distributor.

Bryant Street Quad, Denver           N/A      N/A     N/A   97% 3  100% 3  Auto parts, photo processing lab, and radiator coating plant/distributor.

Greater Phoenix Area, Arizona
Westech Business Center, Phoenix     N/A      N/A     N/A     N/A   93% 0  N/A

Greater Portland Area, Oregon
Twin Oaks Technology Center,
    Beaverton                        N/A      N/A     N/A   81% 2   91% 3  Software developer and telecommunications.

Twin Oaks Business Park,
    Beaverton                        N/A      N/A     N/A   94% 3   80% 4  Electronic engineering, electronic equipment assembly, and postal service.
Kansas City, Kansas
Panorama Business Center,
    Kansas City                      N/A      N/A     N/A     N/A  100% 2  Graphics and refrigeration companies.

Ninety-Ninth Street #1, Lenexa       N/A      N/A     N/A  100% 2  100% 2  Tool distribution and surgical instrument manufacturing.

Ninety-Ninth Street #2, Lenexa       N/A      N/A     N/A  100% 1  100% 1  Drug testing clinic.

Ninety-Ninth Street #3, Lenexa    100% 2   100% 2  100% 2  100% 2   89% 2  Warehouse for computer cables/wiring and storage of corporate records/supplies.

Lackman Business Center,
    Lenexa                           N/A      N/A     N/A   98% 2   91% 2  Telemarketing and environmental testing and survey.

SUBURBAN OFFICE PROPERTIES
Greater Los Angeles Area,
    California
Laguna Hills Square, Laguna          N/A      N/A     N/A     N/A   86% 2  Medical facility and securities brokerage firm.

1000 Town Center Drive,
    Oxnard                           N/A    42% 1   98% 2   93% 2  100% 2  Law offices, photocopying and printing services.

Mariner Court, Torrance              N/A      N/A   96% 2   97% 1  100% 1  Insurance brokers.

Salt Lake City, Utah
Woodlands Tower II,
   Salt Lake City                    N/A    96% 2   98% 2   95% 2  100% 2  Insurance services and health care staffing.

Kansas City, Kansas
6600 College Blvd.,
   Overland Park                     N/A      N/A     N/A  100% 1   98% 1  Telecommunication.

Greater San Francisco
   Bay Area, California
Village Green, Lafayette             N/A      N/A   82% 3  100% 2  100% 1  Software developer.

100 View Street, Mountain View       N/A      N/A     N/A     N/A  100% 4  Architectural servicing (two tenants), designing and marketing of integrated circuits for semi-conductors,
                                                                           research and development of governmental devices.

Greater Seattle Area,
    Washington
Kenyon Center, Bellevue              N/A      N/A     N/A     N/A  100% 1  Manufacturer of aircraft.

RETAIL PROPERTY
Denver Metropolitan Area
Academy Place Shopping Center,
    Colorado Springs                 N/A      N/A     N/A   99% 2  100% 2  Discount clothing store and restaurant.

Lease Expirations - Real Estate Portfolio

The following table presents lease expirations for each of the ten
years beginning January 1, 1997.  The table presents:   (i) the number
of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the annualized base rent (the "Annualized Base Rent") represented by such expiring leases and (iv) the percentage of total Annualized Base Rent for expiring leases.





                     Number of                                 Percentage
                      Leases      Rentable    Annualized   of Annualized Base
    Year             Expiring   Square Feet    Base Rent          Rent

    1997               153         713,085   $ 5,898,168         19.6%
    1998               111         813,802     6,393,720         21.2%
    1999                72         568,893     4,597,524         15.3%
    2000                43         399,347     4,202,484         14.0%
    2001                29         426,704     3,921,954         13.0%
    2002                10          91,063     1,445,400          4.8%
    2003                 4          89,342       904,368          3.0%
    2004                 2         107,170       990,648          3.3%
    2005                 3          50,497       370,372          1.2%
2006 and thereafter      5         367,090     1,380,780          4.6%

          Total        432       3,626,993   $30,105,418        100.0%


Principal Provisions of Leases

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area ("GLA") of each of the Company's Properties and the realty tax rate for each Property for 1996.

                                     Annual    # of Tenants                Square Feet    Contract Rent
                                     Realty     with 10% or       Project      of Each        ($/Sq/Yr)       Lease  Renewal
Property                         Taxes/Rate     More of GLA   Square Feet       Tenant   At End of Year  Expiration  Options

INDUSTRIAL PROPERTIES
Greater San Francisco Bay Area,
    California
Building #3 at Contra Costa         $20,771               1        21,840       21,840            $6.64     Aug. 98     None
    Diablo Ind. Park, Concord     $1.04/100

Building #8 at Contra Costa         $33,737               1        31,800       31,800            $6.00     Dec. 00  2-5 yr.
    Diablo Ind. Park, Concord     $1.04/100

Building #18 at Mason               $19,871               2        28,836        7,225            $6.48     Nov. 98     None
     Industrial Park, Concord     $1.04/100                                      4,825            $7.39     Mar. 98     None

115 Mason Circle, Concord           $20,126               5        35,000        5,833            $5.16     Jan. 97     None
                                  $1.03/100                                      5,832            $6.00     Dec. 98  1-3 yr.
                                                                                 8,154            $6.72     Aug. 97     None
                                                                                 7,296            $6.00     Nov. 98  1-3 yr.
                                                                                 7,885            $6.12     Apr. 99     None

Auburn Court, Fremont               $44,998               4        68,030       15,755            $5.76     Oct. 98  1-5 yr.
                                  $1.07/100                                     16,095            $6.00     Sep. 98  1-5 yr.
                                                                                12,060            $9.00     Apr. 98     None
                                                                                12,060            $7.20     Jul. 00     None

47650 Westinghouse Drive,           $14,905               1        24,030       24,030            $5.52     Sep. 97  1-3 yr.
     Fremont                      $1.07/100

47600 Westinghouse Drive,            $7,622               1        24,030       24,030            $5.94     Dec. 99     None
     Fremont                      $1.07/100

47633 Westinghouse Drive,           $26,564               1        50,088       50,088           $11.37     Oct. 03  1-3 yr.
     Fremont                      $1.07/100

Fourier Avenue, Fremont             $40,478               1       104,400      104,400            $8.99     Apr. 04     None
                                  $1.07/100

Milpitas Town Center,               $72,221               4       102,620       23,924            $8.78     Sep. 99     None
     Milpitas                     $1.06/100                                     24,426            $8.24     Apr. 97     None
                                                                                30,840            $7.68     Jul. 98  1-5 yr.
                                                                                23,430            $7.52     Jan. 00  1-5 yr.

598 Gibraltar Drive,                 $8,661               1        45,090       45,090            $9.48     Apr. 01  1-5 yr.
     Milpitas                     $1.10/100

Doherty Avenue, Modesto             $28,042               1       251,308      251,308            $1.87     Dec. 06     None
                                  $1.10/100

860-870 Napa Valley Corporate       $45,893               3        67,775       13,111            $9.24     Dec. 00  1-5 yr.
     Way, Napa                    $1.73/100                                      8,494            $9.60     Sep. 01     None
                                                                                 8,474            $9.26     June 97  1-3 yr.

350 East Plumeria Drive,           $132,508               1       142,700      142,700            $7.80     Dec. 01  1-5 yr.
     San Jose                     $1.05/100

Lundy Avenue, San Jose              $29,811               2        60,428       11,086            $7.14     July 98     None
                                  $1.10/100                                     49,342            $7.08     Apr. 99  1-5 yr.

O'Toole Business Center,            $47,622               0       122,320          N/A              N/A         N/A      N/A
    San Jose                      $1.10/100

301 East Grand,                     $30,927               3        57,846       26,240            $6.24     Jun. 98     None
    South San Francisco           $1.00/100                                     14,400            $5.40     Oct. 99     None
                                                                                17,206            $4.68     Aug. 98     None

342 Allerton,                       $48,153               4        69,312       19,751            $6.72     Mar. 97     None
    South San Francisco           $1.00/100                                      9,720            $7.80     Mar. 97  1-5 yr.
                                                                                30,953            $7.28     Feb. 99     None
                                                                                 8,888            $7.20     Aug. 97     None

400 Grandview,                      $72,906               5       107,004       21,841            $6.72     Dec. 98     None
    South San Francisco           $1.00/100                                     26,800            $9.19     Jun. 97     None
                                                                                20,710            $8.58     Aug. 97  1-3 yr.
                                                                                18,789            $6.45     May 99   1-5 yr.
                                                                                18,864            $6.00     Jan. 03     None

410 Allerton,                       $22,004               1        46,050       46,050            $5.16     Apr. 98     None
    South San Francisco           $1.00/100

417 Eccles,                         $12,314               2        24,624       12,960            $6.36     Dec. 97  1-5 yr.
    South San Francisco           $1.00/100                                     11,664            $5.62     Aug. 97  1-5 yr.

Greater Los Angeles Area,
    California
Dupont Industrial Center,          $209,780               0       451,192          N/A              N/A         N/A      N/A
    Ontario                       $1.01/100

3002 Dow Business Center,          $193,609               0       192,125          N/A              N/A         N/A      N/A
    Tustin                        $1.01/100

Carroll Tech Center,                $36,809               1        88,829       88,829           $10.35     Dec. 03  1-5 yr.
    San Diego                     $1.12/100

Signal Systems Building,            $78,528               1       109,780      109,780            $7.80     Aug. 06     None
    San Diego                     $1.87/100

Oak Ridge Business Center,
    Vista                           $32,116               2        90,058       42,508            $5.16     Nov. 05     None
                                  $1.01/100                                     47,550            $6.36     Sep. 01  1-5 yr.


Denver Metropolitan Area
Bryant Street Annex, Denver         $20,730               2        55,000       42,148            $4.05     Mar. 99  1-1 yr.
                                  $8.08/100                                     12,852            $3.55     Apr. 98  1-2 yr.

Bryant Street Quad, Denver          $68,789               3       155,536       17,440            $2.97     Mar. 97  1-3 yr.
                                  $8.08/100                                     20,726            $3.30     Feb. 01  1-5 yr.
                                                                                16,055            $3.25     Feb. 99  1-3 yr.

Greater Phoenix Area, Arizona
Westech Business Center,
    Phoenix                         $82,123               0       143,940          N/A              N/A         N/A      N/A
                                 $13.32/100

Greater Portland Area, Oregon
Twin Oaks Technology Center,        $50,628               3        95,173       10,780            $7.75     Aug. 97     None
    Beaverton                     $1.32/100                                     11,460            $5.20     Nov. 98     None
                                                                                14,690            $7.56     Aug. 98     None

Twin Oaks Business Park,            $39,588               4        66,339        9,409            $5.14     Dec. 06     None
    Beaverton                     $1.32/100                                      6,702            $9.00     Feb. 00     None
                                                                                14,522           $10.67     Jul. 99  1-3 yr.
                                                                                11,686            $7.48     May 99   1-2 yr.

Kansas City, Kansas
Panorama Business Center,          $114,463               2       103,457       12,491            $5.95     Sep. 01  1-5 yr.
    Kansas City                   $9.26/100                                     12,951            $5.15     Feb. 01     None


Ninety-Ninth Street #1,             $44,820               2        35,516       19,019            $8.09     Sep. 98  1-5 yr.
    Lenexa                       $12.09/100                                     13,305            $8.85     Oct. 97     None

Ninety-Ninth Street #2,             $20,459               1        12,974       12,974            $8.62     Oct. 99     None
    Lenexa                       $12.09/100

Ninety Ninth Street #3,             $58,691               2        50,000       13,000            $7.10     Nov. 03  1-5 yr.
    Lenexa                       $12.09/100                                     31,250            $5.38     May 98      None

Lackman Business Center,            $61,607               2        45,956        5,510           $10.13     Jan. 97     None
    Lenexa                       $12.09/100                                      5,132            $9.68     May 98      None

SUBURBAN OFFICE PROPERTIES
Greater Los Angeles Area,
    California
Laguna Hills Square, Laguna         $53,328               2        51,734        8,474           $29.40     June 02     None
                                  $1.05/100                                     22,988           $27.31     Sep. 05  1-5 yr.

1000 Town Center Drive,            $172,503               2       107,653       29,837           $25.70     May 00   2-5 yr.
    Oxnard                        $1.05/100                                     49,391           $15.91     Sep. 99  1-5 yr.

Mariner Court, Torrance             $88,345               1       105,436       14,761           $25.08     Dec. 02     None
                                  $1.00/100

Salt Lake City, Utah
Woodlands Tower II,                $125,262               2       114,352       42,590           $14.16     Feb. 02  1-5
    Salt Lake City                $1.32/100                                     22,599           $15.00     Jan. 98     None

Kansas City, Kansas
6600 College Blvd.,                $159,591               1        79,316       62,441           $11.80     Dec. 99     None
    Overland Park                $12.86/100

Greater San Francisco Bay Area,
    California
Village Green, Lafayette            $24,330               1        16,895        2,119           $21.00     Aug. 96  1-3 yr.
                                  $1.11/100

100 View Street,                    $26,538               4        42,141        5,490           $19.68     July 01  1-5 yr.
    Mountain View                 $1.08/100                                      7,453           $18.12     Oct. 97  1-2 yr.
                                                                                14,302           $18.00     Mar. 00  1-3 yr.
                                                                                 5,070           $19.09     Apr. 99  1-3 yr.
Greater Seattle Area, Washington
Kenyon Center, Bellevue            $122,565               1        94,840       94,840           $11.61     Feb. 00  1-5 yr.
                                  $1.24/100

RETAIL PROPERTY
Denver Metropolitan Area
Academy Place Shopping Center,      $70,168               2        84,347       38,703            $8.00     Jan. 00  1-5 yr.
    Colorado Springs              $6.88/100                                     10,826           $16.18     Dec. 01  1-5 yr.



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

                                  Net Effective Rent                                 Net Effective Rent
                                           ($/Sq/Yr)                                          ($/Sq/Yr)
Properties                            At End of Year     Properties                      At End of Year


INDUSTRIAL PROPERTIES:
Greater San Francisco Bay Area,
California
Building #3 at Contra Costa                              47650 Westinghouse Drive
Diablo
           1992                            $8.35                  1992                         N/A
           1993                            $8.35                  1993                         N/A
           1994                            $8.35                  1994                         N/A
           1995                            $4.95                  1995                       $5.52
           1996                            $6.64                  1996                       $5.52

Building #8 at Contra Costa                              47600 Westinghouse Drive
Diablo
           1992                            $7.08                  1992                         N/A
           1993                            $7.43                  1993                         N/A
           1994                            $7.81                  1994                         N/A
           1995                            $6.00                  1995                         N/A
           1996                            $6.00                  1996                       $5.94

Building #18 at Mason Industrial                         47633 Westinghouse Drive
Park
           1992                            $6.28                  1992                         N/A
           1993                            $7.03                  1993                         N/A
           1994                            $6.95                  1994                         N/A
           1995                            $6.63                  1995                         N/A
           1996                            $6.78                  1996                      $11.37

115 Mason Circle                                         Fourier Avenue
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                              N/A                  1995                         N/A
           1996                            $6.05                  1996                       $8.99

Auburn Court                                             Milpitas Town Center
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                       $7.11
           1995                            $6.54                  1995                       $7.35
           1996                            $6.78                  1996                       $8.03



INDUSTRIAL PROPERTIES
(continued)

598 Gibraltar Drive                                      301 East Grand
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                              N/A                  1995                       $5.92
           1996                            $9.48                  1996                       $5.57

Doherty Avenue                                           342 Allerton
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                              N/A                  1995                       $6.88
           1996                            $1.87                  1996                       $7.18

860-870 Napa Valley Corporate                            400 Grandview
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                              N/A                  1995                       $7.49
           1996                            $9.44                  1996                       $7.53

350 East Plumeria Drive                                  410 Allerton
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                            $7.80                  1995                       $5.16
           1996                            $7.80                  1996                       $5.16

Lundy Avenue                                             417 Eccles
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                              N/A                  1995                       $5.71
           1996                            $7.09                  1996                       $6.01

O'Toole Business Center
           1992                              N/A
           1993                              N/A
           1994                              N/A
           1995                              N/A
           1996                            $8.75

INDUSTRIAL PROPERTIES
(continued)
Greater Los Angeles Area,
California

Dupont Industrial Center                                 3002 Dow Business Center
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                            $3.07                  1994                         N/A
           1995                            $3.17                  1995                       $8.88
           1996                            $3.53                  1996                       $8.55

Carroll Tech Center                                      Signal Systems Building
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                              N/A                  1995                         N/A
           1996                           $10.35                  1996                       $7.80

Oak Ridge Business Center, Vista
           1992                              N/A
           1993                              N/A
           1994                              N/A
           1995                              N/A
           1996                            $5.79

Denver, Colorado

Bryant Street Annex                                      Bryant Street Quad
           1992                              N/A                  1992                         N/A
           1993                              N/A                  1993                         N/A
           1994                              N/A                  1994                         N/A
           1995                            $4.02                  1995                       $3.09
           1996                            $3.93                  1996                       $3.39

Greater Phoenix Area, Arizona

Westech Business Center
           1992                              N/A
           1993                              N/A
           1994                              N/A
           1995                              N/A
           1996                            $8.85


INDUSTRIAL PROPERTIES (continued):
Greater Portland Area, Oregon

Twin Oaks Technology Center                              Twin Oaks Business Park
           1992                              N/A                  1992                        N/A
           1993                              N/A                  1993                        N/A
           1994                              N/A                  1994                        N/A
           1995                            $7.27                  1995                      $7.75
           1996                            $7.32                  1996                      $8.35

Kansas City, Kansas

Panorama Business Center                                 Ninety-Ninth Street #2
           1992                              N/A                  1992                        N/A
           1993                              N/A                  1993                        N/A
           1994                              N/A                  1994                        N/A
           1995                              N/A                  1995                      $7.56
           1996                            $6.54                  1996                      $8.62

Ninety-Ninth Street #1                                   Ninety-Ninth Street #3
           1992                              N/A                  1992                      $5.86
           1993                              N/A                  1993                      $5.86
           1994                              N/A                  1994                      $5.86
           1995                            $7.96                  1995                      $5.86
           1996                            $8.32                  1996                      $5.30

Lackman Business Center
           1992                              N/A
           1993                              N/A
           1994                              N/A
           1995                            $8.36
           1996                            $8.59


SUBURBAN OFFICE PROPERTIES
Greater Los Angeles Area,
California

Laguna Hills Square                                      1000 Town Center Drive
           1992                              N/A                  1992                        N/A
           1993                              N/A                  1993                     $20.84
           1994                              N/A                  1994                     $17.11
           1995                              N/A                  1995                     $17.66
           1996                           $25.38                  1996                     $19.02

Mariner Court
           1992                              N/A
           1993                              N/A
           1994                           $19.32
           1995                           $17.67
           1996                           $17.10

Salt Lake City, Utah

Woodlands Tower II
           1992                              N/A
           1993                           $13.02
           1994                           $14.47
           1995                           $14.25
           1996                           $14.58

Kansas City, Kansas

6600 College Boulevard
           1992                              N/A
           1993                              N/A
           1994                              N/A
           1995                           $12.01
           1996                           $11.99

Greater San Francisco Bay Area,
California

Village Green                                            100 View Street
           1992                              N/A                  1992                        N/A
           1993                              N/A                  1993                        N/A
           1994                           $20.85                  1994                        N/A
           1995                           $18.23                  1995                        N/A
           1996                           $19.99                  1996                     $18.82

Greater Seattle Area, Washington

Kenyon Center
           1992                              N/A
           1993                              N/A
           1994                              N/A
           1995                              N/A
           1996                           $11.61

RETAIL PROPERTY:
Denver Metropolitan Area

Academy Place Shopping Center
           1992                              N/A
           1993                              N/A
           1994                              N/A
           1995                           $10.08
           1996                           $10.33

Tax Information

The following table sets forth tax information of the Company's real estate investments at December 31, 1996, as follows: (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation (in thousands):

                                                Federal      Annual Rate of       Depreciation          Life
Depreciable assets                            Tax Basis        Depreciation             Method      In Years

INDUSTRIAL PROPERTIES
Greater San Francisco Bay Area, California     $  3,789               3.18%       Straight Line         31.5
                                                 51,201               2.56%       Straight Line           39
                                                 54,990

Greater Kansas City Area                          2,132               3.18%       Straight Line         31.5
                                                  6,974               2.56%       Straight Line           39
                                                  9,106

Greater Los Angeles Area, California             29,940               2.56%       Straight Line           39

Denver Metropolitan Area, Colorado                3,140               2.56%       Straight Line           39

Phoenix, Arizona                                  4,619               2.56%       Straight Line           39

Greater Portland Area, Oregon                     8,167               2.56%       Straight Line           39

Total depreciable assets for industrial
  properties                                    109,962

SUBURBAN OFFICE PROPERTIES
Greater Los Angeles, California                  13,436               2.56%       Straight Line           39

Salt Lake City, Utah                              6,250               2.56%       Straight Line           39

Greater Kansas City Area, Kansas                  3,994               2.56%       Straight Line           39

Greater San Francisco Bay Area, California        4,914               2.56%       Straight Line           39

Greater Seattle Area, Washington                  7,250               2.56%       Straight Line           39

Total depreciable assets for suburban
 office properties                               35,844

RETAIL PROPERTY
Denver Metropolitan Area                          3,391               2.56%       Straight Line           39

                                               $149,197

For additional information on the Company's real estate portfolio, see
Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company trades on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "BED." As of February 24, 1997 the Company had 494 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share by the Company on the Common Stock for each quarterly period during 1995 and 1996. All of the following quotations have been adjusted to reflect the one-for-two reverse stock split of the Common Stock effected on March 29, 1996.
                                                               Dividend
                                       High          Low      Per Share

1995
   First Quarter                      $12 3/4      $10 3/4       $.19
   Second Quarter                     $11 3/4      $10 1/4       $.21
   Third Quarter                      $13 1/2      $11 1/4       $.21
   Fourth Quarter                     $15 1/4      $12 3/4       $.21
1996
   First Quarter                      $15 1/4      $14           $.24
   Second Quarter                     $16          $12 3/8       $.24
   Third Quarter                      $14 5/8      $12 3/4       $.26
   Fourth Quarter                     $17 1/2      $14 1/8       $.26

Credit Facility

The Company currently has a $100 million credit facility with Bank of America which is scheduled to mature on July 1, 1999 and bears interest at a floating rate equal to either the lender's published "reference rate" plus 0.25% or LIBOR plus 1.75%. The outstanding balance under the credit facility at December 31, 1996 was $46.1 million. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations for the immediately preceding two fiscal quarters.

Recent Sales of Unregistered Securities

On December 17, 1996, the Company caused to be issued 108,495 units of limited partnership interest (the "Units") in Bedford Realty Partners, L.P. (the "Partnership"). These Units were issued to the original recipients of the Units in exchange for the contribution by such recipients of an Industrial Property located on Doherty Ave. in Modesto, California. The Units were sold pursuant to Rule 504 under Regulation D of the Securities Act to a group of 17 investors, all of whom the Company believes qualify as "accredited investors" as defined in Rule 501 of the Securities Act, in a transaction meeting the qualifications and limitations of Regulation D. Each holder of the Units may, subject to certain limitations, require that the Partnership redeem all or a portion of such holder's Units beginning on March 17, 1997. Upon redemption, a holder will receive, at the option of the Company, as general partner of the Partnership, either
(i) a number of shares of Common Stock equal to the number of Units redeemed or (ii) cash in an amount equal to the market value of the number of shares of Common Stock the holder would have received pursuant to (i) above. In lieu of the Partnership redeeming Units, the Company, as general partner, in its sole discretion, has the right to assume directly and satisfy the redemption right of the holder of the Units. The Company anticipates that it generally will elect to assume directly and satisfy any redemption right exercised by a holder of the Units through the issuance of shares of Common Stock. On March 20, 1997, the Company filed a registration statement with the Securities and Exchange Commission to cover resales of such Common Stock by the holders thereof upon redemption of the Units.

ITEM 6.  SELECTED FINANCIAL DATA

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

        (in thousands of dollars, except per share data)

                                      1996          1995           1994           1993           1992

Operating Data:
   Rental income                   $ 27,541      $  11,695      $  9,154       $  7,207       $  9,056
   Income (loss) before
       extraordinary item            11,021          2,895         3,609          3,147        (21,943)
   Net income (loss)                 11,021          2,895         3,609          3,147        (18,125)
   Net income (loss) applicable
       to common stockholders         6,516          1,607         3,609          3,147        (18,125)
   Income (loss) before
       extraordinary
       item per common share -
       assuming full dilution      $   1.13      $    0.52      $   1.17       $   1.06       $  (7.34)
   Net income (loss)
       per common share -
       assuming full dilution      $   1.13      $    0.52      $   1.17       $   1.06       $  (6.06)

Balance Sheet Data:
   Real estate investments         $224,501      $ 128,964      $ 55,053       $ 35,962       $ 45,553
   Bank loan payable                 46,097         43,250        22,400          3,621          4,400
   Mortgage loans payable            51,850           -             -              -             5,113
   Redeemable preferred shares       50,000         50,000          -              -              -
   Common and other
       stockholders' equity          73,756         32,435        36,932         35,441         33,370

Other Data:
   Net cash provided by
       operating activities        $ 14,378      $   4,898      $  2,716       $  1,220       $    198
   Net cash provided (used)
       by investing activities      (96,964)       (73,259)      (19,720)        10,085         (1,750)
   Net cash provided (used)
       by financing activities       82,887         64,655        16,807         (6,550)         1,400

   Funds From Operations(1)          13,645          5,021         3,622          1,964            879
   Dividends declared per share    $   1.00      $    0.82      $   0.71       $   0.36       $   -

   (1) Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by NAREIT as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with the generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto, all of which are included herein.

When used in this annual report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The Company's operations consist of owning and operating industrial and suburban office properties located primarily in the Western United States.

Increases in revenues, expenses, net income and cash flows in the years compared below were due primarily to the acquisition, development and sale of operating properties as follows:

                         1996                     1995                      1994
               Number of      Square     Number of     Square      Number of     Square
               Properties     Feet       Properties    Feet        Properties    Feet
Acquisitions
  Industrial       13         1,251,000      18        1,384,000        2        554,000
  Office            3           189,000       1           79,000        2        122,000
  Retail            -              -          1           84,000        -           -

                   16         1,440,000      20        1,547,000        4        676,000
Development
  Industrial        1            45,000       -             -           -           -

Sales
  Industrial        2           186,000       1           38,000        -           -
  Office            -              -          1           88,000        1        152,000
                    2           186,000       2          126,000        1        152,000

Comparison of 1996 to 1995

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $10,202,000 or 160% in 1996 compared with 1995. This is due to an increase in rental income of $15,846,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $5,644,000.

The increase in rental income and expenses is primarily attributable to the acquisition and development of real estate investments. This acquisition and development activity increased rental income and rental expenses by $16,684,000 and $5,445,000, respectively. This was partially offset by the sale of an office property and an industrial property in 1995 which generated a reduction in rental income and rental expenses of $1,078,000 and $687,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $2,753,000 or 173% in 1996 compared with 1995. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1996, and higher financing costs incurred in connection with its credit facility and mortgage loans. The amortization of loan fees was $650,000 and $277,000 for 1996 and 1995, respectively. General and administrative expenses increased $295,000 or 20% in 1996 compared with 1995, a result of managing a larger real estate portfolio.

Gain on Sale
In April 1996, the Company sold 3.6 acres of land adjacent to its suburban office property in Salt Lake City, Utah for $1,000,000, receiving $950,000 in cash and a $50,000 note due in April 1997, with 10% interest payable monthly. The sale resulted in a gain of $359,000. In December 1996, the Company sold two industrial properties in St. Paul, Minnesota for a cash sale price of $6,705,000. The sale resulted in a gain of $47,000.

In 1995, the Company sold an office property located in Mississippi and an industrial property located in Kansas for $8,000,000 cash. The sales resulted in a loss of $642,000.

Dividends
Quarterly dividends declared for the first and second quarters of 1996 were $0.24 per share of common stock, and $0.26 per share of common stock for the third and fourth quarters of 1996. Consistent with the Company's policy, dividends are paid in the quarter after declared. In addition, the Company declared a quarterly dividend of $1,125,000 on the Series A
Convertible Preferred Stock in each of the four quarters of 1996.   The
preferred stock dividends are due and payable 45 days after the quarter end.

Comparison of 1995 to 1994

Income from Property Operations
Income from property operations increased $1,738,000 or 38% in 1995 compared with 1994. This is due primarily to an increase in rental income of $2,541,000 offset by an increase in rental expenses of $803,000.

The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments. These acquisitions increased rental income and rental expenses by $2,832,000 and $938,000, respectively.

The effect of these acquisitions was partially offset by the sale of an office property and an industrial property, generating a reduction of rental income and rental expenses of $345,000 and $206,000.

Expenses
Interest expense, which includes amortization of loan fees, increased $639,000 or 67% in 1995 compared with 1994. The increase is attributable to the Company's higher level of borrowing on its credit facility to finance the acquisition of properties. Loan fee amortization expense for 1995 and 1994 was $277,000 and $231,000, respectively. General and administrative expenses remained relatively unchanged in 1995 compared with 1994. In 1995, the increase of $363,000 in personnel costs associated with a larger real estate portfolio was offset by the reversal of a $245,000 income tax liability assessed in 1993 by the state of New Jersey and the decrease of $62,000 in directors and officers (D & O)
insurance expense.   D & O insurance was renewed at a lower premium due
to the Company's improved operating performance in the recent years.

Gain (Loss) on Sale
In September 1995, the Company sold an industrial property located in Overland Park, Kansas for $1,500,000, resulting in a loss of $12,000. In October 1995, the Company sold a suburban office property located in Jackson, Mississippi for $6,500,000, resulting in a loss of $630,000. In anticipation of such sale the Company recorded a provision for possible loss of $630,000 in the third quarter of 1995.


In January 1994, the Company sold a suburban office property located in San Antonio, Texas for $8,500,000 and recorded a gain of $1,193,000. The gain on sale of this property primarily resulted from the improvement in the local real estate economy subsequent to a 1992 write down of this asset by $3,631,000.

Dividends
Quarterly dividends declared for the first quarter of 1995 were $0.19 per share of common stock and $0.21 per share of common stock for the second, third and fourth quarters of 1995. Consistent with the Company's policy, dividends are paid in the quarter after declared. Dividends of $163,000 and $1,125,000 were declared on the Series A Convertible Preferred Stock for the third and fourth quarters of 1995, respectively. They were paid 45 days after each quarter ended.

Financial Condition

Total assets of the Company at December 31, 1996 increased by $98,346,000 compared with December 31, 1995, primarily as a result of an increase in real estate investments (net of depreciation) of $95,537,000. Total liabilities at December 31, 1996 increased by $55,316,000 compared with December 31, 1995, primarily as a result of increased borrowings under the Company's credit facility in order to finance the acquisition of real estate investments.

Liquidity and Capital Resources

During the year ended December 31, 1996, the Company's operating activities provided net cash flow of $14,378,000. Investing activities provided cash flow of $7,519,000 from the sale of properties and utilized $104,483,000 to acquire and improve real estate investments. Financing activities provided net cash flow of $82,887,000 consisting of the proceeds from mortgage loans of $49,384,000, bank borrowings of $101,189,000 and net proceeds from the sale of common stock of $40,476,000, offset by repayment of bank borrowings of $99,048,000 and payment of dividends of $9,114,000.

On September 18, 1995, the Company completed the sale of $50,000,000 of Series A Convertible Preferred Stock to an entity beneficially owned by an investment fund managed by AEW Capital Management. A portion of net cash proceeds from the sale was used to pay off outstanding borrowings under the Company's credit facility. The Series A Convertible Preferred Stock contains financial covenants and conditions that if the Company fails to maintain or achieve, its holders have the right to cause the Company to redeem all of the outstanding shares of Series A Convertible Preferred Stock at a redemption price of $6.00 per share plus all accrued dividends payable.

In 1996, the Company obtained two mortgage loans of $25,000,000 each. They are secured by 12 properties (which Properties collectively accounted for approximately 31% of the Company's Annualized Base Rent and 30% of the Company's total assets as of December 31, 1996). The loans bear interest at 7.02% and 7.5% per annum and have a seven and five year term, respectively. Interest is due and payable monthly. The proceeds of the mortgage loans were used to pay down a portion of the outstanding borrowings under the credit facility.

On April 24, 1996, the Company completed the sale of 3,350,000 shares of common stock at $13 per share. On February 18, 1997, the Company completed the sale of an additional 4,600,000 shares of the common stock at $17 per share. A portion of the net cash proceeds from each of these offerings was used to pay off the outstanding borrowings under the Company's expanded credit facility of $100 million. The expanded facility, which matures on July 1, 1999 bears interest at a floating rate equal either to the lenders' published "reference rate" plus 0.25% or LIBOR plus 1.75%. The credit facility is secured by mortgages on 26 properties (which Properties collectively accounted for approximately 55% of the Company's Annualized Base Rent and 49% of the Company's total assets as of December 31, 1996), together with rental proceeds from such properties. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations for the immediately preceding two fiscal quarters. At December 31, 1996 the Company was in compliance with the covenants and requirements of the credit facility. As of March 15, 1997 the outstanding balance of the credit facility was $2,000,000.


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

Potential Factors Affecting Future Operating Results

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. Results from operations in 1997 may be negatively impacted if interest rates increased in the future.

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1997 may not be renewed or the terms of renewal may be less favorable than current lease terms. However, the Company expects to release the vacant spaces without any material adverse impact on 1997 operations. In addition, the Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.

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


General Litigation

The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, none of these matters could have a material impact on the Company's financial statements.

Inflation

Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, however, could result in increases in the Company's borrowing costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedule Covered by Reports of
Independent Public Accountants

Report of Independent Public Accountants                       38
Consolidated Balance Sheets as of December 31, 1996 and 1995 39 For the Years Ended December 31, 1996, 1995 and 1994:
- Consolidated Statements of Income                            40
- Consolidated Statements of Stockholders' Equity              41
- Consolidated Statements of Cash Flows                        42
Notes to Consolidated Financial Statements                     43
Financial Statement Schedule:
- Schedule III - Real Estate and Accumulated Depreciation      51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on May 16, 1997.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a)  1.   Financial Statements

          Report of independent public accountants.

          The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

          Consolidated Balance Sheets as of December 31, 1996 and 1995.

          Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation

          All other schedules have been omitted as they are not applicable, or not required or because the information is given in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

     3.   Exhibits

     Exhibit No.           List of Exhibits

     3.1 Charter of the Company, as amended, is incorporated herein by reference to Exhibit 4.1 to the Company's
             Registration Statement on Form S-2, Registration No. 333-
             921.

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

     10.4 Second Amended and Restated Credit Agreement dated as of June 26, 1996, by and between the Company, as Borrower, Bank of America National Trust and Savings Association and the several financial institutions (the "Banks") is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

     10.13 Amended and Restated Promissory Note date May 24, 1996 executed by the Company and payable to the order of Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     10.14*  Loan Agreement dated as of December 24, 1996 between
             Bedford Property Investors, Inc. as Borrower and Union Bank of California, N.A. as Lender.

     11*     Statement of Computation of Earnings Per Share.

     12*     Ratio of Earnings to Fixed Charges.

     21.1*   Subsidiaries of the Company.

     23.1*   Consent of KPMG Peat Marwick LLP, independent auditors.

     27*     Financial Data Schedule

     * Filed herewith


     B.      Reports on Form 8-K

             During the quarter ended December 31, 1996 the Company filed on November 26, 1996, a report on Form 8-K dated March 27, 1996, reporting items 5 and 7 and announcing all the Company's acquisitions from March 27, 1996 through October 17, 1996.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                KPMG Peat Marwick LLP

San Francisco, California
February  25, 1997

                     BEDFORD PROPERTY INVESTORS, INC.
                       CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1996 AND 1995
           (in thousands, except share and per share amounts)

                                                1996                      1995


Assets:

Real estate investments:
  Industrial buildings                      $170,062                  $ 94,897
  Office buildings                            53,071                    30,025
  Retail buildings                             6,281                     6,261

                                             229,414                   131,183

  Less accumulated depreciation                4,913                     2,219

                                             224,501                   128,964
Cash                                           1,328                     1,027
Other assets                                   5,995                     3,487

                                            $231,824                  $133,478


Liabilities and Stockholders' Equity:

Bank loan payable                             46,097                    43,250
Mortgage loan payable                         51,850                      -
Accounts payable and accrued expenses          2,214                     1,451
Dividend and distribution payable              2,827                     1,765
Acquisition payable                             -                        3,000
Other liabilities                              3,371                     1,577

    Total liabilities                        106,359                    51,043

Redeemable preferred stock:
  Series A convertible preferred stock,
    par value $0.01 per share; authorized
    10,000,000 shares, issued and
    outstanding 8,333,334 shares;
    aggregate redemption amount $50,000;
    aggregate liquidation preference
    $52,500                                   50,000                    50,000

Minority interest in consolidated
  partnership                                  1,709                      -

Common stock and other
 stockholders' equity:
  Common stock, par value $0.02 per share;
    authorized 15,000,000 shares, issued
    and outstanding 6,526,325 shares in
    1996, 3,045,325 shares in 1995               131                        61
  Additional paid-in capital                 147,622                   107,214
  Accumulated losses and distributions in
   excess of net income                      (73,997)                  (74,840)
    Total common stock and other
     stockholders' equity                     73,756                    32,435

                                            $231,824                  $133,478

See accompanying notes to consolidated financial statements.

                    BEDFORD PROPERTY INVESTORS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
           (in thousands, except share and per share amounts)

                                                          1996             1995              1994


Property operations:
    Rental income                                      $27,541          $11,695           $ 9,154
    Rental expenses:
       Operating expenses                                5,352            2,744             2,408
       Real estate taxes                                 2,595            1,105               916
       Depreciation and amortization                     3,030            1,484             1,206


Income from property operations                         16,564            6,362             4,624

General and administrative expenses                     (1,752)          (1,457)           (1,309)
Interest income                                            150              226                56
Interest expense                                        (4,347)          (1,594)             (955)

Income before gain (loss) on sales of real
    estate investments                                  10,615            3,537             2,416

Gain (loss) on sales of real estate investments            406             (642)            1,193


Net income                                             $11,021         $  2,895           $ 3,609


Net income applicable to common
     stockholders(1)                                   $ 6,516         $  1,607           $ 3,609

Primary earnings per common and common
     equivalent share(2)                               $  1.18         $   0.52           $  1.17

Primary weighted average number of common and
     common equivalent shares outstanding            5,531,438        3,089,549         3,073,832

Earnings per common share -
     assuming full dilution(2)                         $  1.13         $   0.52           $  1.17


Weighted average number of common shares
     assuming full dilution                          9,765,303        3,089,549         3,073,832

See accompanying notes to consolidated financial statements.






1 Reflects reduction for dividends and distributions of $4,505 and $1,288 for the years ended December 31, 1996 and 1995, respectively.

2 Reflects the one-for-two reverse stock split effective March 29, 1996.


                    BEDFORD PROPERTY INVESTORS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
           (in thousands, except share and per share amounts)

                                                                                            Total
                                                                      Accumulated          common
                                                                       losses and       stock and
                                                    Additional      distributions    other stock-
                                     Common            paid-in       in excess of        holders'
                                      stock            capital         net income          equity

Balance, December 31, 1993            $  60           $107,147          $(71,766)         $35,441

Issuance of common stock                  -                  4                 -                4

Net income                                -                  -             3,609            3,609

Dividends to common stockholders
  ($0.71 per share)                       -                  -            (2,122)          (2,122)

Balance, December 31, 1994               60            107,151           (70,279)          36,932

Issuance of common stock                  1                 63                 -               64

Costs of issuance of preferred stock      -                  -            (3,631)          (3,631)

Redemption of rights                      -                  -               (60)             (60)

Net income                                -                  -             2,895            2,895

Dividends to common stockholders
  ($0.82 per share)                       -                  -            (2,477)          (2,477)

Dividends to preferred
  stockholders (9%)                       -                  -            (1,288)          (1,288)


Balance, December 31, 1995               61            107,214           (74,840)          32,435

Issuance of common stock                 70             43,778                 -           43,848

Costs of issuance of preferred stock      -                  -                (2)              (2)

Costs of issuance of common stock         -             (3,370)                -           (3,370)

Net income                                -                  -            11,021           11,021

Dividends to common stockholders
  ($1.00 per share)                       -                  -            (5,671)          (5,671)

Distributions to limited partnership
  unit holders                            -                  -                (5)              (5)

Dividends to preferred
  stockholders (9%)                       -                  -            (4,500)          (4,500)

Balance, December 31, 1996            $ 131           $147,622          $(73,997)         $73,756

See accompanying notes to consolidated financial statements.

                    BEDFORD PROPERTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (in thousands)

                                                          1996          1995         1994

Operating Activities:
   Net income                                          $11,021        $2,895       $3,609
   Adjustments to reconcile net income
           to net cash provided
           by operating activities:
       Depreciation and amortization                     3,757         1,806        1,463
       Loss (gain) on sale of real estate investments     (406)          642       (1,193)
       Change in other assets                           (2,118)       (1,679)        (930)
       Change in accounts payable and accrued expenses     763           601         (615)
       Change in other liabilities                       1,361           633          382


Net cash provided by operating activities               14,378         4,898        2,716


Investing Activities:
   Investments in real estate                         (104,483)      (81,173)     (28,009)
   Proceeds from sales of real estate investments        7,519         7,914        8,289


Net cash used by investing activities                  (96,964)      (73,259)     (19,720)


Financing Activities:
   Proceeds from bank loan                             101,189        47,100       36,138
   Repayment of bank loan                              (99,048)      (26,250)     (17,359)
   Proceeds from mortgage loans                         49,384             -            -
   Issuance of common stock                             40,476            64            -
   Net proceeds from sale of preferred stock                 -        46,369            -
   Redemption of rights                                      -           (60)           -
   Payment of dividends                                 (9,114)       (2,568)      (1,972)


Net cash provided by financing activities               82,887        64,655       16,807


Net increase (decrease) in cash                            301        (3,706)        (197)
Cash at beginning of year                                1,027         4,733        4,930


Cash at end of year                                     $1,328        $1,027       $4,733


Supplemental disclosure of cash flow information
a)   Non-cash investing and financing activities:
          Debt incurred with real estate acquired       $2,283        $3,000       $  600
          Issuance of limited partnership units
          for real estate acquired                       1,709             -            -
          Note receivable from sale of real
          estate investment                                 50             -            -
b)   Cash paid during the year for interest             $3,380        $1,283       $  585

See accompanying notes to consolidated financial statements.

                    BEDFORD PROPERTY INVESTORS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of Significant Accounting Policies

The Company
Bedford Property Investors Inc. (the Company) is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the Western United States. The
Company's Common Stock trades under the symbol "BED" on both the New York and Pacific Stock Exchanges.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its general partnership interest in Bedford Realty Partners, L.P. All significant inter-entity balances have been eliminated in consolidation.

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

Taxable income differs from net income for financial reporting purposes primarily because of the different methods of accounting for depreciation. As of December 31, 1996, for Federal income tax purposes, the Company had an ordinary loss carry forward of approximately $39,400,000 and a capital loss carry forward of approximately $2,500,000. All dividend distributions made for 1996 were classified as ordinary income for Federal income tax purposes.

Real Estate Investments
Buildings and improvements are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 45 years. Upon the acquisition of an investment by the Company, acquisition related costs are added to the carrying cost of that investment. These costs are being depreciated over the useful lives of the buildings. Leasing commissions and improvements to tenants' space incurred subsequent to the acquisition are amortized over the terms of the respective leases. Expenditures for repairs and maintenance, which do not add to the value or prolong the useful life of a property, are expensed as incurred. When the Company concludes that the recovery of the carrying amount of a real estate investment is permanently impaired, it reduces such carrying amount to the estimated fair value of the investment. Investments which have been classified as offered for sale are reported at the lower of the carrying amount or fair value less costs to sell.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121). The adoption of FAS 121 did not have a material impact on the Company's financial statements.

Income Recognition
Rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement. The aggregate rental income exceeded contractual rentals by $573,000 and $377,000 for 1996 and 1995, respectively.


Per Share Data
Per share data are based on the weighted average number of common and common equivalent shares outstanding during the year. Per share data reflects the retroactive application of the one-for-two reverse stock split which took place on March 29, 1996. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. The fully diluted earnings per share calculation assumes conversion of the Series A Convertible Preferred Stock of the Company and the limited partnership units of Bedford Realty Partners, L.P.. If exercised, both the Series A Convertible Preferred Stock and the limited partnership units would have dilutive effects. Dividends accrued on the Series A Convertible Preferred Stock and distributions accrued on the limited partnership units are deducted from net income for purposes of determining net income applicable to common stockholders.

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of December 31, 1996 (in thousands):

                                                                                     Less
                                                                              Accumulated
                                                  Land       Building        Depreciation          Total
Industrial
Greater San Francisco Bay Area, California     $34,588       $ 54,728              $1,481      $  87,835
Greater Los Angeles Area, California            13,582         29,998                 661         42,919
Denver, Colorado                                 1,911          3,140                  75          4,976
Phoenix, Arizona                                 4,628          4,619                  69          9,178
Greater Portland Area, Oregon                    2,652          8,167                 201         10,618
Greater Kansas City Area                         2,805          9,244                 403         11,646

Total Industrial                                60,166        109,896               2,890        167,172

Suburban Office
Greater Los Angeles Area, California             7,442         13,467               1,085         19,824
Salt Lake City, Utah                               359          6,269                 554          6,074
Greater Kansas City Area, Kansas                 2,518          3,994                 110          6,402
Greater San Francisco Bay Area, California       1,763          4,914                 142          6,535
Greater Seattle Area, Washington                 5,095          7,250                  54         12,291


Total Suburban Office                           17,177         35,894               1,945         51,126

Retail
Colorado Springs, Colorado                       2,890          3,391                  78          6,203


Total                                          $80,233       $149,181              $4,913       $224,501



The Company internally manages all but seven of its properties from its regional offices in Lafayette, CA; Tustin, CA; Phoenix, AZ; and Lenexa, Kansas. For the seven properties located in markets not served by a regional office, the Company has subcontracted on-site maintenance to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

Note 3 - Consolidated Partnership

In December, 1996 the Company formed Bedford Realty Partners, L.P. (the "Operating Partnership"), with the Company as the sole general partner, for the purpose of acquiring real estate. In exchange for contributing a property into the Operating Partnership, the owners of the property receive limited partnership units ("OP Units"). A limited partner can seek redemption of the OP Units at any time after 90 days. The Company, at its option, may redeem the OP Units by either (i) issuing common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to a limited partner based on the average trading price of its common stock. Each OP Unit is allocated partnership income and cash flow at a rate equal to the dividend being paid by the Company on a share of common stock. Additional partnership income and cash flow is allocated 99% to the Company and 1% to the limited partners.

This acquisition strategy is referred to as a "Down REIT" transaction; as long as certain tax attributes are maintained, the income tax consequences to a limited partner are generally deferred until such time as the limited partner redeems their OP Units.

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating
Partnership. The sellers of the property received 108,495 OP Units. A director of the Company was a 9% owner of the property, but did not participate in the approval of the acquisition.

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 1996 are as follows (in thousands):

                    1997             $27,197
                    1998              22,006
                    1999              16,462
                    2000              11,480
                    2001               8,517
                    Thereafter        14,655
                                    $100,317

The total minimum future lease payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

Due to the Company's limited financial resources existing in prior years, its activities relating to the acquisition of new properties and debt and equity financings have been performed by Bedford Acquisitions, Inc. (BAI) pursuant to a written contract dated January 1, 1995. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount raised in financings or the aggregated purchase price of the property for acquisitions, or (ii) an amount equal to (a) the aggregate amount of expenses funded by BAI through the time of such acquisition or financing minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI had an initial term of one year, is renewable at the option of the Company for additional one-year terms, and will expire no later than January 1, 1998.

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

As of December 31, 1996, the Company had paid Mr. Bedford and BAI an aggregate of $4,853,000 for acquisition and financing activities performed since February 1993 pursuant to the foregoing arrangements.
The Company believes that since the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for services on acquired properties or completed financings, such fees were and continue to be properly includable in direct acquisition costs and capitalized as part of the asset or financing activities.

Note 6 - Stock Option Plans

A total of 900,000 shares of the Company's Common Stock have been reserved for issuance under the Employee Stock Option Plan (the "Employee Plan"). The Employee Plan expires by its own terms in 2003. The
Employee Plan provides for non-qualified stock options and incentive stock options.

The Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the exercisability of the options. Options granted to employees are exercisable upon vesting, and typically vest over a four-year period.

The Employee Plan requires that the exercise price of incentive stock options be at least equal to the fair market value of such shares on the date of grant and that the exercise price of non-qualified stock options be equal to at least 85% of the fair market value of such shares on the date of the grant. The maximum term of options granted is ten years.

Initially 250,000 shares of the Company's Common Stock were reserved for issuance under the Directors' Stock Option Plan (the "Directors' Plan"). On May 16, 1996 the shareholders approved an additional 250,000 shares. The Directors' Plan expires by its own terms in 2002. The Directors' Plan provides for the grant of non-qualified stock options to directors of the Company. The Directors' Plan contains an automatic grant feature whereby a director receives a one-time "initial option" to purchase 25,000 shares upon a director's appointment to the Board of Directors and thereafter receives automatic annual grants of options to purchase 10,000 shares upon re-election to the Board of Directors. Options granted are generally exercisable six months from the date of grant.

The Directors' Plan requires that the exercise price of options be equal to the fair market value of the underlying shares on the date of grant. The maximum term of options granted is ten years.

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management shortly after the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1996 and 1995, options for 155,000 shares of Common Stock were exercised in exchange for notes payable to the Company. The notes bear interest at 7.5%. The unpaid balance of the notes is $1,787,000 and is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

The Company applies APB Opinion No. 25 and related interpretation in accounting for its plans. Accordingly, compensation costs have not been recognized for either the Employee or Directors' Plan. Had compensation costs for the plans been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                   1996          1995           1994
Net income
  As reported                   $11,021        $2,895        $ 3,609
  Pro forma                      10,831         2,821          3,518




For the years ended December 31, 1996, 1995 and 1994, the effect of determining compensation cost consistent with
FASB Statement No. 123 on primary earnings per share and fully diluted earnings per share was not material.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1995 and 1994, respectively: dividend yield of 6.9%, 6.7% and 5.8%; expected volatility of 18.1%, 19.4% and 21.9%; risk-free interest rates of 6.3%, 5.3% and 7.8%; and expected lives of five years for each period.

A summary of the status of the Company's plans as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                            1996                                1995                          1994
                                                  Weighted Avg.                      Weighted Avg.                 Weighted Avg.
                                    Shares        Exercise Price        Shares       Exercise Price   Shares       Exercise Price
Employee Plan
Outstanding at beginning
    of year                         93,750              $  12.78       107,500             $  13.04    17,500             $  8.50
Granted                            267,000                 13.00        86,000                11.50    90,500               13.93
Exercised                         (106,000)                12.96       (56,875)               11.14      -                    -
Forfeited                          (12,500)                12.92       (42,875)               12.91      (500)              14.00


Outstanding at end of year         242,250              $  12.94        93,750             $  12.78   107,500             $ 13.04


Options exercisable                 45,063                              25,875                          6,875

Weighted average fair value
 of options granted during
 the year                                               $   1.37                           $   1.19                       $  2.45


Directors' Plan
Outstanding at beginning
    of year                        250,000              $   8.28       175,000             $   6.76   150,000             $  5.73
Granted                             70,000                 14.22        75,000                11.84    25,000             $ 12.97
Exercised                          (25,000)                 5.33          -                     -        -                    -


Outstanding at end of year         295,000              $   9.94       250,000             $   8.28   175,000             $  6.76


Options exercisable                295,000                             175,000                        175,000


Weighted average fair value
    of options granted during
    the year                                            $   1.06                           $   1.16                       $  2.81


The following table summarizes information about stock options outstanding on December 31, 1996:

                                                 Options Outstanding                       Options Exercisable

                                                    Weighted Avg.
Range of                           Number               Remaining    Weighted Avg.       Number     Weighted Avg.
Exercise Price                Outstanding        Contractual Life   Exercise Price  Exercisable    Exercise Price

Employee Plan
$  8.50                             2,750                     1.4          $  8.50        1,813           $  8.50
  13.75 to 14.00                   53,500                     3.8            13.93       34,500             13.95
  11.50                            35,000                     8.7            11.50        8,750             11.50
  13.00                           151,000                     9.3            13.00         -                  -

$  8.50 to 14.00                  242,250                     7.9          $ 12.94       45,063           $ 13.25

Directors' Plan
$  5.33                           100,000                     1.9          $  5.33      100,000           $  5.33
   7.71                            25,000                     1.9             7.71       25,000              7.71
  12.97                            25,000                     2.8            12.97       25,000             12.97
  11.82 to 11.85                   75,000                     4.2            11.84       75,000             11.84
  14.22                            70,000                     9.8            14.22       70,000             14.22

$  5.33 to 14.22                  295,000                     4.4          $  9.94      295,000           $  9.94

Note 7 - Bank Loan Payable

During 1996, the Company expanded its secured revolving credit facility with Bank of America to $100 million. The expanded facility, which matures on July 1, 1999, bears interest at a floating rate equal to either the lender's published "reference rate" plus 0.25% or LIBOR plus 2% (lowered to LIBOR plus 1.75% in January, 1997). The credit facility is secured by mortgages on 26 properties (which Properties collectively accounted for approximately 55% of the Company's Annualized Base Rent and approximately 49% of the Company's total assets as of December 31, 1996), together with the rental proceeds from such properties. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations for the immediately preceding two fiscal quarters.

The daily weighted average amount owing to the bank was $10,997,000 and $15,003,000 in 1996 and 1995, respectively. The weighted average interest rates in these periods were 8.03% and 8.65%, respectively. The effective interest rate at December 31, 1996 was 7.7%.

Note 8 - Mortgage Loans Payable

Mortgage loans payable at December 31, 1996 consist of the following (in thousands):

            Floating rate note due December 15, 1999
              current rate of 8.5%                     $ 1,850
            7.5% note due January 1, 2002               25,000
            7.02% note due March 15, 2003               25,000
                                                       $51,850



The mortgage loans are collaterized by 13 properties (which Properties collectively accounted for approximately 32% of the Company's
Annualized Base Rent and approximately 32% of the Company's total assets as of December 31, 1996).

The following table presents scheduled principal payments on mortgage loans as of December 31, 1996 (in thousands):

                    1997            $   381
                    1998                692
                    1999              2,609
                    2000                874
                    2001                879
                    Thereafter       46,415
                                    $51,850

Note 9 - Redeemable Preferred Stock

On September 18, 1995, the Company issued and sold 8,333,334 shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") for $6.00 per share. Holders of the Convertible Preferred Stock are entitled to cumulative quarterly dividends in cash in an amount equal to the greater of (i) $0.135 per share or (ii) the dividends payable in such quarter on the Common Stock into which the Convertible Preferred Stock is convertible plus, in both cases, the accumulated but unpaid dividends on the Convertible Preferred Stock. Dividends may be declared and paid on shares of Common Stock only if full cumulative dividends have been paid or authorized and set apart on all shares of Convertible Preferred Stock. Each share of Convertible Preferred Stock is convertible at any time after September 18, 1997 into one-half share of Common Stock. The conversion rate may be adjusted under certain conditions.

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

Note 10 - Sales of Common Stock

In April of 1996, the Company completed the sale of 3,350,000 shares of common stock at $13 per share. The net proceeds were used primarily to pay off the outstanding borrowings under the Company's credit facility and to acquire additional properties.

In February of 1997, the Company completed the sale of 4,600,000 shares of common stock at $17 per share. The net proceeds were used primarily to pay off the outstanding borrowings under the Company's expanded credit facility.

Note 11 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 1996 and 1995 (in thousands of dollars, except per share data):

1996 Quarters Ended                       3/31         6/30          9/30        12/31


Rental income                           $5,709       $6,369        $7,090       $8,373

Income from property operations          3,347        3,857         4,230        5,130

Income before gain on sale of real
  estate investments                     1,953        2,621         2,932        3,109

Net income                              $1,953       $2,980        $2,932       $3,156

Net income applicable to common
  stockholders(1)                       $  828       $1,855        $1,807       $2,026

Primary earnings per common and common
  equivalent share(2)                   $ 0.26       $ 0.33        $ 0.27       $ 0.30

Earnings per common share -
  assuming full dilution(2)             $ 0.26       $ 0.30        $ 0.27       $ 0.29


1995 Quarters Ended                       3/31         6/30          9/30        12/31


Rental income                           $2,662       $2,616        $2,774       $3,643

Income from property operations          1,427        1,366         1,369(4)     2,200

Income before loss on sales of real
  estate investments                       606          616           669(4)     1,646

Net income                              $  606       $  616        $   27       $1,646

Net income (loss) applicable to common
  stockholders(3)                       $   606      $  616        $ (133)      $  518

Net income (loss) per common and
  common equivalent  share(2)           $  0.20      $ 0.20        $(0.04)      $ 0.16

1 Reflects reduction for dividends and distributions of $1,130 for the fourth quarter of 1996 and $1,125 each for the first, second and third quarter of 1996.

2 Reflects the one-for-two reverse stock split effective March 29, 1996.

3 Reflects reduction for dividends of $160 and $1,128 for the third and fourth quarters of 1995, respectively, on $50,000 of Series A Convertible Preferred Stock issued on September 18, 1995.

4 These amounts were reported in the third quarter of 1995, net of a provision for loss on sale of real estate investment of $630.

                           BEDFORD PROPERTY INVESTORS, INC.
               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 December 31, 1996
                            (in thousands of dollars)

                                    Initial                 Cost          Gross Amount        Accumu-
                                Cost to Company      Capitalized           Carried at         lated         Date   Date  Depreciable
                                      Buildings &  Subsequent to        Close of Period       Depre-        Con-    Ac-         Life
Description                    Land   Improvement    Acquisition  Land      Building   Total  ciation   structed quired      (Years)

INDUSTRIAL PROPERTIES AND
  VACANT LAND PARCELS:
Greater San Francisco Area,
  California
Building #3 at Contra Costa
  Diablo Industrial Park,
  Concord                      $ 495    $ 1,159        $  77      $  495    $ 1,236   $ 1,731 $ 186        1983   12/90       45
Building #8 at Contra Costa
  Diablo Industrial Park,
  Concord                        877      1,548          142         877      1,690     2,567   241        1981   12/90       45
Building #18 at Mason
  Industrial
  Park, Concord                  610      1,265           60         610      1,325     1,935   195        1984   12/90       45
115 Mason Circle, Concord        697        854            9         697        863     1,560     6        1971    9/96       45
Auburn Court, Fremont          1,391      2,473          230       1,415      2,679     4,094    59        1983   12/95       45
47650 Westinghouse Drive,
  Fremont                        267        893           24         271        913     1,184    21        1982   12/95       45
47600 Westinghouse Drive,
  Fremont                        356      1,067            7         356      1,074     1,430     8        1982    9/96       45
47633 Westinghouse Drive,
  Fremont                      1,051      3,239           11       1,051      3,250     4,301    18        1983   10/96       45
Westinghouse Land              1,624          -            5       1,629       -        1,629     -         N/A   10/96      N/A
Fourier Avenue, Fremont        2,120      7,018            -       2,120      7,018     9,138    91        1982    5/96       45
Milpitas Town Center,
  Milpitas                     1,400      4,421           87       1,400      4,508     5,908   239        1983    8/94       45
598 Gibraltar Drive,
  Milpitas                       535      2,522            -         535      2,522     3,057    58        1996    5/96       45
Doherty Avenue, Modesto          464      3,178           53         470      3,225     3,695     -       1963-71 12/96       45
860-870 Napa Valley
  Corporate Way, Napa            933      3,515           86         933      3,601     4,534    20        1984    9/96       45
Napa Lot A                       961       -               -         961       -          961     -         N/A   12/96      N/A
Napa Lots 12J & K              1,151       -               -       1,151       -        1,151     -         N/A   12/96      N/A
350 E. Plumeria Drive,
  San Jose                     3,621      4,704          151       3,683      4,793     8,476   134        1983    9/95       45
Lundy Avenue, San Jose         2,055      2,184          161       2,055      2,345     4,400    25        1982    7/96       45
O'Toole Business Center,
  San Jose                     3,934      5,748            -       3,934      5,748     9,682     -        1984   12/96       45
301 East Grand, South
  San Francisco                2,036        959          160       2,070      1,085     3,155    26        1974   12/95       45
342 Allerton, South
  San Francisco                2,516      1,542          295       2,558      1,795     4,353    38        1969   12/95       45
400 Grandview, South
  San Francisco                3,246      3,517          165       3,300      3,628     6,928    83        1976   12/95       45
410 Allerton, South
  San Francisco                1,333        889           39       1,356        905     2,261    21        1970   12/95       45
417 Eccles, South
  San Francisco                  649        510           27         661        525     1,186    12        1964   12/95       45

Greater Los Angeles Area,
  California
Dupont Industrial Center,
  Ontario                      3,588      6,162           15       3,588      6,177     9,765   410        1989    5/94       45
3002 Dow Business Center,
  Tustin                       4,209      7,291          493       4,305      7,688    11,993   210       1987-89 12/95       45
Carroll Tech Center,
  San Diego                    2,249      4,902            -       2,249      4,902     7,151    27        1984   10/96       45
Signal Systems Building,
  San Diego                    2,228      7,264            -       2,228      7,264     9,492     -        1990   12/96       45
Oak Ridge Business Center,
  Vista                        1,212      3,967            -       1,212      3,967     5,179    14        1990   10/96       45

Denver Metropolitan Area
Bryant Street Annex, Denver      487        866           21         495        879     1,374    20        1968   12/95       45
Bryant Street Quad, Denver     1,394      2,181          102       1,416      2,261     3,677    55       1971-73 12/95       45

Greater Phoenix Area,
  Arizona
Westech Business Center,
  Phoenix                      3,531      4,422          197       3,531      4,619     8,150    69        1985    4/96       45
Phoenix land, Phoenix          1,033       -              64       1,097       -        1,097     -         N/A    7/96      N/A

Greater Portland Area,
  Oregon
Twin Oaks Technology
  Center, Beaverton            1,444      4,836          369       1,469      5,180     6,649   129        1984   12/95       45
Twin Oaks Business Center,
  Beaverton                    1,163      2,847          160       1,183      2,987     4,170    72        1984   12/95       45

Greater Kansas City Area
Panorama Business Center,
  Kansas City                    675      3,098            -         675      3,098     3,773     -        1984   12/96       45
Ninety-Ninth Street #3,
  Lenexa                         360      2,167          129         360      2,296     2,656   293        1990   12/90       45
Ninety-Ninth Street #1,
  Lenexa                         404      1,547           22         408      1,565     1,973    44        1988    9/95       45
Ninety-Ninth Street #2,
  Lenexa                         180        555           13         183        565       748    16        1988    9/95       45
Lackman Business Center,
  Lenexa                         619      1,631           98         628      1,720     2,348    50        1985    9/95       45
Lenexa land, Lenexa              519       -              32         551       -          551     -         N/A    6/96      N/A

SUBURBAN OFFICE PROPERTIES:
Greater Los Angeles Area,
  California
Laguna Hills Square,
  Laguna                       2,436      3,655          342       2,436      3,997     6,433    69        1983    3/96       45
1000 Town Center Drive,
  Oxnard                       1,785      3,315        1,519       1,785      4,834     6,619   660        1990   12/93       45
Mariner Court, Torrance        3,221      4,279          357       3,221      4,636     7,857   356        1989    1/94       45

Salt Lake City, Utah
Woodlands II, Salt
  Lake City                      359      5,805          464         359      6,269     6,628   554        1990    8/93       45

Kansas City, Kansas
6600 College Blvd.,
  Overland Park                2,480      3,880          152       2,518      3,994     6,512   110       1982-83 10/95       45

Greater San Francisco
  Bay Area, California
Village Green, Lafayette         547      1,245          496         743      1,545     2,288    95        1983    7/94       45
100 View Street,
  Mountain View                1,020      3,144          225       1,020      3,369     4,389    47        1985    5/96       45

Greater Seattle Area,
  Washington
Kenyon Center, Bellevue        5,095      7,250            -       5,095      7,250    12,345    54        1987    9/96       45

RETAIL PROPERTY
Denver Metropolitan Area
Academy Place Shopping
  Center, Colorado
  Springs, CO                  2,844      3,339           98       2,890      3,391     6,281    78       1980-82 12/95       45

                             $79,404   $142,853       $7,157     $80,233   $149,181  $229,414 $4,913

                                                                                          (A) (B)


                          NOTES TO SCHEDULE III
                        (in thousands of dollars)

(A) An analysis of the activity in real estate investments for the years ended December 31, 1996, 1995 and 1994 is presented below:

                                           Investment                     Accumulated Depreciation
                                    1996       1995       1994         1996        1995        1994

BALANCE AT BEGINNING OF PERIOD    $131,183    $ 58,203   $41,225      $2,219      $3,150      $5,263
Add (deduct):
  Sale of Texas Bank North (C)           -           -   (10,131)          -           -      (3,035)
  Acquisition of Mariner Court           -           -     7,500           -           -           -
  Acquisition of Dupont
    Industrial Center (D)                -           -     9,750           -           -           -
  Acquisition of Village Green           -           -     1,792           -           -           -
  Acquisition of Milpitas
    Town Center                          -           -     6,320           -           -           -
  Acquisition of Lackman
    Business Center                      -       2,250         -           -           -           -
  Acquisition of 350 E.
    Plumeria Drive                       -       8,325         -           -           -           -
  Sale of Cody Street Park,
    Building 6 (E)                       -      (1,639)        -           -        (203)          -
  Acquisition of Ninety-Ninth
    Street, Building 1                   -       1,951         -           -           -           -
  Acquisition of Ninety-Ninth
    Street, Building 2                   -         735         -           -           -           -
  Sale of IBM Building (F)               -      (8,325)        -           -      (2,024)          -
  Acquisition of 6600 College
    Boulevard                            -       6,360         -           -           -           -
  Acquisition of 3002 Dow
    Business Center                      -      11,500         -           -           -           -
  Acquisition of Landsing
    Pacific Portfolio                    -      49,708         -           -           -           -
  Acquisition of Laguna
    Square Hills                     6,091           -         -           -           -           -
  Acquisition of Westech
    Business Center                  7,953           -         -           -           -           -
  Acquisition of 100
    View Street                      4,164           -         -           -           -           -
  Acquisition of Fourier
    Avenue                           9,138           -         -           -           -           -
  Acquisition of 598 Gibraltar       1,743           -         -           -           -           -
  Acquisition of Lundy Avenue        4,239           -         -           -           -           -
  Acquisition of Kenyon Center      12,345           -         -           -           -           -
  Acquisition of 47600
    Westinghouse Drive               1,423           -         -           -           -           -
  Acquisition of 860-870 Napa
    Valley Corp. Way                 4,448           -         -           -           -           -
  Acquisition of 115 Mason
    Circle                           1,551           -         -           -           -           -
  Acquisition of Oak Ridge
    Business Center                  5,179           -         -           -           -           -
  Acquisition of Carroll
    Tech Center                      7,151           -         -           -           -           -
  Acquisition of 47633
    Westinghouse Drive               4,290           -         -           -           -           -
  Acquisition of Panorama
    Business Center                  3,774           -         -           -           -           -
  Acquisition of Signal
    Systems Building                 9,492           -         -           -           -           -
  Acquisition of O'Toole
    Business Center                  9,681           -         -           -           -           -
  Acquisition of Doherty
    Avenue                           3,642           -         -           -           -           -
  Acquisition of
    Westinghouse Land                1,625           -         -           -           -           -
  Acquisition of Napa Lot 10A          961           -         -           -           -           -
  Acquisition of Napa
    Lots 12J & K                     1,151           -         -           -           -           -
  Acquisition of Lenexa Land           518           -         -           -           -           -
  Acquisition of Phoenix Land        1,033           -         -           -           -           -
  Sale of Woodland Land (G)           (614)          -         -           -           -           -
  Sale of St. Paul East (H)         (2,792)          -         -         (45)          -           -
  Sale of St. Paul West (H)         (3,839)          -         -         (36)          -           -
  Capitalized costs                  3,884       2,115     1,747           -           -           -
  Depreciation                           -           -         -       2,775       1,296         922

BALANCE AT END OF PERIOD          $229,414    $131,183   $58,203      $4,913      $2,219      $3,150

(B) The aggregate cost for Federal income tax purposes is $229,834,000.
(C) The property was sold on January 14, 1994.
(D) Rental income guarantee in the amount of $264,000 was received from the seller and accounted for as a reduction of the cost of the property.
(E) In the third quarter 1995, the Company decided to sell the Cody Street Park, Building 6. The property was sold on September 20, 1995.
(F) During 1995, the Company continued to offer for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. The property sold on October 2, 1995.
(G) The property was sold in April 1996.
(H) The properties were sold in December 1996.

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

  BEDFORD PROPERTY INVESTORS, INC.

               By: /s/ Peter B. Bedford
                   Peter B. Bedford
                   Chairman of the Board and
                   Chief Executive Officer

Dated:  March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                         March 28, 1997
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Claude M. Ballard                                        March 28, 1997
Claude M. Ballard, Director

/s/ Anthony Downs                                            March 28, 1997
Anthony Downs, Director

/s/ Anthony M. Frank                                         March 28, 1997
Anthony M. Frank, Director

/s/ Martin I. Zankel                                         March 28, 1997
Martin I. Zankel, Director

/s/ Thomas H. Nolan, Jr.                                     March 28, 1997
Thomas H. Nolan, Jr., Director

/s/ Thomas G. Eastman                                        March 28, 1997
Thomas G. Eastman, Director

/s/ Donald A. Lorenz                                         March 28, 1997
Donald A. Lorenz,
Executive Vice President and
Chief Financial Officer

/s/ Hanh Kihara                                              March 28, 1997
Hanh Kihara, Controller

                               Exhibit 11

                    Bedford Property Investors, Inc.
             Statement of Computation of Earnings per Share
             (in thousands, except share and share amounts)

                                                          Year Ended December 31,

                                                   1996            1995           1994
Primary:
  Net income                                         $ 11,021        $ 2,895        $ 3,609
  Less:   Dividends on the Series A Convertible
           Preferred Stock                              4,500          1,288           -
          Distributions to Operating
           Partnership Unit Holders                         5           -              -

  Net income applicable to common stockholders          6,516          1,607          3,609

  Weighted average shares outstanding               5,405,727      3,005,950      2,988,387
  Weighted average shares of dilutive
   stock options using average stock price
   under the treasury stock method                    125,711         83,599         85,445
  Primary weighted average number of common
   and common equivalent shares outstanding         5,531,438      3,089,549      3,073,832

  Primary earnings per common
   and common equivalent share                       $   1.18        $  0.52        $  1.17

Fully Diluted:
  Adjusted shares - primary, from above             5,531,438      3,089,549           -
  Weighted average shares issuable upon
     conversion of the Series A Convertible
     Preferred Stock(2)                             4,166,667      1,198,630           -
  Additional weighted average shares of
    dilutive stock options using end of period
    stock price under the treasury stock method        62,751         17,375           -
  Weighted average shares issuable upon the
     conversion of operating partnership units(3)       4,447           -              -
  Weighted average number of common shares
     assuming full dilution                         9,765,303      4,305,554            N/A

  Earnings per common
   share - assuming full dilution                    $   1.13        $  0.52(1)         N/A


  Per share amounts and number of shares have been adjusted to reflect the one-for-two reverse stock split effective March 29, 1996.

(1) For 1995, the Series A Convertible Preferred Stock was antidilutive and, accordingly, the results of the primary earnings per common and common equivalent share is reported for earnings per common share - assuming full dilution.

(2) Not applicable before 1995. The Series A Convertible Preferred Stock was issued in September 1995.

(3) Not applicable before 1996. The Operating Partnership Units were issued in December 1996.

                              Exhibit 12

                    Bedford Property Investors, Inc.
     Computation of Ratio of Earnings to Fixed Charges and Preferred
               Dividends and Limited Partner Distributions
                    (in thousands, except for ratio)

                                                Year Ended December 31,

                                            1996          1995         1994

Net income                               $ 11,021      $ 2,895       $ 3,609

Fixed charges - interest                    4,347        1,594           955

Net income including fixed charges         15,368        4,489         4,564

Preferred dividends and limited
  partner distributions                     4,505        1,288          -

Net income including fixed charges,
  preferred dividends and limited
  partner distributions                  $ 19,873      $ 5,777       $ 4,564

Ratio of earnings to fixed charges,
  including preferred dividends and
  limited partner distributions              2.25         2.00          4.78

Ratio of earnings to fixed charges,
  excluding preferred dividends and
  limited partner distributions              3.54         2.82          4.78

Exhibit 21.1

Subsidiaries of Bedford Property Investors, Inc.

                                                                   Name Under
Subsidiary                                                         Which Subsidiary is
Name                                    State ofIncorporation      doing Business

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


Exhibit 23.1


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-15233) on Form S-3, the registration statement (No. 333-18215) on Form S-8 and the registration statement (No. 333-23687) on Form S-3 of Bedford Property Investors, Inc. of our report dated February 25, 1997, relating to the consolidated balance sheets of Bedford Property Investors, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the related financial statement schedule as of December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Bedford Property Investors, Inc.


                                KPMG Peat Marwick LLP

San Francisco, California
March 28, 1997