Form 10-Q
period 1997-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1997-05-09
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                               Outstanding as of May 9, 1997
Common Stock, $0.02 par value                             11,126,450

                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                            Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                                 1

Consolidated Balance Sheets as of March 31, 1997
and December 31, 1996                                                     2

Consolidated Statements of Income for the three months ended
March 31, 1997 and 1996                                                   3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1996 and the three months ended March 31, 1997               4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1997 and 1996                                                   5

Notes to Consolidated Financial Statements                              6-9



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                9-12


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                           13-15

SIGNATURES                                                               15

                 BEDFORD PROPERTY INVESTORS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            STATEMENT

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to stockholders for the year ended December 31, 1996.

                       BEDFORD PROPERTY INVESTORS, INC.
                   CONSOLIDATED BALANCE SHEETS (Unaudited)
             (in thousands, except share and per share amounts)

                                              March 31,           December 31,
                                                 1997                 1996


Assets:
Real estate investments:
   Industrial buildings                       $183,568              $164,674
   Office buildings                             67,073                53,071
   Retail buildings                              6,281                 6,281
   Industrial properties under development       6,100                 5,388

                                               263,022               229,414
   Less accumulated depreciation                 5,963                 4,913

                                               257,059               224,501

Cash                                               945                 1,328
Other Assets                                     6,337                 5,995


                                              $264,341              $231,824


Liabilities and Stockholders' Equity:
Bank loan payable                                3,250                46,097
Mortgage loan payable                           51,757                51,850
Accounts payable and accrued expenses            1,651                 2,214
Dividend and distributions payable               4,043                 2,827
Other liabilities                                2,815                 3,371


     Total liabilities                          63,516               106,359


Redeemable preferred shares:
  Series A convertible preferred stock, par value
   $0.01 per share; authorized 10,000,000 shares;
   issued and outstanding 8,333,334 shares;
   aggregate redemption amount $50,000;
   aggregate liquidation preference $52,500.    50,000                50,000


Minority interest in consolidated partnership    1,497                 1,709


Common Stock and other stockholders' equity:
  Common stock, par value $0.02 per share;
   authorized 15,000,000 shares, issued and
   outstanding 11,126,450 shares in 1997,
   6,526,325 shares in 1996                        223                   131
Additional paid-in capital                     223,465               147,622
Accumulated losses and distributions in
  excess of net income                         (74,360)              (73,997)


     Total stockholders' equity                149,328                73,756


                                              $264,341              $231,824

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Unaudited)
       (in thousands, except share and per share amounts)


                                               1997            1996


Property operations:
   Rental income                              $9,056          $5,709
   Rental expenses:
        Operating expenses                     1,463           1,086
        Real estate taxes                        825             565
        Depreciation and amortization          1,126             608


Income from property operations                5,642           3,450

General and administrative expense              (539)           (505)
Interest income                                  100              18
Interest expense                              (1,523)         (1,010)


Income before minority interest                3,680           1,953

Minority interest                                (25)            -


Net income                                    $3,655          $1,953


Net income applicable to common
   stockholders(1)                            $2,530          $  828


Primary earnings per common and
   common equivalent share                    $ 0.28          $ 0.26


Primary weighted average number of
   common and common equivalent shares     9,144,992       3,168,944


Earnings per common share -
   assuming full dilution                     $ 0.27          $ 0.26


Weighted average number of common
   shares - assuming full dilution        13,442,965       3,168,944



(1) Reflects dividends of $1,125 accrued during each of the first quarters of 1997 and 1996 on $50,000 series A convertible preferred stock.



See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1996
     AND THE THREE MONTHS ENDED MARCH 31, 1997 (Unaudited)
             (in thousands, except per share data)

                                                                                               Total
                                                                        Accumulated           common
                                                                         losses and        stock and
                                                    Additional        distributions     other stock-
                                    Common             paid-in         in excess of         holders'
                                     stock             capital           net income           equity

Balance, December 31, 1995          $   61            $107,214            $(74,840)         $ 32,435

Issuance of common stock                70              43,778                   -            43,848

Costs of issuance of preferred
  stock                                  -                   -                  (2)               (2)

Costs of issuance of common stock        -              (3,370)                  -            (3,370)

Net income                               -                   -              11,021            11,021

Dividends to common stockholders
    ($1.00 per share)                    -                   -              (5,671)           (5,671)

Distributions to limited
    partnership unit holders             -                   -                  (5)               (5)

Dividends to preferred
    stockholders (9%)                    -                   -              (4,500)           (4,500)

Balance, December 31, 1996            $131            $147,622            $(73,997)         $ 73,756

Issuance of common stock                92              80,049                   -            80,141

Costs of issuance of common stock        -              (4,161)                  -            (4,161)

Redemption of partnership units          -                 (45)                  -               (45)

Net income                               -                   -               3,655             3,655

Dividends to common shareholders
  ($0.26 per share)                      -                   -              (2,893)           (2,893)

Dividends to preferred
   shareholders (9%)                     -                   -              (1,125)           (1,125)

Balance March 31, 1997                $223            $223,465            $(74,360)         $149,328

See accompanying notes to consolidated financial statements.








                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Unaudited)
                         (in thousands)


                                                             1997        1996


Operating Activities:
  Net income                                             $   3,655    $  1,953
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority Interest                                           25        -
    Depreciation and amortization                            1,340         769
    Change in other assets                                    (884)     (1,544)
    Change in accounts payable and
      accrued expenses                                        (563)        440
    Change in other liabilities                               (319)        139


Net cash provided by operating activities                    3,254       1,757


Investing Activities:
  Investments in real estate                               (33,550)     (7,497)

Net cash used by investing activities                      (33,550)     (7,497)


Financing Activities:
  Proceeds from bank loan                                   12,014       7,700
  Proceeds from mortgage loan                                    -      20,200
  Repayments of bank loan                                  (54,909)    (20,534)
  Repayments of mortgage loan                                  (93)          -
  Proceeds from issuance of common stock                    75,980         133
  Redemption of partnership units                             (257)          -
  Payment of dividends                                      (2,822)     (1,765)

Net cash provided by financing activities                   29,913       5,734

Net decrease in cash                                          (383)         (6)
Cash at beginning of period                                  1,328       1,027

Cash at end of period                                     $    945    $  1,021

Supplemental disclosure of cash flow information:
a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired             $     58    $      -

b)  Cash paid during the period for interest              $  1,817    $    756

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

Per Share Data

Per share data are based on the weighted average number of common and common equivalent shares outstanding during the period. Per share data reflects the retroactive application of the one-for-two reverse stock split which took place on March 29, 1996. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. The fully diluted earnings per share calculation assumes conversion of the Series A Convertible Preferred Stock of the Company and redemption of the limited partnership units of Bedford Realty Partners, L.P. for shares of common stock. If converted or redeemed, both the Series A Convertible Preferred Stock and the limited partnership units would have dilutive effects. Dividends accrued on the Series A Convertible Preferred Stock are deducted from net income for purposes of determining net income applicable to common stockholders.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, for financial statements for the period ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior periods EPS data presented will be restated to conform with the provisions of SFAS 128. Had the Company applied the provisions of SFAS 128 to the March 31, 1997 unaudited financial statement, the results would have been immaterial. Management believes that the adoption of SFAS 128 will not have a material impact on the financial statements of the Company.

Note 2. Real Estate Investments

As of March 31, 1997, the Company's real estate investments were diversified by property type as follows (in thousands):

                                     Number of
                                    Properties       Costs         % of Total


Industrial Buildings                        41      $183,568               70
Office Buildings                            10        67,073               26
Retail Buildings                             1         6,281                2
Industrial Properties Under Development      5         6,100                2


Total                                       57      $263,022              100


The following table sets forth the Company's real estate investments as of March 31, 1997 (in thousands):

                                                                              Development             Less
                                                                                       In      Accumulated
                                                Land           Building          Progress     Depreciation       Total
Industrial
Greater San Francisco Bay Area, California    $36,002          $ 70,409                 -          $ 1,863    $104,548
Greater Los Angeles Area, California           12,866            28,753                 -              834      40,785
Denver, Colorado                                1,911             3,140                 -               94       4,957
Phoenix, Arizona                                3,531             4,619                 -               99       8,051
Greater Portland Area, Oregon                   2,652             8,175                 -              268      10,559
Greater Kansas City Area                        2,254             9,256                 -              460      11,050

Total Industrial                               59,216           124,352                 -            3,618     179,950

Suburban Office
Greater Los Angeles Area, California            8,158            14,904                 -            1,236      21,826
Salt Lake City, Utah                              359             6,271                 -              601       6,029
Greater Kansas City Area                        2,518             3,994                 -              132       6,380
Greater San Francisco Bay Area, California      1,763             4,923                 -              172       6,514
Greater Seattle Area, Washington                5,095             7,250                 -               94      12,251
Phoenix, Arizona                                4,943             6,895                 -               13      11,825

Total Suburban Office                          22,836            44,237                 -            2,248      64,825

Retail
Colorado Springs, Colorado                      2,890             3,391                 -               97       6,184

Industrial Properties Under Development
Greater San Francisco Bay Area, California          -                 -             3,992                -       3,992
Phoenix, Arizona                                    -                 -             1,216                -       1,216
Greater Kansas City Area                            -                 -               892                -         892


Total Industrial Properties Under Development       -                 -             6,100                -       6,100


Total                                         $84,942          $171,980            $6,100           $5,963    $257,059

The Company internally manages all but six of its properties from its regional offices in Lafayette, CA; Tustin, CA; Phoenix, AZ; and Lenexa, Kansas. For the six properties located in markets not served by a regional office, the Company has subcontracted on-site maintenance to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

Note 3.  Consolidated Partnership

In December, 1996 the Company formed Bedford Realty Partners, L.P. (the "Operating Partnership"), with the Company as the sole general partner, for the purpose of acquiring real estate. In exchange for contributing a property into the Operating Partnership, the owners of the property received limited partnership units ("OP Units"). A limited partner can seek redemption of the OP Units at any time after 90 days. The Company, at its option, may redeem the OP Units by either (i) issuing common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to a limited partner based on the average trading price of the Company's common stock. Each OP Unit is allocated partnership income and cash flow at a rate equal to the dividend being paid by the Company on a share of common stock. Additional partnership income and cash flow is allocated 99% to the Company and 1% to the limited partners.

This acquisition strategy is referred to as a "Down REIT" transaction; as long as certain tax attributes are maintained, the income tax consequences to a limited partner are generally deferred until such time as the limited partner redeems their OP Units.

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,495 OP Units. In March 1997 the Company redeemed 13,446 OP units for cash. A director of the Company was a 9% owner of the property and received 8,991 OP units in connection with the Down REIT transaction. This director did not participate in the approval of the acquisition.

Note 4.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1996 and 1995, options for 155,000 shares of Common Stock were exercised in exchange for notes payable to the Company, bearing interest at 7.5%. At March 31, 1997, the unpaid balance of the note was $1,573,000. This amount is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

Note 5.  Debt

Bank Loan Payable

During 1996, the Company expanded its secured revolving credit facility with Bank of America to $100 million. The expanded facility, which matures on July 1, 1999, bears interest at a floating rate equal to either the lender's published "reference rate" plus 0.25% or LIBOR plus 2% (lowered to LIBOR plus 1.75% in January, 1997). The credit facility is secured by mortgages on 26 properties (which Properties collectively accounted for approximately 52% of the Company's Annualized Base Rent and approximately 43% of the Company's total assets as of March 31, 1997), together with the rental proceeds from such properties. In April 1997, the Company received a commitment from its banking group to expand the facility to $150 million and to lower the interest rate to LIBOR plus 1.50%.

The daily weighted average amount owing to the bank was $24,751,000 and $43,189,000 for the three months ended March 31, 1997 and 1996, respectively. The weighted average interest rates in these periods were 7.62% and 8.26%, respectively. The effective interest rate at March 31, 1997 was 7.9%.

Mortgage Loans Payable

Mortgage loans payable at March 31, 1997 consist of the following (in thousands):

   Floating rate note due December 15, 1999
     current rate of 8.75%                       $  1,843
   7.5% note due January 1, 2002                   24,914
   7.02% note due March 15, 2003                   25,000
                                                 $ 51,757

The mortgage loans are collaterized by 13 properties (which Properties collectively accounted for approximately 32% of the Company's Annualized Base Rent and approximately 28% of the Company's total assets as of March 31, 1997).

The following table presents scheduled principal payments on mortgage loans as of March 31, 1997 (in thousands):

   Twelve months period ending March 31, 1998                  $     387
   Twelve months period ending March 31, 1999                      2,586
   Twelve months period ending March 31, 2000                        828
   Twelve months period ending March 31, 2001                        890
   Twelve months period ending March 31, 2002                     23,765
                                   Thereafter                     23,301
                                                               $  51,757

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

Increases in revenues, expenses, net income and cash flows in the three months ended March 31, 1997 when compared with the same period in 1996 were due primarily to the acquisition, development and sale of operating properties as follows:

                                      Number of                    Square
                                     Properties                      Feet

   Acquisitions
     Industrial                          15                       1,477,000
     Office                               3                         277,000

                                         18                       1,754,000

   Development
     Industrial                           1                          45,000

   Sales
     Industrial                           2                         186,000



Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996.

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $2,192,000 or 64% in 1997 compared with 1996. This is due to an increase in rental income of $3,347,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $1,155,000.

This increase in rental income and expenses is primarily attributable to the acquisition and development of real estate investments. This acquisition and development activity increased rental income and rental expenses by $3,448,000 and $1,082,000, respectively. This was partially offset by the sale of two industrial properties in 1996 which generated a reduction in rental income and rental expenses of $362,000 and $189,000 respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $513,000 or 51% for the first three months of 1997 compared with the same period in 1996. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1996 and 1997, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $183,000 and $144,000 in the first three months of 1997 and 1996, respectively. General and administrative expenses increased $34,000 or 7% for the first three months of 1997 compared with the same period in 1996, a result of managing a larger real estate portfolio.

Liquidity and Capital Resources

In February 1997, the Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share. A portion of the net cash proceeds from the offering was used to pay off the outstanding borrowings under the Company's expanded credit facility of $100 million. The credit facility currently bears interest at a rate of LIBOR plus 1.75% and as of March 31, 1997 had an outstanding balance of $3,250,000. At March 31, 1997, the Company was in compliance with the covenants and requirements of its revolving credit facility.
 In April 1997, the Company received a commitment from its banking group to expand its existing credit facility. The amended facility will increase the commitment amount to $150 million and will extend the term and reduce the interest rates. As of April 30, 1997, the outstanding balance of the credit facility was $5,550,000.

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

Dividends

Common stock dividends declared for the first quarter 1997 were $0.26 per share. Distributions declared for the first quarter of 1997 were $0.26 per OP unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after they were declared. In addition, the Company declared an aggregate quarterly dividend of $1,125,000 on the Series A Convertible Preferred Stock. The preferred stock dividends are due and payable 45 days after the quarter end.

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

Financial Condition

During the three months ended March 31, 1997, the Company's operating activities provided cash flow of $3,254,000. Investing activities utilized cash of $33,550,000 for real estate acquisitions. Financing activities provided cash flow of $29,913,000.

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 1997 and 1996 amounted to $4,806,000 and $2,561,000, respectively. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with the generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

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

     10.12 Purchase and Sale Agreement dated as of October 19, 1995, between Landsing Pacific Fund, Inc., a Maryland corporation as Seller, and the Company, as Buyer, as amended, is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 27, 1995.

     10.13 Amended and Restated Promissory Note date May 24, 1996 executed by the Company and payable to the order of Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     10.14 Loan Agreement dated as of December 24, 1996 between Bedford Property Investors, Inc. as Borrower and Union Bank of California, N.A. as Lender, is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on a Form 10-K filed on March 28, 1997.

     10.15 The Company's Dividend Reinvestment and Stock Purchase Plan is incorporated herein by reference to the Company's post-effective Amendment No. 1 to its Registration Statement on Form S-3 (File No. 333-15233) filed on March 31, 1997.

     11*        Statement of Computation of Earnings Per Share.

     27*        Financial Data Schedule

* Filed herewith

B.   Reports on Form 8-K

     During the quarter ended March 31, 1997, the Company filed on January 9, 1997, a report on Form 8-K dated December 18, 1996, reporting items 5 and 7 and announcing the acquisitions of O'Toole Business Center and Signal Building.

     During the quarter ended March 31, 1997, the Company filed on February 4, 1997, a report on Form 8-K/A dated December 18, 1996, which amended items 5 and 7 of Form 8-K dated December 18, 1996, regarding the acquisitions of O'Toole Business Center and Signal Building. The following financial statements were filed: (i) Combined Historical Summary of Gross Income and Direct Operating Expense for O'Toole Business Center, Signal System Building and 6500 Kaiser Drive for the year ended
     December 31, 1995 and (ii) pro forma financial statements showing the effect resulting from all the Company's acquisitions during 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  May 9, 1997


     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)


   By:  /s/ PETER B. BEDFORD
        Peter B. Bedford
        Chairman of the Board,
        Chief Executive Officer and
        Chief Financial Officer


   By:  /s/  HANH KIHARA
        Hanh Kihara
        Controller
        (Principal Accounting Officer)









                           Exhibit 11

                Bedford Property Investors, Inc.
         Statement of Computation of Earnings per Share
         (in thousands, except share and share amounts)

                                                   Three Months Ended March 31,

                                                       1997            1996

Primary:
   Net income                                      $    3,655      $   1,953
   Less:  Dividends on the Series A Convertible
          Preferred Stock                               1,125          1,125

   Net income applicable to common stockholders         2,530            828

   Weighted average shares outstanding              8,939,693      3,045,402
   Weighted average shares of dilutive
     stock options using average stock price
     under the treasury stock method                  205,299        123,542
   Primary weighted average number of common
     and common equivalent shares outstanding       9,144,992      3,168,944

   Primary earnings per common
     and common equivalent share                   $     0.28      $    0.26

Fully Diluted:
   Adjusted shares - primary, from above            9,144,992              -
   Weighted average shares issuable upon
     conversion of the Series A Convertible
     Preferred Stock                                4,166,667              -
   Additional weighted average shares of
     dilutive stock options using end of period
     stock price under the treasury stock method       24,006              -
   Weighted average shares issuable upon the
     conversion of operating partnership units(2)     107,300              -
   Weighted average number of common shares
     assuming full dilution                        13,442,965      3,168,944(1)

   Earnings per common
     share - assuming full dilution                $     0.27      $    0.26(1)



Per share amounts and number of shares have been adjusted to reflect the one-for-two reverse stock split effective March 29, 1996.

(1) For the three months ended March 31, 1996, the Series A Convertible Preferred Stock was antidilutive and, accordingly, the results of the primary earnings per common and common equivalent share is reported for earnings per common share - assuming full dilution.

(2) Not applicable for the three months ended March 31, 1996. The Operating Partnership Units were issued in December 1996.