Form 10-Q
period 1997-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1997-08-13
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1997.

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


           Class                               Outstanding as of August 12, 1997
Common Stock, $0.02 par value
                                                                    11,157,200

                  BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                            Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                    1

Consolidated Balance Sheets as of June 30, 1997
and December 31, 1996                                        2

Consolidated Statements of Income for the three and six
months ended June 30, 1997 and 1996                          3

Consolidated Statements of Stockholders' Equity for the
year ended December 31, 1996 and the six months ended
June 30, 1997                                                4

Consolidated Statements of Cash Flows for the six months
ended June 30, 1997 and 1996                                 5

Notes to Consolidated Financial Statements                6-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of
Operations and Financial Condition                       10-13


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                              14-15

SIGNATURES                                                  15

Exhibit 11                                                  16

Exhibit 27                                                  17

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

                BEDFORD PROPERTY INVESTORS, INC.
            CONSOLIDATED BALANCE SHEETS (Unaudited)
       (in thousands, except share and per share amounts)
                                                      June 30,     December 31,
                                                        1997           1996
Assets:
   Real estate investments:
        Industrial buildings                          $201,326       $164,674
        Office buildings                                96,164         53,071
        Retail buildings                                  -             6,281
        Operating properties held for sale              20,767            -
        Industrial properties under development         10,304          5,388

                                                       328,561        229,414
   Less accumulated depreciation                         7,126          4,913

                                                       321,435        224,501

Cash                                                     1,075          1,328
Other Assets                                            10,180          5,995


     Total assets                                     $332,690       $231,824


Liabilities and Stockholders' Equity:
Bank loan payable                                       58,350         46,097
Mortgage loans payable                                  60,584         51,850
Accounts payable and accrued expenses                    4,531          2,214
Dividend and distributions payable                       4,163          2,827
Other liabilities                                        3,525          3,371


     Total liabilities                                 131,153        106,359


Redeemable preferred shares:
  Series A convertible preferred stock, par value
   $0.01 per share; authorized 10,000,000 shares;
   issued and outstanding 8,333,334 shares;
   aggregate redemption amount $50,000;
   aggregate liquidation preference $52,500.            50,000         50,000


Minority interest in consolidated partnership            1,497          1,709


Common Stock and other stockholders' equity:
  Common stock, par value $0.02 per share;
   authorized 50,000,000 shares in 1997 and
     15,000,000 shares in 1996; issued and
   outstanding 11,155,950 shares in 1997 and
   6,526,325 shares in 1996                                223            131
Additional paid-in capital                             223,454        147,622
Accumulated losses and distributions in
  excess of net income                                 (73,637)       (73,997)
     Total stockholders' equity                        150,040         73,756
     Total liabilities and stockholders' equity       $332,690       $231,824
 See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)
       (in thousands, except share and per share amounts)

                                                   Three Months                  Six Months

                                                1997           1996          1997            1996


Property operations:
   Rental income                              $10,627        $6,369        $19,683         $12,078
   Rental expenses:
        Operating expenses                      1,560         1,155          3,023           2,314
        Real estate taxes                         890           669          1,715           1,234
        Depreciation and amortization           1,248           718          2,374           1,326


Income from property operations                 6,929         3,827         12,571           7,204

General and administrative expenses              (578)         (495)        (1,117)           (927)
Interest income                                    44            44            144              62
Interest expense                               (1,509)         (755)        (3,032)         (1,765)


Income before minority interest and
  gain on sale                                  4,886         2,621          8,566           4,574

Gain on sale                                      -             359            -               359
Minority interest                                 (26)          -              (51)            -


Net income                                   $  4,860        $2,980       $  8,515         $ 4,933


Net income applicable to common
  stockholders(1)                            $  3,735        $1,855       $  6,265         $ 2,683


Primary earnings per common and
   common equivalent share                   $   0.33        $ 0.33       $   0.61         $  0.61


Primary weighted average number of
   common and common equivalent shares     11,377,560     5,682,402     10,243,123       4,432,999


Earnings per common share - assuming
   full dilution                            $    0.31        $ 0.30       $   0.59         $  0.57


Weighted average number of common
   shares - assuming full dilution         15,639,278     9,849,069     14,546,136       8,599,666

(1) Reflects reduction for quarterly dividends of $1,125 on the $50,000 series A convertible preferred stock.

See accompanying notes to consolidated financial statements.

                 BEDFORD PROPERTY INVESTORS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1996
       AND THE SIX MONTHS ENDED JUNE 30, 1997 (Unaudited)
             (in thousands, except per share data)

                                                                                                             Total
                                                                                 Accumulated                common
                                                                                  losses and             stock and
                                                             Additional        distributions          other stock-
                                         Common                 paid-in         in excess of              holders'
                                          stock                 capital           net income                equity

Balance, December 31, 1995 $                 61                $107,214            $(74,840)              $ 32,435

Issuance of common stock                     70                  43,778                -                    43,848

Costs of issuance of preferred stock          -                    -                     (2)                    (2)

Costs of issuance of common stock             -                  (3,370)               -                    (3,370)

Net income                                    -                    -                 11,021                 11,021

Dividends to common stockholders
    ($1.00 per share)                         -                    -                 (5,671)                (5,671)

Distributions to limited partnership unit
    holders                                   -                    -                     (5)                    (5)

Dividends to preferred stockholders (9%)      -                    -                 (4,500)                (4,500)

Balance, December 31, 1996                 $131                $147,622            $(73,997)              $ 73,756

Issuance of common stock                     92                  80,087                 -                   80,179

Costs of issuance of common stock             -                  (4,210)                -                   (4,210)

Redemption of partnership units               -                     (45)                -                      (45)

Net income                                    -                     -                 8,515                  8,515

Dividends to common shareholders
  ($0.53 per share)                           -                     -                (5,905)                (5,905)

Dividends to preferred shareholders (9%)      -                     -                (2,250)                (2,250)

Balance June 30, 1997                      $223                $223,454            $(73,637)              $150,040

See accompanying notes to consolidated financial statements.








                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)
                         (in thousands)


                                                       1997         1996


Operating Activities:
  Net income                                       $   8,515      $ 4,933
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority Interest                                     51          -
    Depreciation and amortization                      2,818        1,664
    Gain on sale of real estate investments              -           (359)
    Change in other assets                            (4,261)      (2,162)
    Change in accounts payable and
      accrued expenses                                 2,317         (159)
    Change in other liabilities                          396          475


Net cash provided by operating activities              9,836        4,392


Investing Activities:
  Investments in real estate                         (90,175)     (30,274)
  Proceeds from sale of real estate investments          -            922

Net cash used by investing activities                (90,175)     (29,352)


Financing Activities:
  Proceeds from bank loan                             67,333       22,600
  Proceeds from mortgage loan                            -         25,000
  Repayments of bank loan                            (55,909)     (60,153)
  Repayments of mortgage loans                          (180)         -
  Proceeds from issuance of common stock              75,969       41,102
  Redemption of partnership units                       (257)         -
  Payment of dividends                                (6,870)      (3,621)

Net cash provided by financing activities             80,086       24,928

Net decrease in cash                                    (253)         (32)
Cash at beginning of period                            1,328        1,027

Cash at end of period                             $    1,075      $   995

Supplemental disclosure of cash flow information:
a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired     $    8,972      $   433
      Note receivable from the sale of real
        estate investments                        $      -        $    50

b)  Cash paid during the period for interest      $    2,838      $ 1,577

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

Recent Accounting Pronouncements

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, for financial statements for periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period EPS data presented will be restated to conform with the provisions of SFAS 128. Had the Company applied the provisions of SFAS 128 to the June 30, 1997 unaudited financial statement, the difference from the results presented would have been immaterial.

In June 1997, the FASB issued Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of June 30, 1997, the Company's real estate investments were diversified by property type as follows (in thousands):

                                     Number of
                                    Properties        Cost          % of Total


Industrial Buildings                        41      $201,326                61
Office Buildings                            12        96,164                29
Operating Properties Held for Sale           3        20,767                 7
Industrial Properties Under Development      5        10,304                 3


Total                                       61      $328,561               100

The following table sets forth the Company's real estate investments as of June 30, 1997 (in thousands):

                                                                         Development                 Less
                                                                                  In          Accumulated
                                                  Land      Building        Progress         Depreciation        Total
Industrial
Greater San Francisco Bay Area, California     $40,413      $ 83,682               -              $ 2,317     $121,778
Greater Los Angeles Area, California            12,866        28,786               -                1,015       40,637
Denver, Colorado                                 1,911         3,142               -                  113        4,940
Phoenix, Arizona                                 3,531         4,653               -                  131        8,053
Greater Portland Area, Oregon                    2,652         8,107               -                  326       10,433
Greater Kansas City Area                         2,254         9,329               -                  518       11,065

Total Industrial                                63,627       137,699               -                4,420      196,906

Suburban Office
Greater Los Angeles Area, California             8,816        17,025               -                  144       25,697
Salt Lake City, Utah                               359         6,462               -                  654        6,167
Greater Kansas City Area                         2,518         3,999               -                  155        6,362
Greater San Francisco Bay Area, California       1,763         4,941               -                  201        6,503
Greater Seattle Area, Washington                 5,095         7,250               -                  134       12,211
Phoenix, Arizona                                 4,943         6,905               -                   53       11,795
Tucson, Arizona                                  1,332         2,631               -                    5        3,958
Reno, Nevada                                     2,102        10,264               -                   38       12,328
Austin, Texas                                    2,766         6,993               -                   13        9,746

Total Suburban Office                           29,694        66,470               -                1,397       94,767

Properties Held for Sale
Greater Los Angeles Area, California             5,006         9,480               -                1,199       13,287
Colorado Springs, Colorado                       2,890         3,391               -                  110        6,171

Total Properties Held for Sale                   7,896        12,871               -                1,309       19,458

Industrial Properties Under Development
Greater San Francisco Bay Area, California         -             -               6,044                -          6,044
Phoenix, Arizona                                   -             -               2,323                -          2,323
Greater Kansas City Area                           -             -               1,937                -          1,937


Total Industrial Properties Under Development      -             -              10,304                -         10,304


Total                                         $101,217      $217,040           $10,304             $7,126     $321,435

The Company internally manages all but 8 of its properties from its regional offices in Lafayette, CA; San Jose, CA; Tustin, CA; Phoenix, AZ; Lenexa, KS; and Bellevue, WA. For the eight properties located in markets not served by a regional office, the Company has subcontracted on-site maintenance to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

In July 1997 the Company acquired 592,000 square feet of real estate for a total cost of $55,020,000, consisting of a suburban office building in Renton, Washington, a suburban office building in Phoenix, Arizona and a research and development building in Tempe, Arizona. The Company also sold two suburban office buildings located in the Greater Los Angeles Area, California for $25,750,000. The sale produced a gain of $10,800,000.

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

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,495 OP Units. In March 1997, the Company redeemed 13,446 OP units for cash. A director of the Company was an 8% owner of the property and received 8,991 OP units in connection with the Down REIT transaction. This director did not participate in the approval of the acquisition.

Note 4.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1996 and 1995, options for 155,000 shares of Common Stock were exercised in exchange for notes payable to the Company, bearing interest at 7.5%. At June 30, 1997, the unpaid balance of the notes was $1,561,173. This amount is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

Note 5.  Debt

Bank Loan Payable

In June 1997, the Company expanded its secured revolving credit facility with Bank of America from $100 million to $150 million, maturing on June 1, 2000. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus 1.5%. The interest rate of the unsecured loans is 25 basis points higher than that of the secured loans. The credit facility is secured by mortgages on 30 properties (which properties collectively accounted for approximately 52% of the Company's Annualized Base Rent and approximately 43% of the Company's total assets as of June 30, 1997), together with the rental proceeds from such properties.

The daily weighted average amount owing to the bank was $22,417,000 and $26,815,000 for the six months ended June 30, 1997 and 1996, respectively. The weighted average interest rates in these periods were 7.61% and 8.23%, respectively. The effective interest rate at June 30, 1997 was 7.3%.

Mortgage Loans Payable

Mortgage loans payable at June 30, 1997 consist of the following (in thousands):

   Floating rate note due December 15, 1999
     current rate of 8.75%                       $  1,837
   7.5% note due January 1, 2002                   24,856
   7.02% note due March 15, 2003                   25,000
   8.9% note due July 31, 2006                      8,891
   $60,584

The mortgage loans are collaterized by 13 properties (which Properties
collectively accounted for approximately        27% of the Company's Annualized
Base Rent and approximately 26% of the Company's total assets as of June 30, 1997).

The following table presents scheduled principal payments on mortgage loans as of June 30, 1997 (in thousands):

   Twelve months period ending June 30, 1998    $     626
   Twelve months period ending June 30, 1999        2,746
   Twelve months period ending June 30, 2000        1,009
   Twelve months period ending June 30, 2001        1,088
   Twelve months period ending June 30, 2002        1,173
        Thereafter                                 53,942
                                                  $60,584

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

Increases in revenues, expenses, net income and cash flows in the six months ended June 30, 1997 when compared with the same period in 1996 were due primarily to the acquisition and sale of operating properties as follows:

                                     Number of                    Square
                                     Properties                   Feet

   Acquisitions
   Industrial                           15                      1,418,000
   Office                                6                        627,000

                                        21                      2,045,000

   Sales
        Industrial                       2                        186,000



Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996.

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $3,102,000 or 81% in 1997 compared with 1996. This is due to an increase in rental income of $4,258,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $1,156,000.

This increase in rental income and expenses is primarily attributable to the acquisition of real estate investments. This acquisition activity increased rental income and rental expenses by $3,989,000 and $1,187,000, respectively. This was partially offset by the sale of two industrial properties in December 1996 which generated a reduction in rental income and rental expenses of $341,000 and $147,000 respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $754,000 or 100% in 1997 compared with 1996. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1997, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $187,000 and $158,000 in the second quarter of 1997 and 1996, respectively. General and administrative expenses increased $83,000 or 17% in 1997 compared with 1996, primarily the result of managing a larger real estate portfolio.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996.

Income from Property Operations
Income from property operations increased $5,367,000 or 75 % in 1997 compared with 1996. This is due to an increase in rental income of $7,605,000 offset by an increase in rental expenses of $2,238,000.

This increase in rental income and expenses is primarily attributable to the acquisition of real estate investments. This acquisition activity increased rental income and rental expenses by $6,489,000 and $1,952,000, respectively. This was partially offset by the sale of two industrial properties in 1996 which generated a reduction in rental income and rental expenses of $703,000 and $336,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $1,267,000 or 72% for the first six months of 1997 compared with the same period in 1996. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1997, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $370,000 and $303,000 in the first six months of 1997 and 1996, respectively. General and administrative expenses increased $190,000 or 20% for the first six months of 1997 compared with the same period in 1996, primarily the result of managing a larger real estate portfolio.

Liquidity and Capital Resources

In February 1997, the Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share. A portion of the net cash proceeds from the offering was used to pay off the outstanding borrowings under the Company's credit facility of $100 million. The facility was amended and expanded to $150 million. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a rate of LIBOR plus 1.50% and the unsecured loans bear interest at LIBOR plus 1.75%. The amended facility matures on July 1, 2000 and had an outstanding balance of $58,350,000 at June 30, 1997. In August 1997, the Company received a commitment from its banking group to increase its facility by an additional $25 million of secured loans. The Company was in compliance with the covenants and requirements of its revolving credit facility at June 30, 1997.

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

While the Company has historically been successful in renewing and releasing space, the Company will be subject to the risk that certain leases expiring in 1998 may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

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

Dividends

Common stock dividends declared for the second quarter 1997 were $0.27 per share. Distributions declared for the second quarter of 1997 were $0.27 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after they were declared. In addition, the Company declared an aggregate quarterly dividend of $1,125,000 on the Series A Convertible Preferred Stock. The preferred stock dividends are due and payable 45 days after the quarter end.

Government Regulations

The Company's properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. The Company believes its properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at its properties may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

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

Financial Condition

During the six months ended June 30, 1997, the Company's operating activities provided cash flow of $9,836,000. Investing activities utilized cash of $90,175,000 for real estate acquisitions. Financing activities provided cash flow of $80,086,000.

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 1997 amounted to $6,134,000 and $10,940,000, respectively. During the same periods in 1996, FFO amounted to $3,339,000 and $5,900,000, respectively. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles), excluding gains from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with the generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   None

Item 2.  CHANGES IN SECURITIES

   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual stockholders' meeting on May 16, 1997, to consider the following proposals:

   1. Election of five directors by the holders of the Common Stock for the ensuing year.

   2. Election of two directors by the holders of the Preferred Stock for the ensuing year.

   3. To approve amendments to the Company's charter to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000 and

   4. To ratify the appointment by the Board of Directors of the Company's independent public accountants for the year ending December 31, 1997.

All proposals were approved. Following are the results of the meetings for items 3 and 4:

                                                          For      Withheld       Abstain

3. To approve amendments to the Company's
   charter to increase the number of authorized
   shares of common stock from 15,000,000
   to 50,000,000                                    6,571,116      676,672         25,419

4. To ratify the appointment by the Board of
   Directors of the Company's independent
   public accountants                               9,079,272        6,900         12,761

Item 5.  OTHER INFORMATION

   None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   Exhibit No.    Exhibit

     3.1*         Charter of the Company, as amended.

     3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     10.17* Third Amended and Restated Credit Agreement (Secure Loan) among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks, dated June 13, 1997.

     10.18* Unsecured Credit Agreement among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks.

     11*          Statement of Computation of Earnings Per Share.

     27*          Financial Data Schedule

* Filed herewith

B.   Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated:  August 12, 1997


     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)

   By:  /s/ PETER B. BEDFORD
        Peter B. Bedford
        Chairman of the Board,
        Chief Executive Officer and
        Chief Financial Officer


   By:  /s/  HANH KIHARA
        Hanh Kihara
        Controller
        (Principal Accounting Officer)