Form 10-Q
period 1997-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1997-11-14
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                            Outstanding as of November 14, 1997
Common Stock, $0.02 par value                            21,631,367

                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                                        Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                               1

Consolidated Balance Sheets as of September 30, 1997
and December 31, 1996                                                   2

Consolidated Statements of Income for the three and nine months ended
September 30, 1997 and 1996                                             3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1996 and the nine months ended September 30, 1997          4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1997 and 1996                                             5

Notes to Consolidated Financial Statements                              6-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                 10-14


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                             15-16

SIGNATURES                                                              16

Exhibit 11                                                              17

Exhibit 27                                                              18

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

                BEDFORD PROPERTY INVESTORS, INC.
            CONSOLIDATED BALANCE SHEETS (Unaudited)
       (in thousands, except share and per share amounts)
                                                         September 30,          December 31,
                                                             1997                   1996


Assets:
   Industrial buildings                                    $215,842               $164,674
   Office buildings                                         145,187                 53,071
   Retail Buildings                                            -                     6,281
   Operating Properties Held for Sale                         6,281                   -
   Industrial Properties under Development                   16,123                  5,388

                                                            383,433                229,414
   Less accumulated depreciation                              7,379                  4,913

                                                            376,054                224,501

Cash                                                          1,042                  1,328
Other Assets                                                  8,157                  5,995


                                                           $385,253               $231,824


Liabilities and Stockholders' Equity:
Bank loan payable                                            97,645                 46,097
Mortgage loan payable                                        60,455                 51,850
Accounts payable and accrued expenses                         6,900                  2,214
Dividend and distributions payable                            4,628                  2,827
Other liabilities                                             3,256                  3,371


     Total liabilities                                      172,884                106,359


Redeemable preferred shares:
  Series A convertible preferred stock, par value
   $0.01 per share; authorized 10,000,000 shares;
   issued and outstanding 8,333,334 shares;
   aggregate redemption amount $50,000;
   aggregate liquidation preference $52,500.                 50,000                 50,000


Minority interest in consolidated partnership                 1,497                  1,709


Common Stock and other stockholders' equity:
  Common stock, par value $0.02 per share;
   authorized 50,000,000 shares in 1997, and
     15,000,000 shares in 1996; issued and
   outstanding 11,164,700 shares in 1997 and
   6,526,325 shares in 1996                                     223                    131
Additional paid-in capital                                  223,104                147,622
Accumulated losses and distributions in
  excess of net income                                      (62,455)               (73,997)


     Total stockholders' equity                             160,872                 73,756


                                                           $385,253               $231,824

 See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)
       (in thousands, except share and per share amounts)

                                                                   Three Months                       Nine Months

                                                                1997           1996              1997               1996


Property operations:
   Rental income                                               $12,789         $7,090            $32,472           $19,168
   Rental expenses:
        Operating expenses                                       1,973          1,483              4,996             3,797
        Real estate taxes                                          993            589              2,708             1,823
        Depreciation and amortization                            1,528            788              3,902             2,114


Income from property operations                                  8,295          4,230             20,866            11,434

General and administrative expenses                               (469)          (414)            (1,586)           (1,341)
Interest income                                                     73             43                217               105
Interest expense                                                (2,877)          (927)            (5,909)           (2,692)


Income before minority interest and gain on sale                 5,022          2,932             13,588             7,506

Gain on sale                                                    10,787           -                10,787               359
Minority interest                                                  (28)          -                   (79)             -


Net income                                                     $15,781         $2,932            $24,296           $ 7,865


Net income applicable to common stockholders(1)                $14,531         $1,807            $20,796           $ 4,490


Primary earnings per common and
   common equivalent share                                     $  1.27         $ 0.27            $  1.95           $  0.87


Primary weighted average number of
   common and common equivalent shares                      11,436,417      6,601,527         10,639,113         5,161,087


Earnings per common share - assuming
   full dilution                                               $  1.00         $ 0.27            $  1.63           $  0.84


Weighted average number of common
   shares - assuming full dilution                          15,751,338     10,782,393         14,972,966         9,323,223


(1) Reflects reduction for quarterly dividends on the $50,000 series A convertible preferred stock.

See accompanying notes to consolidated financial statements.



                 BEDFORD PROPERTY INVESTORS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1996
    AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (Unaudited)
             (in thousands, except per share data)
                                                                                                               Total
                                                                                      Accumulated             common
                                                                                       losses and          stock and
                                                                 Additional         distributions       other stock-
                                                  Common            paid-in          in excess of           holders'
                                                   stock            capital            net income             equity

Balance, December 31, 1995                        $   61          $107,214             $(74,840)           $ 32,435

Issuance of common stock                              70            43,778                 -                 43,848

Costs of issuance of preferred stock                 -                -                      (2)                 (2)

Costs of issuance of common stock                    -              (3,370)                -                 (3,370)

Net income                                           -                -                  11,021              11,021

Dividends to common stockholders
    ($1.00 per share)                                -                -                  (5,671)             (5,671)

Distributions to limited partnership unit
    holders                                          -                -                      (5)                 (5)

Dividends to preferred stockholders (9%)             -                -                  (4,500)             (4,500)

Balance, December 31, 1996                         $ 131          $147,622             $(73,997)           $ 73,756

Issuance of common stock                              92            80,219                 -                 80,311

Costs of issuance of common stock                    -              (4,692)                -                 (4,692)

Redemption of partnership units                      -                 (45)                -                    (45)

Net income                                           -                -                  24,296              24,296

Dividends to common shareholders
  ($0.83 per share)                                  -                -                  (9,254)             (9,254)

Dividends to preferred shareholders                  -                -                  (3,500)             (3,500)

Balance September 30, 1997                         $ 223          $223,104             $(62,455)           $160,872

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)
                         (in thousands)

                                                                     1997                1996


Operating Activities:
  Net income                                                       $24,296             $ 7,865
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority Interest                                                   79                -
    Depreciation and amortization                                    4,602               2,643
    Gain on sale of real estate investments                        (10,787)               (359)
    Change in other assets                                          (3,126)             (2,829)
    Change in accounts payable and
      accrued expenses                                                 840                 898
    Change in other liabilities                                        152                 470


Net cash provided by operating activities                           16,056               8,688


Investing Activities:
  Investments in real estate                                      (156,566)            (56,311)
  Change in accounts payable and accrued expenses                      879                -
  Proceeds from sale of real estate investments                     24,938                 922

Net cash used by investing activities                             (130,749)            (55,389)


Financing Activities:
  Proceeds from bank loan                                          131,501              55,092
  Proceeds from mortgage loan                                         -                 25,000
  Repayments of bank loan                                          (81,115)            (67,588)
  Repayments of mortgage loans                                        (309)               -
  Proceeds from issuance of common stock                            75,619              40,597
  Redemption of partnership units                                     (257)               -
  Payment of dividends                                             (11,032)             (6,300)

Net cash provided by financing activities                          114,407              46,801

Net increase (decrease) in cash                                       (286)                100
Cash at beginning of period                                          1,328               1,027

Cash at end of period                                            $   1,042            $  1,127

Supplemental disclosure of cash flow information:
a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired                    $   8,972            $    433
      Note receivable from the sale of real estate investments   $    -               $     50

b)  Cash paid during the period for interest                     $   5,382            $  2,125

See accompanying notes to consolidated financial statements.
                BEDFORD PROPERTY INVESTORS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  The Company and Basis of Presentation

The Company

Bedford Property Investors Inc. (the Company) is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the Western United States. The
Company's Common Stock trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.

Per Share Data

Per share data are based on the weighted average number of common and common equivalent shares outstanding during the period. Per share data reflects the retroactive application of the one-for-two reverse stock split which took place on March 29, 1996. Stock options issued under the Company's stock option plans are considered common stock equivalents and are included in the calculation of per share data  if, upon exercise, they would have a dilutive effect. The fully diluted earnings per share calculation assumes conversion of the Series A Convertible Preferred
Stock of the Company and redemption of the limited partnership units of Bedford Realty Partners, L.P. for shares of common stock. Dividends accrued on the Series A Convertible Preferred Stock are deducted from net income for purposes of determining net income applicable to common stockholders.
On October 14, 1997, the issued and outstanding 8,333,334 shares of the Series A Convertible Preferred Stock were converted to 4,166,667 shares of
common stock, which conversion will have a dilutive effect.   If converted or
redeemed, the limited partnership units would also have a similar dilutive effect.

Recent Accounting Pronouncements

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, for financial statements for periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, all prior period EPS data presented will be restated to conform with the provisions of SFAS 128. Had the Company applied the provisions of SFAS 128 to the September 30, 1997 unaudited financial statement, the difference from the results presented would have been immaterial.

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

Note 2. Real Estate Investments

As of September 30, 1997, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                               Number of
                                               Properties            Cost              % of Total


Industrial Buildings                               45                $215,842              56
Office Buildings                                   17                 145,187              38
Operating Properties Held for Sale                  1                   6,281               2
Industrial Properties Under Development             5                  16,123               4


Total                                              68                $383,433             100

The following table sets forth the Company's real estate investments as of September 30, 1997 (in thousands):

                                                                                     Development             Less
                                                                                              In      Accumulated
                                                                Land    Building        Progress     Depreciation       Total
Industrial
Northern California                                         $ 41,728    $  89,191             -           $ 2,818     $128,101
Southern California                                           12,866       28,852             -             1,203       40,515
Denver                                                         1,911        3,171             -               133        4,949
Arizona                                                        5,340       10,164             -               183       15,321
Greater Portland Area                                          2,652        8,194             -               391       10,455
Greater Kansas City Area                                       2,254        9,519             -               585       11,188

Total Industrial                                              66,751      149,091             -             5,313      210,529

Suburban Office
Northern California                                            1,763        4,946             -               230        6,479
Southern California                                            8,816       17,076             -               243       25,649
Salt Lake City                                                   359        6,462             -               705        6,116
Greater Kansas City Area                                       2,518        4,043             -               179        6,382
Greater Seattle Area                                          15,116       30,225             -               302       45,039
Reno                                                           2,102       10,374             -                95       12,381
Austin                                                         2,766        7,029             -                52        9,743
Arizona                                                       11,415       20,177             -               150       31,442


Total Suburban Office                                         44,855      100,332             -             1,956      143,231

Properties Held for Sale
Colorado Springs                                               2,890        3,391             -               110        6,171

Total Properties Held for Sale                                 2,890        3,391             -               110        6,171

Industrial Properties Under Development
Northern California                                             -            -              10,253           -          10,253
Arizona                                                         -            -               3,084           -           3,084
Greater Kansas City Area                                        -            -               2,786           -           2,786


Total Industrial Properties Under Development                   -            -              16,123  (1)      -          16,123

Total                                                       $114,496     $252,814          $16,123         $7,379     $376,054

(1) Total Development in Progress of $16,123,000 includes $404,000 of capitalized interest.

The Company internally manages all but 8 of its properties from its regional offices in Lafayette, California; San Jose, California; Tustin, California; Phoenix, Arizona; Lenexa, Kansas; and Bellevue, Washington. For the eight properties located in markets not served by a regional office, the Company has subcontracted on-site management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Note 3.  Consolidated Partnership

In December 1996 the Company formed Bedford Realty Partners, L.P. (the "Operating Partnership"), with the Company as the sole general partner, for the purpose of acquiring real estate. In exchange for contributing a property into the Operating Partnership, the owners of the property received limited partnership units ("OP Units"). A limited partner can seek redemption of the OP Units at any time after 90 days. The Company, at its option, may redeem the OP Units by either (i) issuing common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to a limited partner based on the average trading price of the Company's common stock. Each OP Unit is allocated partnership income and cash flow at a rate equal to the dividend being paid by the Company on a share of common stock. Additional partnership income and cash flow is allocated 99% to the Company and 1% to the limited partners.

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

Note 4.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1996 and 1995, options for 155,000 shares of Common Stock were exercised in exchange for notes payable to the Company, bearing interest at 7.5%. At September 30, 1997, the unpaid balance of the notes was $1,475,095. This amount is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

Note 5.  Debt

Bank Loan Payable

In June 1997, the Company expanded its secured revolving credit facility with Bank of America from $100 million to $150 million, maturing on June 1, 2000. In September 1997, the credit facility was further expanded to $175 million. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus 1.5%. The interest rate of the unsecured loans is 25 basis points higher than that of the secured loans. The credit facility is secured by mortgages on 32 properties (which properties collectively accounted for approximately 50% of the Company's Annualized Base Rent and approximately 44% of the Company's total assets as of September 30,
1997), together with the rental proceeds from such properties.

The daily weighted average amount owing to the bank was $45,802,000 and $23,182,000 for the nine months ended September 30, 1997 and 1996, respectively. The weighted average interest rates in these periods were 7.43% and 8.13%, respectively. The effective interest rate at September 30, 1997 was 7.40%.

Mortgage Loans Payable

Mortgage loans payable at September 30, 1997 consist of the following (in thousands):

   Floating rate note due December 15, 1999
     current rate of 8.75%                        $ 1,830
   7.5% note due January 1, 2002                   24,767
   7.02% note due March 15, 2003                   25,000
   8.9% note due July 31, 2006                      8,858
                                                  $60,455

The mortgage loans are collaterized by 17 properties (which Properties collectively accounted for approximately 28% of the Company's
Annualized Base Rent and approximately 22% of the Company's total assets as of September 30, 1997).

The following table presents scheduled principal payments on mortgage loans as of September 30, 1997 (in thousands):

   Twelve months period ending September 30, 1998    $     731
   Twelve months period ending September 30, 1999        2,757
   Twelve months period ending September 30, 2000        1,028
   Twelve months period ending September 30, 2001        1,109
   Twelve months period ending September 30, 2002        1,195
                             Thereafter                 53,635
                                                       $60,455

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

When used in the following discussion, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The Company's operations consist of owning and operating industrial and suburban office properties located primarily in the Western United States.

Increases in revenues, expenses, net income and cash flows in the nine months ended September 30, 1997 when compared with the same period in 1996 were due primarily to the acquisition and sale of operating properties as follows:


                                         Number of                    Square
                                         Properties                    Feet

   Acquisitions
     Industrial                              16                     1,450,000
     Office                                  11                     1,025,000

                                             27                     2,475,000

   Sales
     Industrial                               2                       186,000
     Office                                   2                       213,000

                                              4                       399,000


Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996.

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $4,065,000 or 96% in 1997 compared with 1996. This is due to an increase in rental income of $5,699,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $1,634,000.

This increase in rental income and expenses is primarily attributable to the acquisition of real estate investments. This acquisition activity increased rental income and rental expenses by $6,045,000 and $1,836,000, respectively. This was partially offset by the sale of two industrial properties in December 1996 and two office properties in July 1997 which generated a reduction in rental income and rental expenses of $976,000 and $630,000 respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $1,950,000 or 210% in 1997 compared with 1996. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1997, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $209,000 and $172,000 in the third quarter of 1997 and 1996, respectively. General and administrative expenses increased $55,000 or 13% in 1997 compared with 1996, primarily the result of managing a larger real estate portfolio.

Gain on Sale
In July 1997, the Company sold two of its Southern California office properties for a sale price of approximately $25.8 million, which resulted in a gain of $10,787,000. Capital loss and net operating loss carry forwards will be utilized to offset substantially all of the 1997 taxable income remaining after the deduction of dividends paid in 1997.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996.

Income from Property Operations
Income from property operations increased $9,432,000 or 83% in 1997 compared with 1996. This is due to an increase in rental income of $13,304,000 offset by an increase in rental expenses of $3,872,000. This increase in rental income and expenses is primarily attributable to the acquisition of real estate investments. This acquisition activity increased rental income and rental expenses by $11,122,000 and $3,379,000, respectively. This was partially offset by the sale of two industrial properties in 1996 and two office properties in 1997 which generated a reduction in rental income and rental expenses of $1,068,000 and $525,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $3,217,000 or 119% for the first nine months of 1997 compared with the same period in 1996. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1997, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $580,000 and $475,000 in the first nine months of 1997 and 1996, respectively. General and administrative expenses increased $245,000 or 18% for the first nine months of 1997 compared with the same period in 1996, primarily the result of managing a larger real estate portfolio.

Gain on Sale
In July 1997, the Company sold two of its Southern California office properties for a sale price of approximately $25.8 million, which resulted in a gain of $10,787,000. Capital loss and net operating loss carry forwards will be utilized to offset substantially all of the 1997 taxable income remaining after the deduction of dividends paid in 1997. In April 1996, the Company sold 3.6 acres of land adjacent to its suburban office property in Utah for $1,000,000, receiving $950,000 in cash and a $50,000 note. The 10% interest bearing note was paid in April 1997. The sale resulted in a gain of $359,000.

Liquidity and Capital Resources

The Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share in February 1997 and 6,300,000 shares of common stock at $19 5/8 per share in November 1997. Net cash proceeds from these offerings were used to pay off the outstanding borrowings under the Company's credit facility. The facility was amended and expanded to $150 million in June 1997. It was further expanded to $175 million in September 1997. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a rate of LIBOR plus 1.50% and the unsecured loans bear interest at LIBOR plus 1.75%. The amended facility matures on July 1, 2000 and had no outstanding balance at November 7, 1997. The Company was in compliance with the covenants and requirements of its revolving credit facility at November 7, 1997.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the nine months ended September 30, 1997, the Company's operating activities provided cash flow of $16,056,000. Investing activities utilized cash of $130,749,000 for real estate acquisitions. Financing activities provided cash flow of $114,407,000.

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

Potential Factors Affecting Future Operating Results

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company anticipates that its results from operations may be impacted negatively by future increases in interest rates and substantial additional borrowings to finance additional property acquisitions.

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

Dividends

Common stock dividends declared for the third quarter 1997 were $0.30 per share. Distributions declared for the third quarter of 1997 were $0.30 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after they were declared. In addition, the Company declared an aggregate quarterly dividend of $1,250,000 on the Series A Convertible Preferred Stock. The preferred stock dividends were declared based on the rate payable with respect to
the common stock into which the Preferred Stock is convertible.   The
preferred stock dividends are due and payable 45 days after the quarter end.

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

Financial Condition

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and nine months ended September 30, 1997 amounted to $6,550,000 and $17,490,000, respectively. During the same periods in 1996, FFO amounted to $3,720,000 and $9,620,000, respectively. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles), excluding gains from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. The Company's computation of Funds From Operations may, however, differ from the methodology for calculating Funds From Operations utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. Funds From Operations does not represent cash generated by operating activities in accordance with the generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

Subsequent Events

On October 9, 1997, the Company completed the acquisition of a research and development building located in Vista, California comprised of 44,063 rentable square feet for an approximate purchase price of $3.0 million. In conjunction with the purchase, the Company also acquired an adjacent
1.36 acre parcel for approximately $360,000 upon which it plans to construct a 20,000 square foot research and development building.

On October 14, 1997, the 8,333,334 shares of the Series A Convertible Preferred Stock were converted to 4,166,667 shares of common stock.

On October 16, 1997, the Company completed the acquisition of a five-story office building located in Denver, Colorado, comprised of 90,712 rentable square feet and a separate parking structure for an approximate purchase price of $16.5 million. The purchase price also included an adjacent 3.1 acre parcel of land that has entitlements allowing the Company to build an additional 120,000 square feet of office space.

On October 22, 1997, the Company sold its retail property in Colorado for a sale price of $7.5 million, which resulted in a gain of approximately $748,000.

On November 4, 1997, the Company completed the acquisition of an industrial building located in Tucson, Arizona comprised of 95,746 rentable square feet for an approximate purchase price of $5 million. In conjunction with the purchase, the Company also acquired an adjacent
2.3 acre parcel for approximately $100,000 upon which it plans to construct a 25,000 square foot distribution building.

In November 1997, the Company completed the sale of 6,300,000 shares of common stock at $19 5/8 per share. A sale of an additional 945,000 shares of common stock at $19 5/8 per share may occur at any time up to 30 days after November 3, 1997. Net cash proceeds from the offering were used to pay off the outstanding borrowings under the Company's credit facility. The amended facility had no outstanding balance at November
7, 1997.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   None


Item 2.  CHANGES IN SECURITIES

   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None

Item 5.  OTHER INFORMATION

   None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   Exhibit No.    Exhibit

     3.1 Charter of the Company, as amended, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

     3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     10.19*     First Modification Agreement to Third Amended and
                Restated Credit Agreement among Bedford Property
                Investors, Inc., and Bank of America National Trust and Savings Association, as administrative agent for the Banks, dated September 8, 1997.

     11*        Statement of Computation of Earnings Per Share.

     27*        Financial Data Schedule

* Filed herewith

B.   Reports on Form 8-K

     During the quarter ended September 30, 1997, the Company filed on July 23, 1997, a report on Form 8-K dated July 10, 1997, reporting items 2 and 7 and announcing the acquisition of Orillia Office Park.

     During the quarter ended September 30, 1997, the Company filed on September 19, 1997, a report on Form 8-K/A dated July 10, 1997, which amended items 5 and 7 of Form 8-K dated July 10, 1997, regarding the acquisition of Orillia Office Park. The following financial statements were filed: (i) Historical Summary of Gross Income and Direct Operating Expenses for Orillia Office Park for the year ended December 31, 1996 and
     (ii) pro forma financial statements showing the effect resulting from all the Company's acquisitions during 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated:  November 14, 1997


     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)

   By:  /s/ SCOTT R. WHITNEY
        Scott R. Whitney
        Senior Vice President and
        Chief Financial Officer


   By:  /s/  HANH KIHARA
        Hanh Kihara
        Vice President and Controller
        (Principal Accounting Officer)

                           Exhibit 11

                Bedford Property Investors, Inc.
         Statement of Computation of Earnings per Share
         (in thousands, except share and share amounts)
                                                   Three Months                      Nine Months Ended
                                                   Ended Sept. 30,                   Sept. 30,
                                                      1997               1996              1997             1996
Primary:
   Net income                                       $ 15,781            $  2,932        $  24,296         $  7,865
   Less:Dividends on the Series A Convertible
          Preferred Stock                              1,250               1,125            3,500            3,375

   Net income applicable to common stockholders       14,531               1,807           20,796            4,490

   Weighted average shares outstanding            11,158,953           6,488,608       10,416,729        5,037,861
   Weighted average shares of dilutive stock
     options using average stock price under
     the treasury stock method                       277,464             112,919          222,384          123,226
   Primary weighted average number of common
     and common equivalent shares outstanding     11,436,417           6,601,527       10,639,113        5,161,087

   Primary earnings per common
     and common equivalent share                    $   1.27            $   0.27        $    1.95         $   0.87

Fully Diluted:
   Net income applicable to common
     stockholders                                     14,531               1,807           20,796            4,490
   Add: Dividends on the Series A Convertible
          Preferred Stock                              1,250               1,125            3,500            3,375
          Minority interest                               28                -                  79             -

   Net income                                         15,809               2,932           24,375            7,865

   Adjusted shares - primary, from above          11,436,417           6,601,527       10,639,113        5,161,087
   Weighted average shares issuable upon
     conversion of the Series A Convertible
     Preferred Stock                               4,166,667           4,166,667        4,166,667        4,166,667
   Additional weighted average shares of
     dilutive stock options using end of period
     stock price under the treasury stock method      53,205              14,199           67,704           (4,531)
   Weighted average shares issuable upon the
     conversion of operating partnership
     units(1)                                         95,049                -              99,482             -
   Weighted average number of common shares
     assuming full dilution                       15,751,338          10,782,393       14,972,966        9,323,223

   Earnings per common
     share - assuming full dilution                $    1.00           $    0.27       $     1.63        $    0.84

(1) Not applicable for the three and nine months ended, September 30, 1996. The Operating Partnership Units were issued in December 1996.