Form 10-K
period 1997-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1998-03-27
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997

                Commission file number  1-12222

                BEDFORD PROPERTY INVESTORS, INC.
    (Exact name of Registrant as specified in its charter)

MARYLAND                                              68-0306514
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)            Identification No.)


          270 Lafayette Circle, Lafayette, CA   94549
           (Address of principal executive offices)

Registrant's telephone number, including area code  (925) 283-8910


Securities Registered Pursuant to Section 12(b) of the Act:
                                            Name of each exchange
Title of each class                          on which registered

Common Stock, par value $0.02 per share   New York Stock Exchange
                                                 Pacific Exchange

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 13, 1998 was approximately $425,368,000. The number of shares of Registrant's Common Stock, par value $0.02 per share, outstanding as of March 13, 1998 was 22,583,867.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 13, 1998, are incorporated by reference in
Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

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

ITEM 1.  BUSINESS

The Company

Bedford Property Investors, Inc. is a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas primarily in the Western United States. As of December 31, 1997, the Company owned and operated, either directly or through one of its wholly-owned subsidiaries, 75 properties aggregating approximately 6.2 million rentable square feet and comprised of 55 industrial properties (the "Industrial Properties") and 20 suburban office properties (the "Suburban Office Properties" and, together with the Industrial Properties, the "Properties"). This portfolio of properties includes 4 industrial properties which were developed by the Company in 1997 and 71 existing properties. In addition, the portfolio includes 7 parcels of land held for future development. As of December 31, 1997, the existing Properties were approximately 99% leased by over 440 tenants and the development properties were approximately 44% leased by 14 tenants. The Properties are located in Northern and Southern California, Oregon, Washington, Arizona, Nevada, Utah, Colorado, Texas and Kansas.

The Company seeks to grow its asset base through the acquisition of industrial and suburban office properties and portfolios of such properties, as well as through the development of new industrial and suburban office properties. The Company's strategy is to operate in suburban markets that are experiencing, or are expected by the Company to experience, superior economic growth that are subject to limitations on the development of similar properties. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space. In addition, the Company believes that certain supply-side constraints, such as limited availability of undeveloped land in a market, increase a market's potential for higher average rents over time. The Company is currently targeting selected markets in which the Properties are located as well as selected markets in which the Company has expertise. The Company believes that due to recent economic improvements in these markets, and related improvements in the commercial property markets, an investment in industrial or suburban office properties in these markets provides the potential for attractive returns through increased occupancy levels, rents and real estate values.


Business Objectives and Growth Plan

Business Objectives

The Company's business objective is to increase stockholders' long-term total return through the appreciation in value of the common stock. To achieve this objective, the Company seeks to (i) increase cash flow from our existing Properties, (ii) acquire quality industrial and suburban office properties and/or portfolios of such properties, and (iii) develop new industrial and suburban office properties.

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

During 1997, leases for 946,920 square feet expired with a weighted average base rental rate of $8.25 per square foot. Approximately 76% of this space has been re-leased, and the weighted average base rental rate of the new leases is $9.10 per square foot, an increase of 10.3%.
Changes in average rental rate do not reflect changes in expense recovery rates, if any. In addition, past performance is not necessarily indicative of results that will be obtained in the future, and no assurance can be given in that regard.

Acquisitions

The Company seeks to acquire quality industrial and suburban office properties and/or portfolios of such properties. The Company believes that (i) the experience of its management team, (ii) its conservative capital structure and its existing $175 million credit facility, (iii) its relationships with private and institutional real estate owners, (iv) its strong relationships with real estate brokers, and (v) its integrated asset management program enable it to effectively identify and capitalize on acquisition opportunities. Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses, (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy), and (iii) availability for purchase at a price at or below estimated replacement cost. The Company has, however, acquired and may in the future acquire properties which do not meet one or more of these criteria. This may be particularly true with the acquisition of a portfolio of properties, which may include individual properties that do not meet one or more of the foregoing criteria.

Following completion of an initial review, the Company may make a purchase offer, subject to satisfactory completion of its due diligence process. The due diligence process enables the Company to refine its original estimate of a property's potential performance and typically includes a complete review and analysis of the property's physical structure, systems, environmental status and projected financial performance, as well as an evaluation of the local market and competitive properties and of relevant economic and demographic information. Mr. Bedford (the Chief Executive Officer) and at least one other member of the Board of Directors typically visit each proposed acquisition property before the purchase is closed.

The Company's activities relating to the acquisition of new properties, including the due diligence process, are conducted on an exclusive basis by Bedford Acquisitions, Inc. (BAI), a California corporation wholly-owned by Mr. Bedford. BAI receives a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount raised in financings or the aggregate purchase price of property acquisitions, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition or financing minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and is renewable at the option of the Company for additional one year terms. The current agreement will expire January 1, 1999.

Development

The Company seeks to develop properties in markets where (i) strong demand for space has caused or is expected to cause occupancy rates to remain high, and (ii) there is a limited supply of land available for new development. The Company's management team has experience in all phases of the development process, including market analysis, site selection, zoning, design, pre-development leasing, construction and permanent financing and construction management. The Company believes that a general decrease in competition in development activity as well as higher occupancy rates in most of the Company's markets will lead to additional attractive development opportunities. The Company is currently in the process of developing properties in Northern California, Arizona, and Kansas and is considering developing additional properties in Northern California, Southern California, Arizona, Colorado and Washington. The Company's management team has significant development experience in each
of these markets.   In 1997 the shell construction of 4 properties was
completed, representing 365,000 square feet of industrial space. These properties are now in the lease up phase and were 44% leased by year end.

Corporate Strategies

In pursuing its business objectives and growth plans, the Company intends to:

1. Pursue a Market Driven Strategy.

The Company's strategy is to operate in suburban markets which are experiencing, or are expected by the Company to experience, economic growth, and which are, ideally, subject to supply-side constraints. The Company believes that the metropolitan areas in which it operates have multiple suburban "cores" and that the potential for growth in these metropolitan areas is generally greatest in and around these suburban cores. The Company believes that such suburban cores emerge as jobs move to the suburbs and typically offer a well-trained and well-educated work force, high quality of life and, in many cases, a diversified economic base. The Company focuses on owning, managing, acquiring and developing properties in these suburban cores. Additionally, the Company seeks out real estate markets that are subject to supply-side constraints such as limited availability of undeveloped land and/or geographic, topographic, regulatory and/or infrastructure restrictions. The Company believes that such restrictions limit the supply of new commercial space, which, when combined with a growing employment and population base, enhances the long-term return potential for an investment in real estate assets.

2. Focus its Efforts in the Western United States.

The Company is currently targeting selected suburban markets in the Western United States, including markets in which the Company's Properties are located as well as selected new markets. The Company believes that due to continued economic improvements in these markets, and related improvements in the commercial property markets, an investment in industrial or suburban office properties in these markets provides the potential for attractive returns through increased occupancy levels, rents and real estate values. The Company believes that this geographic focus, combined with management's market experience, contributes to a more thorough understanding of these industrial and suburban office property markets and allows the Company to anticipate trends and therefore to better identify investment opportunities.

3. Acquire and Develop "Service Center/Flex" Industrial
   Properties.

One of the Company's targeted property types is "service center/flex" industrial properties. These properties are generally smaller than other industrial buildings and are divisible into units ranging from approximately 1,500 square feet to approximately 20,000 square feet in order to accommodate multiple tenants of various sizes and needs. The buildings generally range in size from 8,000 to 80,000 square feet, have a clear height of 12 to 18 feet and are built using concrete tilt construction with store fronts incorporated in the front elevation and grade level service doors in the back elevation. The Company believes that these properties require more management expertise than other types of industrial properties and that it has developed such expertise. The Company also believes that many potential buyers do not wish or are not well-positioned to undertake such active management. As a result, the Company believes that it often faces fewer competitors for this product and is generally able to acquire these properties at above average yields.

4. Plan for Future Anticipated Expenses Associated with Tenant
   Turnover.

The cash flow of a real estate asset can vary significantly from year to year depending on tenant turnover. When a lease expires and a tenant renews or vacates its space, costs associated with tenant improvements, lease commissions and lost income due to vacancy or construction down-time can significantly reduce property cash flow. Due to the capital intensive nature of suburban office properties, and to a lesser degree, industrial properties, the Company believes that planning and budgeting for future costs associated with tenant turnover is a prudent component of managing the cash flow of the Properties. For its existing portfolio, the Company estimates the future costs for tenant improvements, lease commissions and lost income due to vacancy and construction down-time on a property by property basis. Although these future costs are not accrued for financial reporting purposes, the Company incorporates these estimates in its annual budgets and longer-term forecasts and seeks to maintain cash and/or availability under the Credit Facility adequate to cover these budgeted expenditures. The Company believes that its ability to commit capital to fund tenant improvements and pay lease commissions helps to retain and attract tenants. To the extent that a vacancy in one of the Properties does occur, the Company believes that its policy of budgeting ahead for anticipated tenant improvement costs and leasing commissions enables it to compete effectively for new tenants.

5. Utilize In-House Asset and Property Management.

The Company believes that the long-term value of its Properties is enhanced through in-house asset management and currently manages 68 of its 75 properties from its seven regional property management offices and its corporate headquarters. The Company conducts its Northern California property management activities out of its headquarters office in Lafayette, California; its Southern California property management activities out of its regional office in Tustin, California; its Kansas City property management activities out of its regional office in Lenexa, Kansas; its Arizona property management activities out of its regional office in Phoenix, Arizona; its Washington property management activities out of its regional office in Seattle, Washington; its Colorado property management activities out of its regional office in Denver, Colorado; and its Texas property management activities out of its regional office in Dallas, Texas. The Company's three Properties in Utah and Oregon are currently managed for the Company by third parties. The Company intends to open additional property management offices in those regions as its portfolios grow to a point where it becomes economically justified.

The Company's asset management team develops and monitors a comprehensive asset management plan for each Property in an effort to ensure its efficient operation. The Company's Senior Vice President of Property/Asset Management works directly with the Company's internal finance and accounting staff to develop and monitor detailed budgets and financial reports for each Property. He also works with each property manager to identify and implement opportunities to improve cash flow from each Property and to maximize each Property's long-term investment value. The Company's property management staff is generally responsible for leasing activities, ordinary maintenance and repairs, financial record keeping on income and expenses, rent collection, payment of operating expenses and property operations. The Company's property management philosophy is based on the belief that the long-term value of the Properties is enhanced by attention to detail and hands-on service provided by professional in-house property managers. The Company believes that a successful leasing program starts by servicing existing tenants first. Costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy) can be significant and, by addressing and attending to existing tenants' needs, the Company believes that it can increase its retention of existing tenants and simultaneously make its properties more attractive to tenants.

6. Cooperate with Local Real Estate Brokers.

The Company seeks to develop strong relationships with local real estate brokers, who can provide access to tenants as well as general market intelligence and research. The Company believes that these relationships have enhanced the Company's ability to attract and retain tenants.

7. Maximize its Capital Structure.

As of December 31, 1997 the Company's total market capitalization was $565 million. With a debt to total market capitalization ratio of 12%, the Company is well positioned for future growth. Funding of new acquisitions and development is expected to be provided by a combination of debt and equity. The Company currently intends to take advantage of the low interest rates available today by locking in long term debt financing on a portion of its portfolio. At the same time, the Company intends to preserve its financing flexibility through the use of short term debt facilities such as its existing $175 million bank line of credit as well as other means of managing interest rate risk. The Company plans to access the equity markets from time to time to balance its overall capital structure.

Transactions and Significant Events During 1997

Acquisitions and Development

During the year, the Company acquired 26 Properties, including 13 Industrial Properties and 13 Suburban Office Properties aggregating approximately 2.3 million rentable square feet, for a total investment of approximately $206 million. At acquisition, the Company estimated that these Properties would provide an initial weighted average unleveraged return on cost (computed as annualized property NOI at the date of acquisition divided by total acquisition cost) of 9.4%. The Company estimates that the purchase price of acquisitions completed in 1997 is approximately 84% of the replacement cost.

In addition, the Company completed shell construction of four industrial properties aggregating approximately 365,000 square feet, for a total investment to date of approximately $18 million.

The Company also acquired 6 parcels of land aggregating approximately 21 acres for a total investment of approximately $5 million, 5 of which are adjacent to existing Properties. The Company plans to develop industrial or office properties on each of these parcels.

Property Dispositions

In 1997, the Company sold three properties aggregating approximately 297,000 square feet. On July 31, 1997, two of its Southern California office properties were sold for a sale price of approximately $25.8 million, which resulted in a gain of approximately $10.8 million. The properties were 1000 Town Center Drive in Oxnard, California and Mariner Court in Torrance, California. On October 22, 1997, Academy Place Shopping Center in Colorado Springs, Colorado was sold for a sale price of approximately $7.5 million, which resulted in a gain of approximately $748,000.

Common Stock Offerings and Credit Facility

The Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share in February 1997 and 7,245,000 shares of common stock at $19 5/8 per share in November 1997. Net cash proceeds from these offerings were used to pay off the outstanding borrowings under the Company's credit facility. The facility was amended and expanded to $150 million in June 1997, and was further expanded to $175 million in September 1997. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a rate of LIBOR plus 1.50% and the unsecured loans bear interest at LIBOR plus 1.75%. The amended facility matures on June 1, 2000 and had an outstanding balance of $8 million at December 31, 1997. The Company was in compliance with the covenants and requirements of its revolving credit facility at December 31, 1997.

Dividends

The Company has made regular quarterly distributions to the holders of the Common Stock in each quarter since the second quarter of 1993, having increased the dividend eight times since that time from $0.10 per share in the second quarter of 1993 to $0.30 per share in each of the third and fourth quarters of 1997. In March 1998, the Company declared a dividend distribution for the first quarter 1998 to its stockholders in the amount of $0.30 per share of Common Stock, payable 15 days after the quarter-end.

The Company paid dividends to the holders of the 8,333,334 shares of its Series A Convertible Preferred Stock par value $0.01 per share (the "Convertible Preferred Stock") in the amount of $.135 per share for each of the first two quarters of 1997 and $.15 per share for the third quarter of 1997. In October 1997, the Convertible Preferred stock was converted to 4,166,667 shares of common stock.

Tenants

Based on rentable square feet, as of December 31, 1997, the Suburban Office Properties and Industrial Properties were approximately 99% occupied by a total of 444 tenants, of which 94 were Suburban Office Property tenants and 350 were Industrial Property tenants. The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses.

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

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts then outstanding under the credit facility when it becomes due in 2000. The Company expects to make such payment by refinancing or extending the credit facility or by raising funds through the sale of equity securities or properties.

Insurance

The Company carries commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as a $20 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $12.5 million subject to a deductible of 5-10% of total insurable value per building with respect to the earthquake coverage. The Company also carries director and officer liability insurance with an aggregate limit of $10 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

Competition, Regulation, and Other Factors

The success of the Company depends upon, among other factors, general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws and zoning laws.

The Company's real estate investments are located in markets in which they face significant competition for the rental revenues they generate. Many of the Company's investments, particularly the office buildings, are located in markets in which there is a significant supply of available space, resulting in intense competition for tenants and low rents.

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

Other Information

The Company currently employs 46 full time employees. The Company is not dependent upon a single tenant or a limited number of tenants.

The Company has conducted a comprehensive review of its computer systems to identify "Year 2000" issues. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. The Company purchased and implemented a new computer information system in January 1997 in order to increase efficiencies related to asset management and reporting. The new computer information system is Year 2000 compliant. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company and the Company does not anticipate material expenditures related to this issue.

ITEM 2.  PROPERTIES

Real Estate Summary
As of December 31, 1997, the Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows:

                             Number of    Investment
                            Properties      Amount       % of Total

Industrial Buildings            51       $230,890,000        55
Office Buildings                20        168,326,000        40
Properties Under Development     4         18,158,000         4
Land Held for Development        7          5,712,000         1


Total                           82       $423,086,000       100

As of December 31, 1997, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

                                     Number of      Investment
                                    Properties        Amount       % of Total

Industrial
Northern California                     28         132,735,000           31
Southern California                      8          43,276,000           10
Denver, Colorado                         2           5,014,000            1
Arizona                                  4          20,486,000            5
Greater Portland Area                    2          10,596,000            3
Greater Kansas City Area                 6          16,039,000            4
Dallas, Texas                            1           2,744,000            1

Total Industrial                        51         230,890,000           55

Suburban Office
Northern California                      4          17,394,000            4
Southern California                      3          25,028,000            6
Salt Lake City                           1           6,093,000            1
Greater Kansas City Area                 1           6,361,000            2
Greater Seattle Area                     2          44,871,000           11
Reno, Nevada                             1          12,387,000            3
Austin, Texas                            1           9,750,000            2
Arizona                                  6          31,382,000            7
Denver, Colorado                         1          15,060,000            4

Total Suburban Office                   20         168,326,000           40

Industrial Properties
   Under Development
Northern California                      2          10,484,000            2
Arizona                                  1           4,407,000            1
Greater Kansas City Area                 1           3,267,000            1

Total Industrial Properties
   Under Development                     4          18,158,000            4

Land Held for Development
Northern California                      2           1,752,000            *
Southern California                      2             981,000            *
Arizona                                  2           1,334,000            *
Denver, Colorado                         1           1,645,000            *

Total Land held for Development          7           5,712,000            1

Total                                   82         423,086,000          100




* Less than 1%.

Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the Property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 1997.

               Percentage Occupied/Number of Tenants Occupying 10% or more
                                    1993      1994      1995      1996      1997
Property                           %    #    %   #     %   #     %   #     %   #     Principal Business at December 31, 1997

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa
  Diablo Ind. Park, Concord        100% 1    100% 1    100% 1    100% 1    100% 1    Production and assembly of robotic parts
                                                                                     and machines.
Building #8 at Contra Costa
  Diablo Ind. Park, Concord        100% 1    100% 1    100% 1    100% 1    100% 1    Warehouse and storage of medical supplies.
Building #18 at
  Mason Ind. Park, Concord         100% 2     90% 2     83% 2     83% 2    100% 2    Warehouse of scaffolding materials and
                                                                                     construction supplies.

115 Mason Circle, Concord             N/A       N/A       N/A    100% 5    100% 5    Mechanical systems insulation and acoustical
                                                                                     contractor, pipeline servicing co.,
                                                                                     wholesale distributor of computer peripherals
                                                                                     and software, distributor of fluid celing
                                                                                     products, manufacturer and welder of pipes.

Auburn Court, Fremont                 N/A       N/A    100% 4    100% 4    100% 4    Manufacturing of computer equipment,
                                                                                     assembly of cable items, lab engineering, and
                                                                                     marketing design.
47650 Westinghouse Drive,
   Fremont                            N/A       N/A    100% 1    100% 1    100% 1    Electronic personal computer board
                                                                                     assembly.

47600 Westinghouse Drive,
   Fremont                            N/A       N/A       N/A    100% 1    100% 1    Research and development assembly and
                                                                                     testing related to the semi-conductor/
                                                                                     electronics industry.

47633 Westinghouse Drive,
   Fremont                            N/A       N/A       N/A    100% 1    100% 1    Design and manufacture chemical vapor
                                                                                     equipment for semi-conductors.

6500 Kaiser Drive, Fremont            N/A       N/A       N/A       N/A    100% 1    Office, research and development,
                                                                                     manufacturing of computers.

Bedford Fremont Business Center,
  Fremont                             N/A       N/A       N/A       N/A    100% 1    Administration and testing of samples for
                                                                                     kidney dialysis facilities.

Spinnaker Court, Fremont              N/A       N/A       N/A       N/A    100% 2    Warehouse and assembly of computer
                                                                                     products and general industrial, warehouse
                                                                                     research and development.

Fourier Avenue, Fremont               N/A       N/A       N/A    100% 1    100% 1    Manufacturer of testers and equipment for
                                                                                     semi-conductors.

Milpitas Town Center, Milpitas        N/A    100% 4    100% 4    100% 4    100% 4    Manufacturing of blood glucose meters,
                                                                                     assembly and repair of accelerator systems,
                                                                                     light manufacturing of OEM's and assembly
                                                                                     and manufacturing of vacuum components.

598 Gibraltar Drive, Milpitas         N/A       N/A       N/A    100% 1    100% 1    Manufacturing of personal computers.

Doherty Avenue, Modesto               N/A       N/A       N/A    100% 1    100% 1    Storing canned goods.

860-870 Napa Valley Corporate
   Way, Napa                          N/A       N/A       N/A     96% 3     86% 3    Winery, engineering company and software
                                                                                     developer.

The Mondavi Building, Napa            N/A       N/A       N/A       N/A    100% 1    Wine storage and administration.

350 East Plumeria Drive,
   San Jose                           N/A       N/A    100% 1    100% 1    100% 1    Developer of data transmission
                                                                                     technology.

Lundy Avenue, San Jose                N/A       N/A       N/A    100% 2    100% 2    Distributor of electronic components,
                                                                                     manufacturer and distributor of high
                                                                                     quality personal computers.

INDUSTRIAL PROPERTIES (continued)

O'Toole Business Center, San Jose     N/A       N/A       N/A     94% 0     90% 0    N/A

301 East Grand, South
    San Francisco                     N/A       N/A     71% 2    100% 3    100% 3    Freight forwarding, furniture wholesale,
                                                                                     and distributor of MRI Equipment.

342 Allerton, South
    San Francisco                     N/A       N/A    100% 4    100% 4    100% 4    Freight forwarding.


400 Grandview, South
    San Francisco                     N/A       N/A    100% 5    100% 5    100% 4    Radiology research and developer, freight
                                                                                     forwarding, manufacturing and distribution
                                                                                     of point-of-sale marketing products.

410 Allerton, South
    San Francisco                     N/A       N/A    100% 1    100% 1    100% 1    Candy manufacturer and distributor.

417 Eccles, South
    San Francisco                     N/A       N/A    100% 2    100% 2     53% 1    Storage/distribution of food products.

2277 Pine View Way, Petaluma          N/A       N/A       N/A       N/A    100% 1    Manufacturer and distributor of plastic and
                                                                                     glass eyeglass lenses for world-wide
                                                                                     distribution.

Monterey Commerce Center 2,
   Monterey                           N/A       N/A       N/A       N/A    100% 1    Language interpretation - over seas
                                                                                     calls.

Monterey Commerce Center 3,
   Monterey                           N/A       N/A       N/A       N/A    100% 3    Sales.

INDUSTRIAL PROPERTIES (continued)
Southern California
Dupont Industrial Center,
    Ontario                           N/A     91% 1    100% 1     59% 0    100% 1    Distribution of swimming pool supplies.

3002 Dow Business Center,             N/A       N/A     83% 0     99% 0    100% 0    N/A
    Tustin

Carroll Tech I, San Diego             N/A       N/A       N/A    100% 1    100% 1    Bio-technology company.  Vacated 12/31/97.

Carroll Tech II, San Diego            N/A       N/A       N/A    100% 1    100% 1    Bio-technology company.

Signal Systems Building,
    San Diego                         N/A       N/A       N/A    100% 1    100% 1    Developer and manufacturer of avionic
                                                                                     diagnostic equipment.
                                                                                     Filed Chapter 11.

Vista 1, Vista                        N/A       N/A       N/A    100% 1    100% 1    Manufacturer of heat sensitive film
                                                                                     paper.  Vacated 12/31/97.  Company
                                                                                     liquidated under statute per the general
                                                                                     assignment for the benefit of creditors.

Vista 2, Vista                        N/A       N/A       N/A    100% 1    100% 1    Manufacturer of graphite golf club shaft.

2230 Oak Ridge Way                    N/A       N/A       N/A       N/A    100% 1    Manufacturer of equipment for circuit
                                                                                     board assembly.

Denver, Colorado
Bryant Street Annex, Denver           N/A       N/A    100% 2    100% 2    100% 2    Office supplies distributor and automotive
                                                                                     paint distributor.

Bryant Street Quad, Denver            N/A       N/A     97% 3    100% 3    100% 3    Health care provider, photo processing lab,
                                                                                     and radiator coating plant/distributor.

INDUSTRIAL PROPERTIES (continued)
Arizona
Westech Business Center, Phoenix      N/A       N/A       N/A     93% 0     96% 0    N/A

2601 W. Broadway, Tempe               N/A       N/A       N/A       N/A    100% 1    Wireless phone service provider.

Phoenix Airport Center #3,
    Phoenix                           N/A       N/A       N/A       N/A    100% 1    Cosmetic manufacturing and distribution.

Butterfield Business Center,
    Tucson                            N/A       N/A       N/A       N/A    100% 3    Sears call center, polish/wax research
                                                                                     and development.

Greater Portland Area, Oregon
Twin Oaks Technology Center,
    Beaverton                         N/A       N/A     81% 2     91% 3     96% 2    Software developer and telecommunications.

Twin Oaks Business Park,
    Beaverton                         N/A       N/A     94% 3     80% 4     81% 4    Electronic engineering, electronic
                                                                                     equipment assembly, computer equipment
                                                                                     distributor and postal service.
Kansas City, Kansas
Ninety-Ninth Street #1, Lenexa        N/A       N/A    100% 2    100% 2    100% 2    Tool distribution and surgical instrument
                                                                                     manufacturing.

Ninety-Ninth Street #2, Lenexa        N/A       N/A    100% 1    100% 1    100% 1    Drug testing clinic.

Ninety-Ninth Street #3, Lenexa     100% 2    100% 2    100% 2     89% 2    100% 2    Warehouse for computer cables/wiring and
                                                                                     storage of corporate records/supplies.

Lackman Business Center,
    Lenexa                            N/A       N/A     98% 2     91% 2    100% 2    Data document services and environmental
                                                                                     testing and survey.

85th Street, Lenexa                   N/A       N/A       N/A       N/A    100% 1    Manufacturing of plastic containers.

INDUSTRIAL PROPERTIES (continued)
Kansas City, Kansas (continued)
Panorama Business Center,
    Kansas City                       N/A       N/A       N/A    100% 2    100% 2    Graphics and refrigeration companies.

Dallas, Texas
Ferrell                               N/A       N/A       N/A       N/A    100% 5    Glass manufacturing (sub-tenant is
                                                                                     telecommunications), medical products
                                                                                     distribution, hardware distribution, and
                                                                                     direct sales of nutritional products.

SUBURBAN OFFICE PROPERTIES
Northern California

Village Green, Lafayette              N/A     82% 3    100% 2    100% 1     99% 1    Software developer.

100 View Street, Mountain View        N/A       N/A       N/A    100% 4    100% 3    Architectural servicing (two tenants),
                                                                                     designing and marketing of integrated
                                                                                     circuits for semi-conductors, research and
                                                                                     development of governmental devices.

Monterey Commerce Center 1
   Monterey                           N/A       N/A       N/A       N/A     87% 4    Financial services, software development,
                                                                                     telecommunications sales, electronic
                                                                                     equipment sales.

Canyon Park, San Ramon                N/A       N/A       N/A       N/A    100% 2    Medical administrative offices and
                                                                                     geotechnical lab; soils testing, engineering
                                                                                     services.

Southern California
Laguna Hills Square, Laguna           N/A       N/A       N/A     86% 2     96% 4    Medical facility and securities brokerage firm.

Carroll Tech III, San Diego           N/A       N/A       N/A       N/A    100% 1    Biomedical firm.

Scripps Wateridge, San Diego          N/A       N/A       N/A       N/A    100% 2    Wireless communications.

Denver, Colorado
Oracle Building                       N/A       N/A       N/A       N/A    100% 2    Software company.

Salt Lake City
Woodlands Tower II,
   Salt Lake City                   96% 2     98% 2     95% 2    100% 2    100% 2    Insurance services and health care
                                                                                     staffing.

Greater Kansas City Area
6600 College Blvd., Overland Park     N/A       N/A    100% 1     98% 1    100% 1    Telecommunication.

Greater Seattle Area
Kenyon Center, Bellevue               N/A       N/A       N/A    100% 1    100% 1    Manufacturer of aircraft.

Orillia Office Park, Renton           N/A       N/A       N/A       N/A    100% 1    Manufacturer of aircraft.

Reno
U. S. Bank Centre, Reno               N/A       N/A       N/A       N/A     94% 1    Insurance services.

Austin
9737 Great Hills Trail, Austin        N/A       N/A       N/A       N/A    100% 1    Home mortgage business.

Arizona
Executive Center at Southbank,
    Phoenix                           N/A       N/A       N/A       N/A     98% 3    Appliance sales, travel agency, and
                                                                                     customer credit call center.

Troika Building, Tucson               N/A       N/A       N/A       N/A    100% 1    Architectural Services

Phoenix Airport Center #1,
    Phoenix                           N/A       N/A       N/A       N/A    100% 5    Electronics, customer service, and sales
                                                                                     office.

Phoenix Airport Center #2,
    Phoenix                           N/A       N/A       N/A       N/A    100% 1    Electronics and customer service.

Phoenix Airport Center #4,
    Phoenix                           N/A       N/A       N/A       N/A    100% 1    Package delivery/service call center.

Phoenix Airport Center #5, Parking,
    Phoenix                           N/A       N/A       N/A       N/A       N/A

Lease Expirations - Real Estate Portfolio

The following table presents lease expirations for each of the ten
years beginning January 1, 1998.  The table presents:   (i) the number
of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the annualized base rent (the "Annualized Base Rent") represented by such expiring leases and (iv) the percentage of total Annualized Base Rent for expiring leases.





                    Number of                                       Percentage
                      Leases       Rentable       Annualized      of Annualized
   Year             Expiring     Square Feet       Base Rent         Base Rent

   1998                118          905,135        7,146,108           14.5%
   1999                 86          664,328        5,819,472           11.8%
   2000                102          839,316        8,766,924           17.8%
   2001                 51          953,514        8,022,576           16.3%
   2002                 53          507,664        5,138,448           10.4%
   2003                  8          235,997        3,325,836            6.8%
   2004                  5          585,359        5,267,640           10.7%
   2005                  3          127,203        1,400,148            2.9%
   2006                  4          413,327        1,862,940            3.8%
   2007 and thereafter   5          478,168        2,447,544            5.0%

   Total               435        5,710,011       49,197,636          100.0%

Principal Provisions of Leases

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area ("GLA") of each of the Company's Properties and the realty tax rate for each Property for 1997.

                                     Annual    # of Tenants                Square Feet Contract Rent
                                     Realty     with 10% or    Project       of Each      ($/Sq/Yr)      Lease     Renewal
Property                           Taxes/Rate   More of GLA   Square Feet     Tenant   At End of Year  Expiration  Options

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa           $14,829        1           21,840       21,840        $6.84       Aug. 98      None
    Diablo Ind. Park, Concord       $1.03/100

Building #8 at Contra Costa           $24,023        1           31,800       31,800        $6.00       Dec. 00      2-5 yr.
    Diablo Ind. Park, Concord       $1.03/100

Building #18 at Mason                 $18,944        2           28,836        7,225        $6.75       Oct. 98      None
     Industrial Park, Concord       $1.03/100                                  4,825        $7.70       Mar. 98      None

115 Mason Circle, Concord             $18,293        5           35,000        5,833        $5.16       Jan. 00      None
                                    $1.03/100                                  5,832        $6.18       Dec. 98      1-3 yr.
                                                                               8,154        $6.96       Aug. 02      None
                                                                               7,296        $6.24       Nov. 98      1-3 yr.
                                                                               7,885        $6.24       Apr. 99      None

Auburn Court, Fremont                 $49,487        4           68,030       15,755       $10.20       Apr. 99      1-5 yr.
                                    $1.07/100                                 16,095        $6.00       Sep. 98      1-5 yr.
                                                                              12,060        $9.00       Apr. 98      None
                                                                              12,060        $7.20       Jul. 00      None

47650 Westinghouse Drive,             $15,308        1           24,030       24,030        $9.00       Sep. 04      1-3 yr.
     Fremont                        $1.07/100

47600 Westinghouse Drive,             $17,132        1           24,030       24,030       $10.20       Oct. 03      1-3 yr.
     Fremont                        $1.07/100

47633 Westinghouse Drive,             $52,810        1           50,088       50,088       $11.60       Oct. 03      1-3 yr.
     Fremont                        $1.07/100

6500 Kaiser Drive, Fremont           $134,912        1           78,611       78,611        $9.00       Sep. 04      2-5 yr.
                                    $1.07/100

Bedford Fremont Business Center,
    Fremont                          $132,082        1          146,509       27,750       $11.65       Jul. 98      1-3 yr.
                                    $1.07/100

Spinnaker Court, Fremont              $73,380        2           98,500       69,230        $8.10       Feb. 98      None
                                    $1.07/100                                 29,270        $7.78       Mar. 00      None

Fourier Avenue, Fremont              $105,583        1          104,400      104,400        $8.99       Apr. 04      None
                                    $1.07/100

Milpitas Town Center,                 $65,950        4          102,620       23,924        $9.63       Sep. 99      1-2 yr.
    Milpitas                        $1.07/100                                 24,426       $11.04       Apr. 02      1-2 yr.
                                                                              30,840        $7.68       Jul. 03      1-5 yr.
                                                                              23,430        $7.52       Jan. 00      1-5 yr.

598 Gibraltar Drive,                  $58,448        1           45,090       45,090        $9.48       Apr. 01      1-5 yr.
    Milpitas                        $1.07/100

Doherty Avenue, Modesto               $56,189        1          251,308      251,308        $1.88       Dec. 06      None
                                    $1.10/100

860-870 Napa Valley Corporate         $82,094        3           67,775       13,111        $9.61       Dec. 00      1-5 yr.
    Way, Napa                       $1.03/100                                  7,558        $9.89       Sep. 01      None
                                                                               8,474        $9.60       Dec. 99      None

The Mondavi Building, Napa           $124,256        1          120,157      120,157        $4.92       Sep. 12      1-5 yr.
                                    $1.03/100

350 East Plumeria Drive,             $134,490        1          142,700      142,700        $8.40       Dec. 01      1-3 yr.
    San Jose                        $1.08/100

Lundy Avenue, San Jose                $60,310        3           60,428       11,086        $7.14       Jul. 98      None
                                    $1.10/100                                 32,877        $7.80       Apr. 99      1-5 yr.
                                                                              16,465        $5.64       Apr. 99      1-3 yr.

O'Toole Business Center,             $111,276        0          122,320          N/A          N/A           N/A      N/A
    San Jose                        $1.10/100

301 East Grand,                       $32,333        3           57,846       26,240        $6.24       Jun. 98      None
    South San Francisco             $1.03/100                                 14,400        $5.46       Oct. 99      None
                                                                              17,206        $4.68       Aug. 98      None

342 Allerton,                         $51,485        4           69,312       19,751        $6.96       Mar. 00      None
    South San Francisco             $1.03/100                                  9,720        $8.40       Mar. 02      None
                                                                              30,953        $7.28       Feb. 99      None
                                                                               8,888        $9.00       Aug. 02      None

400 Grandview,                        $75,734        4          107,004       21,841        $7.20       Dec. 98      None
    South San Francisco             $1.03/100                                 43,642        $7.41       Jul. 02      1-5 yr.
                                                                              18,789        $6.45       May 99       1-5 yr.
                                                                              18,864        $6.00       Jan. 03      None

410 Allerton,                         $25,858        1           46,050       46,050        $5.16       Apr. 01      None
    South San Francisco             $1.03/100

417 Eccles,                           $12,532        1           24,624       12,960        $6.36       Dec. 97      1-5 yr.
    South San Francisco             $1.03/100

2277 Pine View Way,                   $24,607        1          120,480      120,480        $6.91       Mar. 07      2-5 yr.
    Petaluma                        $1.08/100

Monterey Commerce                     $22,627        1           28,020       28,020       $14.16       Dec. 00      None
    Center 2, Monterey              $1.00/100

Monterey Commerce                     $22,347        3           24,240        3,817       $13.08       Jul. 01      None
    Center 3, Monterey              $1.00/100                                  3,050       $12.96       Nov. 00      None
                                                                              17,373       $15.36       Oct. 00      None

Southern California
Dupont Industrial Center,            $205,346        1          451,192      183,244        $2.88       Jan. 07      2-5 yr.
    Ontario                         $1.01/100

3002 Dow Business Center,            $195,932        0          192,125          N/A          N/A           N/A      N/A
    Tustin                          $1.02/100

Carroll Tech I,                       $21,207        1           21,936       21,936       $11.93       Dec. 97      None
    San Diego                       $1.12/100

Carroll Tech II,                      $34,605        1           37,586       37,586       $11.52       Dec. 98      1-3 yr.
    San Diego                       $1.12/100

Signal Systems Building,              $96,473        1          109,780      109,780        $8.11       Aug. 06      2-5 yr.
    San Diego                       $1.02/100

Vista 1, Vista                        $33,289        1           42,508       42,508        $0.00       Chapter 11, 12/31/97
                                    $1.04/100

Vista 2, Vista                        $36,584        1           47,550       47,550        $6.61       Sep. 01      1-5 yr.
                                    $1.04/100

Denver, Colorado
Bryant Street Annex, Denver           $27,293        2           55,000       42,148        $4.25       Nov. 00      1-3 yr.
                                    $7.54/100                                 12,852        $3.55       Mar. 00      None

Bryant Street Quad, Denver            $77,203        3          155,536       17,440        $4.25       Apr. 02      None
                                    $7.54/100                                 20,726        $3.30       Feb. 01      1-5 yr.
                                                                              16,055        $3.60       Feb. 99      1-3 yr.

Arizona
Westech Business Center, Phoenix      $78,241        0          143,940          N/A          N/A           N/A      N/A
                                   $12.69/100

2601 W. Broadway, Tempe               $49,095        1           44,244       44,244        $7.14       Jan. 07      None
                                   $12.27/100

Phoenix Airport Center #3,            $42,460        1           55,122       55,122        $6.36       Jul. 01      None
    Phoenix                        $12.69/100

Butterfield Business Center,          $73,510        3           95,746       50,000        $7.92       Aug. 99      None
    Tucson                         $15.95/100                                 14,982        $2.60       Aug. 99      None
                                                                              22,002        $8.37       Jun. 01      None

Greater Portland Area
Twin Oaks Technology Center,          $54,684        2           95,173       11,460        $5.20       Nov. 98      None
    Beaverton                       $1.41/100                                 14,690        $7.56       Aug. 98      None

Twin Oaks Business Park,              $39,439        4           66,339        7,633        $9.60       Nov. 02      None
    Beaverton                       $1.41/100                                  6,702        $9.00       Feb. 00      None
                                                                              14,522       $10.67       Jul. 99      1-3 yr.
                                                                              11,686        $7.48       May 99       1-2 yr.

Greater Kansas City Area
Ninety-Ninth Street #1,               $48,647        2           35,516       19,019        $8.09       Sep. 00      1-3 yr.
    Lenexa                          $1.13/100                                 13,305        $7.25       Oct. 02      None

Ninety-Ninth Street #2,               $26,397        1           12,974       12,974        $8.62       Oct. 99      None
    Lenexa                          $1.13/100

Ninety Ninth Street #3,               $61,354        2           50,000       13,000        $7.10       Dec. 03      1 yr.
    Lenexa                          $1.13/100                                 31,250        $5.38       May 98       1-5 yr.

Lackman Business Center,              $61,235        3           45,956        5,510       $10.45       Jan. 98      None
    Lenexa                          $1.13/100                                  5,132        $9.68       May 98       None
                                                                               5,320        $7.95       Jun. 99      None

85th Street, Lenexa                   $81,453        1          171,642      171,642        $3.11       Nov. 01      1-5 yr.
                                    $1.13/100

Panorama Business Center,            $111,362        2          103,457       12,491        $5.95       Sep. 01      1-5 yr.
    Kansas City                     $9.23/100                                 12,951        $5.15       Feb. 01      None

Dallas, Texas
Ferrell                               $37,349        5           68,580       11,430        $4.50       Jan. 00      None
                                    $4.76/100                                 11,430        $4.50       Feb. 99      None
                                                                              11,430        $4.20       Feb. 00      None
                                                                              11,430        $4.50       Jul. 01      1 yr.
                                                                              11,430        $4.50       Apr. 99      1-3 yr.

SUBURBAN OFFICE PROPERTIES
Northern California
Village Green, Lafayette              $25,176        4           16,895        2,119       $21.66       Aug. 99      None
                                    $1.14/100                                  3,675       $26.84       Mar. 05      None
                                                                               1,798       $22.05       Mar. 05      None
                                                                               2,516       $22.03       Mar. 05      None

100 View Street,                      $56,297        3           42,141        5,490       $20.28       Jul. 01      1-5 yr.
    Mountain View                   $1.06/100                                 12,112       $18.60       Mar. 99      1-3 yr.
                                                                               9,875       $22.20       Oct. 00      None

Monterey Commerce Center 1,           $57,957        4           50,031        5,809       $20.04       Aug. 99      None
    Monterey                        $1.00/100                                  7,000       $18.96       Mar. 03      None
                                                                              16,088       $20.92       Jul. 98      None
                                                                               5,046       $19.62       Mar. 98      None

Canyon Park,                          $67,261        2           57,667       43,415       $16.48       Feb. 00      None
    San Ramon                       $1.08/100                                  7,736       $18.60       Jan. 98      None

Southern California
Laguna Hills Square, Laguna           $67,008        4           51,734        8,474       $33.60       Jun. 02      1-5 yr.
 $1.05/100                                                                     7,368       $25.24       Apr. 00      1-3 yr.
                                                                               6,391       $24.24       Sep. 00      1-5 yr.
                                                                               9,229       $17.64       Jun. 02      2-3 yr.

Carroll Tech III, San Diego           $22,829        1           29,307       29,307        $8.52       Dec. 98      1-5 yr.
                                    $1.12/100

Scripps Wateridge, San Diego         $175,873        2          123,853       49,295        $9.62       Jul. 06      1-5 yr.
                                    $1.12/100                                 74,558       $12.60       Aug. 05      2-3 yr.

Denver
Oracle Building,                     $250,217        2           90,712       10,043       $18.00       Aug. 11      1-4 yr.
    Denver                         $12.76/100                                 74,265       $24.00       Sep. 03      1-2 yr.

Salt Lake City
Woodlands Tower II,                  $119,869        2          114,352       42,590       $15.74       Feb. 02      1-5 yr.
    Salt Lake City                  $1.27/100                                 22,599       $15.00       Jan. 01      None

Greater Kansas City Area
6600 College Blvd.,                  $167,955        1           79,316       62,441       $11.80       Dec. 99      None
    Overland Park                  $11.95/100

Greater Seattle Area
Kenyon Center, Bellevue              $171,902        1           94,840       94,840       $11.61       Feb. 00      1-5 yr.
                                    $1.16/100

Orillia Office Park, Renton          $262,365        2          334,255      274,405        $9.35       Feb. 04      None
                                    $1.32/100                                 59,850        $9.35       Feb. 04      None

Reno
U.S. Bank Centre, Reno               $109,333        1          104,324       35,361       $17.40       Apr. 00      2-5 yr.
                                    $3.35/100

Austin
9737 Great Hills Trail, Austin       $168,973        1           82,680       82,680       $18.00       Dec. 01      1-5 yr.
                                    $2.48/100

Arizona
Executive Center at Southbank,       $151,381        4          140,157       38,106        $9.18       Apr. 02      1-5 yr.
    Phoenix                        $16.50/100                                 17,910        $7.96       Sep. 03      2-5 yr.
                                                                              30,518       $10.00       Jun. 01      2-5 yr.
                                                                              21,626       $10.00       Jul. 02      2-5 yr.

Troika Building, Tucson              $109,698        1           52,000       52,000        $9.00       Oct. 01     None
                                   $16.94/100

Phoenix Airport Center #1,            $31,022        5           32,460       11,990       $10.95       Aug. 00     None
    Phoenix                        $12.69/100                                  4,527       $15.00       Mar. 01     None
                                                                               4,449       $17.55       Dec. 02     None
                                                                               4,041       $16.39       Jul. 01     None
                                                                               4,502       $12.00       M-T-M       None

Phoenix Airport Center #2,            $48,035        1           35,768       35,768        $7.20       Aug. 01     None
    Phoenix                        $12.69/100

Phoenix Airport Center #4,            $25,100        1           30,504       30,504        $7.20       Jun. 00     None
    Phoenix                        $12.69/100

Phoenix Airport Center #5,            $17,358        N/A            N/A          N/A          N/A           N/A     N/A
    Parking, Phoenix               $12.69/100




Average Effective Rent

The following table sets forth for each of the Properties the average rent at the end of each year for the last five years.

                  Net Effective Rent                        Net Effective Rent
                           ($/Sq/Yr)                                 ($/Sq/Yr)
Properties            At End of Year      Properties            At End of Year


INDUSTRIAL PROPERTIES:
Northern California
Building #3 at Contra Costa Diablo        47650 Westinghouse Drive
       1993                    $8.35             1993                      N/A
       1994                    $8.35             1994                      N/A
       1995                    $4.95             1995                    $5.52
       1996                    $6.64             1996                    $5.52
       1997                    $6.84             1997                    $9.00

Building #8 at Contra Costa Diablo        47600 Westinghouse Drive
       1993                    $7.43             1993                      N/A
       1994                    $7.81             1994                      N/A
       1995                    $6.00             1995                      N/A
       1996                    $6.00             1996                    $5.94
       1997                    $6.00             1997                   $10.20

Building #18 at Mason Industrial Park     47633 Westinghouse Drive
       1993                    $7.03             1993                      N/A
       1994                    $6.95             1994                      N/A
       1995                    $6.63             1995                      N/A
       1996                    $6.78             1996                   $11.37
       1997                    $6.88             1997                   $11.60

115 Mason Circle                          6500 Kaiser Drive
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                      N/A
       1996                    $6.05             1996                      N/A
       1997                    $6.22             1997                    $9.00

Auburn Court                              Bedford Fremont Business Center
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                    $6.54             1995                      N/A
       1996                    $6.78             1996                      N/A
       1997                    $7.80             1997                   $11.93

                  Net Effective Rent                        Net Effective Rent
                           ($/Sq/Yr)                                 ($/Sq/Yr)
Properties            At End of Year      Properties            At End of Year


INDUSTRIAL PROPERTIES(continued):

Spinnaker Court                           The Mondavi Building
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                      N/A
       1996                      N/A             1996                      N/A
       1997                    $8.01             1997                    $4.92

Fourier Avenue                            350 East Plumeria Drive
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                    $7.80
       1996                    $8.99             1996                    $7.80
       1997                    $8.99             1997                    $8.40

Milpitas Town Center                      Lundy Avenue
       1993                      N/A             1993                      N/A
       1994                    $7.11             1994                      N/A
       1995                    $7.35             1995                      N/A
       1996                    $8.03             1996                    $7.09
       1997                    $8.90             1997                    $7.09

598 Gibraltar Drive                       O'Toole Business Center
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                      N/A
       1996                    $9.48             1996                    $8.75
       1997                    $9.48             1997                   $10.31

Doherty Avenue                            301 East Grand
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                    $5.92
       1996                    $1.87             1996                    $5.57
       1997                    $1.88             1997                    $5.58

860-870 Napa Valley Corporate             342 Allerton
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                    $6.88
       1996                    $9.44             1996                    $7.18
       1997                    $8.86             1997                    $7.57

                  Net Effective Rent                        Net Effective Rent
                           ($/Sq/Yr)                                 ($/Sq/Yr)
Properties            At End of Year      Properties            At End of Year


INDUSTRIAL PROPERTIES(continued):

400 Grandview                             410 Allerton
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                    $7.49             1995                    $5.16
       1996                    $7.53             1996                    $5.16
       1997                    $7.03             1997                    $5.16

417 Eccles                                2277 Pine View Way
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                    $5.71             1995                    $5.16
       1996                    $6.01             1996                    $5.16
       1997                    $6.36             1997                    $5.16

Monterey Commerce Center 2                Monterey Commerce Center 3
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                      N/A
       1996                      N/A             1996                      N/A
       1997                   $14.16             1997                   $14.70

Southern California

Dupont Industrial Center                  Carroll Tech II
       1993                      N/A             1993                      N/A
       1994                    $3.07             1994                      N/A
       1995                    $3.17             1995                      N/A
       1996                    $3.53             1996                      N/A
       1997                    $3.40             1997                   $11.52

3002 Dow Business Center                  Signal Systems Building
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                    $8.88             1995                      N/A
       1996                    $8.55             1996                    $7.80
       1997                    $8.32             1997                    $8.11

Carroll Tech I                            Vista 1
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                      N/A
       1996                   $10.35             1996                    $5.16
       1997                   $11.93             1997                    $0.00**

**Bankruptcy

                  Net Effective Rent                        Net Effective Rent
                           ($/Sq/Yr)                                 ($/Sq/Yr)
Properties            At End of Year      Properties            At End of Year

INDUSTRIAL PROPERTIES (continued):

Vista 2
       1993                      N/A
       1994                      N/A
       1995                      N/A
       1996                    $6.36
       1997                    $6.61

Denver

Bryant Street Annex                       Bryant Street Quad
       1993                      N/A             1993                     N/A
       1994                      N/A             1994                     N/A
       1995                    $4.02             1995                   $3.09
       1996                    $3.93             1996                   $3.39
       1997                    $4.09             1997                   $3.82

Arizona

Westech Business Center                   Phoenix Airport Center #3
       1993                      N/A             1993                     N/A
       1994                      N/A             1994                     N/A
       1995                      N/A             1995                     N/A
       1996                    $8.85             1996                     N/A
       1997                    $9.44             1997                   $6.36

2601 W. Broadway                          Butterfield Business Center
       1993                      N/A             1993                     N/A
       1994                      N/A             1994                     N/A
       1995                      N/A             1995                     N/A
       1996                      N/A             1996                     N/A
       1997                    $7.14             1997                   $7.08

                  Net Effective Rent                       Net Effective Rent
                           ($/Sq/Yr)                                ($/Sq/Yr)
Properties            At End of Year      Properties           At End of Year

INDUSTRIAL PROPERTIES (continued):
Greater Portland Area, Oregon

Twin Oaks Technology Center               Twin Oaks Business Park
       1993                      N/A             1993                     N/A
       1994                      N/A             1994                     N/A
       1995                    $7.27             1995                   $7.75
       1996                    $7.32             1996                   $8.35
       1997                    $7.67             1997                   $8.86

Greater Kansas City Area

Ninety-Ninth Street #1                    Ninety-Ninth Street #2
       1993                      N/A             1993                     N/A
       1994                      N/A             1994                     N/A
       1995                    $7.96             1995                   $7.56
       1996                    $8.32             1996                   $8.62
       1997                    $7.72             1997                   $8.62

Lackman Business Center                   Ninety-Ninth Street #3
       1993                      N/A             1993                   $5.86
       1994                      N/A             1994                   $5.86
       1995                    $8.36             1995                   $5.86
       1996                    $8.59             1996                   $5.30
       1997                    $8.77             1997                   $6.08

85th Street, Lenexa                       Panorama Business Center
       1993                      N/A             1993                     N/A
       1994                      N/A             1994                     N/A
       1995                      N/A             1995                     N/A
       1996                      N/A             1996                   $6.54
       1997                    $3.11             1997                   $6.70

Dallas, Texas

Ferrell
       1993                      N/A
       1994                      N/A
       1995                      N/A
       1996                      N/A
       1997                    $4.55

                  Net Effective Rent                        Net Effective Rent
                           ($/Sq/Yr)                                 ($/Sq/Yr)
Properties            At End of Year      Properties            At End of Year


SUBURBAN OFFICE PROPERTIES:
Northern California

Village Green                             100 View Street
       1993                      N/A             1993                      N/A
       1994                   $20.85             1994                      N/A
       1995                   $18.23             1995                      N/A
       1996                   $19.99             1996                   $18.82
       1997                   $23.24             1997                   $20.10

Monterey Commerce Center 1                Canyon Park
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                      N/A
       1996                      N/A             1996                      N/A
       1997                   $20.12             1997                   $15.92

Southern California

Laguna Hills Square                       Scripps Wateridge
       1993                      N/A             1993                      N/A
       1994                      N/A             1994                      N/A
       1995                      N/A             1995                      N/A
       1996                   $25.38             1996                      N/A
       1997                   $23.90             1997                   $11.41

Carroll Tech III
       1993                      N/A
       1994                      N/A
       1995                      N/A
       1996                      N/A
       1997                    $8.52

                  Net Effective Rent                        Net Effective Rent
                           ($/Sq/Yr)                                 ($/Sq/Yr)
Properties            At End of Year      Properties            At End of Year


SUBURBAN OFFICE PROPERTIES(continued):
Denver, Colorado                          Reno

Oracle Building                           U.S. Bank Centre
       1993                      N/A             1993                     N/A
       1994                      N/A             1994                     N/A
       1995                      N/A             1995                     N/A
       1996                      N/A             1996                     N/A
       1997                   $23.37             1997                  $18.59

Salt Lake City                            Austin

Woodlands Tower II                        9737 Great Hills Trail
       1993                   $13.02             1993                     N/A
       1994                   $14.47             1994                     N/A
       1995                   $14.25             1995                     N/A
       1996                   $14.58             1996                     N/A
       1997                   $15.86             1997                  $18.00

Greater Kansas City Area

6600 College Boulevard
       1993                      N/A
       1994                      N/A
       1995                   $12.01
       1996                   $11.99
       1997                   $12.28

Greater Seattle Area

Kenyon Center
       1993                      N/A
       1994                      N/A
       1995                      N/A
       1996                   $11.61
       1997                   $11.61

Orillia Office Park
       1993                      N/A
       1994                      N/A
       1995                      N/A
       1996                      N/A
       1997                    $9.35

                  Net Effective Rent                        Net Effective Rent
                           ($/Sq/Yr)                                 ($/Sq/Yr)
Properties            At End of Year     Properties             At End of Year


SUBURBAN OFFICE PROPERTIES(continued):

Arizona

Executive Center at Southbank            Phoenix Airport Center #2
       1993                      N/A            1993                      N/A
       1994                      N/A            1994                      N/A
       1995                      N/A            1995                      N/A
       1996                      N/A            1996                      N/A
       1997                    $9.23            1997                    $7.20

Troika Building                          Phoenix Airport Center #4
       1993                      N/A            1993                      N/A
       1994                      N/A            1994                      N/A
       1995                      N/A            1995                      N/A
       1996                      N/A            1996                      N/A
       1997                    $9.00            1997                    $7.20

Phoenix Airport Center #1                Phoenix Airport Center #5
       1993                      N/A            1993                      N/A
       1994                      N/A            1994                      N/A
       1995                      N/A            1995                      N/A
       1996                      N/A            1996                      N/A
       1997                   $13.81            1997                    $7.21

Tax Information

The following table sets forth tax information of the Company's real estate investments at December 31, 1997, as follows: (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation (in thousands):

                                                         Federal       Annual Rate of      Depreciation       Life
Depreciable assets                                      Tax Basis       Depreciation           Method       In Years

INDUSTRIAL PROPERTIES

Northern California                                         3,789           3.18%          Straight Line      31.5
                                                           91,871           2.56%          Straight Line      39.0
                                                           95,660

Southern California                                        31,067           2.56%          Straight Line      39.0

Denver, Colorado                                            3,256           2.56%          Straight Line      39.0

Greater Phoenix Area, Arizona                              13,688           2.56%          Straight Line      39.0

Tucson, Arizona                                             4,231           2.56%          Straight Line      39.0

Greater Portland Area                                       8,404           2.56%          Straight Line      39.0

Greater Kansas City Area                                    2,132           3.18%          Straight Line      31.5
                                                           13,888           2.56%          Straight Line      39.0
                                                           16,020

Dallas, Texas                                               1,639           2.56%          Straight Line      39.0

Total depreciable assets for industrial properties        173,965

SUBURBAN OFFICE PROPERTIES

Northern California                                        13,138           2.56%          Straight Line      39.0

Southern California                                        18,075           2.56%          Straight Line      39.0

Salt Lake City                                              6,472           2.56%          Straight Line      39.0

Greater Kansas City Area                                    4,046           2.56%          Straight Line      39.0

Greater Seattle Area                                       30,225           2.56%          Straight Line      39.0

Reno, Nevada                                               10,438           2.56%          Straight Line      39.0

Austin, Texas                                               7,075           2.56%          Straight Line      39.0

Phoenix, Arizona                                           17,645           2.56%          Straight Line      39.0

Tucson, Arizona                                             2,666           2.56%          Straight Line      39.0

Denver, Colorado                                           13,248           2.56%          Straight Line      39.0

Total depreciable assets for suburban office properties   123,028

                                                          296,993

For additional information on the Company's real estate portfolio, see
Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company trades on the New York Exchange and the Pacific Exchange under the symbol "BED." As of December 31, 1997 the Company had 518 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share by the Company on the Common Stock for each quarterly period during 1996 and 1997. All of the following quotations have been adjusted to reflect the one-for-two reverse stock split of the Common Stock effected on March 29, 1996.

                                                                  Dividend
                                 High             Low            Per Share

1996
   First Quarter               $15 1/4          $14                $.24
   Second Quarter              $16              $12 3/8            $.24
   Third Quarter               $14 5/8          $12 3/4            $.26
   Fourth Quarter              $17 1/2          $14 1/8            $.26

1997
   First Quarter               $21 1/4          $16 5/8            $.26
   Second Quarter              $20 1/8          $17                $.27
   Third Quarter               $22              $19                $.30
   Fourth Quarter              $22 7/8          $19 3/16           $.30

Credit Facility

Effective January 13, 1997, the Company's existing credit facility (the "Credit Facility") was amended to lower the interest rate from LIBOR plus 2.00% to LIBOR plus 1.75%. On June 13, 1997, the Company further reduced this interest rate to LIBOR plus 1.50% and increased the size of the Credit Facility to $150 million. On September 24, 1997 the Company again increased the size of the Credit Facility from $150 million to $175 million. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations for the immediately preceding two fiscal quarters. The Company is currently under negotiations to restructure its Credit Facility as an unsecured line and to further lower the interest rate thereunder. No assurance can be given that the Credit Facility will be restructured or that the interest rate will be further reduced.

ITEM 6.  SELECTED FINANCIAL DATA

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

        (in thousands of dollars, except per share data)

                                             1997          1996        1995         1994           1993


Operating Data:
   Rental income                          $   46,377    $    27,541  $   11,695   $  9,154      $   7,207
   Net income                                 31,291         11,021       2,895      3,609          3,147
   Net income applicable
       to common stockholders                 27,791          6,516       1,607      3,609          3,147

   Net income
       per common share -
       assuming dilution                  $     1.94    $      1.14  $     0.52   $   1.17      $    1.04

Balance Sheet Data:
   Real estate investments                $  423,086    $   224,501  $  128,964   $ 55,053      $  35,962
   Bank loan payable                           8,216         46,097      43,250     22,400          3,621
   Mortgage loans payable                     60,323         51,850        -          -              -
   Redeemable preferred shares                  -            50,000      50,000       -              -
   Common and other
       stockholders' equity                  346,426         73,756      32,435     36,932         35,441

Other Data:
   Net cash provided by
       operating activities               $   25,041    $    14,378  $    4,898   $  2,716      $   1,220
   Net cash (used) provided
           by investing activities          (180,358)       (96,964)    (73,259)   (19,720)        10,085
   Net cash provided (used)
           by financing activities           155,350         82,887      64,655     16,807         (6,550)

   Funds From Operations (1)                  25,582         13,645       5,021      3,622          1,964
   Dividends declared per share           $     1.13    $      1.00  $     0.82   $   0.71      $    0.36


   (1) Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by NAREIT as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, Funds from Operations as disclosed by other Reit's may not be comparable to the Company's calculation of Funds from Operations.

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

Increases in revenues, expenses, net income and cash flows in the years compared below were due primarily to the acquisition, development and sale of operating property as follows:

                         1997                       1996                   1995

                 Number of     Square      Number of     Square     Number of     Square
                Properties      Feet      Properties      Feet     Properties      Feet
Acquisitions
   Industrial      13        1,091,000        13       1,251,000        18      1,384,000
   Office          13        1,199,000         3         189,000         1         79,000
   Retail           -             -            -            -            1         84,000

                   26        2,290,000        16       1,440,000        20      1,547,000
Development
   Industrial       4          365,000         1          45,000         -           -

Sales
   Industrial       -             -            2         186,000         1         38,000
   Office           2          213,000         -            -            1         88,000
   Retail           1           84,000         -            -            -           -

                    3          297,000         2         186,000         2        126,000

Comparison of 1997 to 1996

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $13,268,000 or 80% in 1997 compared with 1996. This is due to an increase in rental income of $18,836,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $5,568,000.

The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments during 1997 and 1996. This acquisition activity increased rental income and rental expenses by $21,545,000 and $7,055,000, respectively. This was partially offset by the sales of two office properties and one retail property in 1997 and two industrial properties in 1996, which generated a reduction in rental income and rental expenses of $3,256,000 and $1,779,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $3,571,000 or 82.1% in 1997 compared with 1996. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1997, and higher financing costs incurred in connection with its credit facility and mortgage loans. The amortization of loan fees was $816,000 and $650,000 for 1997 and 1996, respectively. General and administrative expenses increased $585,000 or 33.4% in 1997 compared with 1996, a result of managing a larger real estate portfolio.

Gain on Sale
In July 1997, the Company sold two of its Southern California office properties for a sale price of approximately $25,800,000, which resulted in a gain of $10,785,000. In October 1997, the Company sold Academy Place Shopping Center in Colorado Springs, Colorado for a sale price of approximately $7,500,000, which resulted in a gain of approximately $748,000. Net operating loss carryforward was utilized to offset substantially all of the 1997 taxable income remaining after the deduction of dividends paid in 1997. Retention and reinvestment of gains on property sales generated alternative minimum tax expense of approximately $250,000 which is included in 1997 general and administrative expense.

In April 1996, the Company sold 3.6 acres of land adjacent to its suburban office property in Utah for $1,000,000, receiving $950,000 in cash and a $50,000 note. The 10% interest bearing note was paid in April 1997. The sale resulted in a gain of $359,000. In December 1996, the Company sold two industrial properties in St. Paul, Minnesota for a cash price of $6,705,000. The sale resulted in a gain of $47,000.

Dividends
1997 quarterly dividend declared for each share of common stock was $0.26 for the first quarter, $0.27 for the second quarter, and $0.30 for the third and fourth quarters. Consistent with the Company's policy, dividends are paid in the quarter after declared. In addition, the Company declared a quarterly dividend of $1,125,000 in each of the first two quarters of 1997 and $1,250,000 for the third quarter of 1997 on the Series A Convertible Preferred Stock. The preferred shares were converted into 4,166,667 shares of common stock on October 15, 1997.

Comparison of 1996 to 1995

Income from Property Operations
Income from property operations increased $10,202,000 or 160% in 1996 compared with 1995. This is due to an increase in rental income of $15,846,000 offset by an increase in rental expenses of $5,644,000.

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

Financial Condition

Total assets of the Company at December 31, 1997 increased by $202,079,000 compared with December 31, 1996, primarily as a result of an increase in real estate investments (net of depreciation) of $198,585,000. Total liabilities at December 31, 1997 decreased by $20,379,000 compared with December 31, 1996, primarily as a result of the paydown of the Company's credit facility.

Liquidity and Capital Resources

During the year ended December 31, 1997, the Company's operating activities provided net cash flow of $25,041,000. Investing activities provided cash flow of $31,909,000 from the sale of properties and utilized $212,267,000 to acquire and improve real estate investments. Financing activities provided net cash flow of $155,350,000 consisting of the proceeds from bank borrowings of $167,559,000 and net proceeds from the sale of common stock of $210,953,000, offset by repayment of bank borrowings and mortgage loans of $207,245,000, payment of dividends of $15,660,000, and redemption of partnership units of $257,000.

The Company's mortgage loans, obtained in 1997 and 1996, totaled $60,323,000 at December 31, 1997. They are secured by 17 properties (which Properties collectively accounted for approximately 26% of the Company's Annualized Base Rent and 20% of the Company's total assets as of December 31, 1997). The loans bear interest at rates ranging from 7.02% to 8.9% per annum and have terms ranging from two to nine years. Interest is due and payable monthly. In February 1998, the Company secured a mortgage loan of $20,900,000 which bears interest at 6.9% and has an eight year term. The proceeds of the mortgage loans were used to pay down a portion of the outstanding borrowings under the credit facility.

The Company completed the sale of 3,350,000 shares of common stock at $13
per share in April 1996.  In February   1997, the Company completed the
sale of 4,600,000 shares of the common stock at $17 3/8 per share and in November 1997 sold an additional 7,245,000 shares of common stock at $19 5/8 per share. Net cash proceeds from each of these offerings was used to pay off the outstanding borrowings under the Company's credit
facility.   The facility was amended and expanded to $150 million in June
1997, and was further expanded to $175 million in September 1997. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a rate of LIBOR plus 1.50% and the unsecured loans bear interest at LIBOR plus 1.75%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations for the immediately preceding two fiscal quarters. At December 31, 1997 the Company was in compliance with the covenants and requirements of the credit facility.

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

The ability to obtain mortgage loans on income-producing properties is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. The ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at commercially reasonable rates.

Potential Factors Affecting Future Operating Results

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. Results from operations in 1998 may be negatively impacted if interest rates increase in the future.

While the Company has historically been successful in renewing and reletting space, the Company will be subject to the risk that certain leases expiring in 1998 may not be renewed or the terms of renewal may be less favorable than current lease terms. However, the Company expects to release the vacant spaces without any material adverse impact on 1998 operations. In addition, the Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.

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

Accounting Developments

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedule Covered by Reports of
Independent Public Accountants

Report of Independent Public Accountants                        48
Consolidated Balance Sheets as of December 31, 1997 and 1996 49 For the Years Ended December 31, 1997, 1996 and 1995:
- Consolidated Statements of Income                             50
- Consolidated Statements of Stockholders' Equity               51
- Consolidated Statements of Cash Flows                         52
Notes to Consolidated Financial Statements                      53
Financial Statement Schedule:
- Schedule III - Real Estate and Accumulated Depreciation       64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on May 13, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a)     1.   Financial Statements

        Report of independent public accountants.

        The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Consolidated Balance Sheets as of December 31, 1997 and 1996.

        Consolidated Statements of Income for the years ended
        December 31, 1997, 1996 and 1995.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995.

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

   10.14 Loan Agreement dated as of December 24, 1996 between Bedford Property Investors, Inc. as Borrower and Union Bank of California, N.A. as Lender is incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1996.

   10.15*    Loan Agreement dated as of January 30, 1998 between
             Bedford Property Investors, Inc. as Borrower and
             Prudential Insurance Company of America as Lender.

   10.16*    The Company's Amended and Restated Employee Stock Plan.

   10.17* Form of Employee Stock Plan Option Agreement between the Company and the Named Executive Officers under the Company's Amended and Restated Employee Stock Plan.

   10.18*    The Company's Amended and Restated 1992 Directors' Stock
             Option Plan.

   10.19*    Form of Retention Agreement.

   10.20* Employment Agreement made as of August 4, 1997, by and between Bedford Property Investors Incorporated and Scott
             R. Whitney.

   10.21* Employment Agreement made as of November 18, 1997, by and between Bedford Property Investors Incorporated and
             Dennis Klimmek.

   12*       Ratio of Earnings to Fixed Charges.

   21.1*     Subsidiaries of the Company.

   23.1*     Consent of KPMG Peat Marwick LLP, independent auditors.

   27*  Financial Data Schedule

   * Filed herewith

   B.   Reports on Form 8-K

        During the quarter ended December 31, 1997 the Company filed on October 31, 1997, a report on Form 8-K dated
        September 16, 1997, reporting items 5 and 7 and announcing the acquisitions of the Mondavi Building, 2230
        Oak Ridge Way and Oracle Center.

        The following financial statements were filed: (i) Historical Summary of Gross Income and Direct Operating Expenses for Oracle Center for the four months ended December 31, 1996 and (ii) pro forma financial statements showing the effect resulting from all the Company's acquisitions through October 16, 1997.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                            KPMG Peat Marwick LLP

San Francisco, California
February 2, 1998

                                   BEDFORD PROPERTY INVESTORS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                   AS OF DECEMBER 31, 1997 AND 1996
                          (in thousands, except share and per share amounts)

                                                                1997                1996
Assets:

Real estate investments:
  Industrial buildings                                        $237,184            $164,674
  Office buildings                                             170,948              53,071
  Retail buildings                                                -                  6,281
  Properties under development                                  18,227               5,388
  Land held for development                                      5,712                -

                                                               432,071             229,414
  Less accumulated depreciation                                  8,985               4,913

                                                               423,086             224,501
Cash                                                             1,361               1,328
Other assets                                                     9,456               5,995

                                                              $433,903            $231,824


Liabilities and Stockholders' Equity:

Bank loan payable                                                8,216              46,097
Mortgage loans payable                                          60,323              51,850
Accounts payable and accrued expenses                            6,026               2,214
Dividend and distribution payable                                6,804               2,827
Other liabilities                                                4,611               3,371

  Total liabilities                                             85,980             106,359

Redeemable preferred stock:
  Series A convertible preferred stock, par value
    $0.01 per share; authorized 10,000,000 shares,
    issued and outstanding none in 1997 and 8,333,334
    shares in 1996; aggregate redemption amount
    $50,000; aggregate liquidation preference $52,500             -                 50,000

Minority interest in consolidated partnership                    1,497               1,709

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares in 1997 and 15,000,000
   shares in 1996; issued and outstanding 22,583,867
   shares in 1997 and 6,526,325 shares in 1996                     452                 131
 Additional paid-in capital                                    408,209             147,622
 Accumulated losses and distributions in
  excess of net income                                         (62,235)            (73,997)
      Total stockholders' equity                               346,426              73,756

                                                              $433,903            $231,824

See accompanying notes to consolidated financial statements.




               BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
      (in thousands, except share and per share amounts)

                                                        1997           1996           1995


Property operations:
    Rental income                                        $46,377       $27,541        $11,695
    Rental expenses:
       Operating expenses                                  6,852         5,352          2,744
       Real estate taxes                                   3,977         2,595          1,105
       Depreciation and amortization                       5,716         3,030          1,484


Income from property operations                           29,832        16,564          6,362

General and administrative expenses                       (2,337)       (1,752)        (1,457)
Interest income                                              289           150            226
Interest expense                                          (7,918)       (4,347)        (1,594)

Income before gain (loss) on sales of real
    estate investments and minority interest              19,866        10,615          3,537

Gain (loss) on sales of real estate investments           11,533           406           (642)

Minority interest                                           (108)         -              -

Net income                                               $31,291       $11,021       $  2,895

Net income applicable to common
     stockholders                                        $27,791       $ 6,516       $  1,607

Basic earnings per share                                 $  2.21       $  1.21       $   0.53

Weighted average number of shares                     12,566,065     5,405,727      3,005,950

Earnings per share - assuming dilution                   $  1.94       $  1.14       $   0.52

Weighted average number of shares -
     assuming dilution                                16,166,454     9,702,552      3,089,549

See accompanying notes to consolidated financial statements.


               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
      (in thousands, except share and per share amounts)

                                                                                                       Total
                                                                                Accumulated           common
                                                                                 losses and        stock and
                                                                Additional    distributions     other stock-
                                                     Common        paid-in     in excess of         holders'
                                                      stock        capital       net income           equity

Balance, December 31, 1994                           $   60       $107,151        $(70,279)       $   36,932

Issuance of common stock                                  1             63            -                   64

Costs of issuance of preferred stock                     -            -             (3,631)           (3,631)

Redemption of rights                                     -            -                (60)              (60)

Net income                                               -            -              2,895             2,895

Dividends to common stockholders
  ($0.82 per share)                                      -            -             (2,477)           (2,477)

Dividends to preferred stockholders                      -            -             (1,288)           (1,288)


Balance, December 31, 1995                           $   61      $107,214         $(74,840)       $   32,435

Issuance of common stock                                 70        43,778             -               43,848

Costs of issuance of preferred stock                     -            -                 (2)               (2)

Costs of issuance of common stock                        -         (3,370)            -               (3,370)

Net income                                               -            -             11,021            11,021

Dividends to common stockholders
  ($1.00 per share)                                      -            -             (5,671)           (5,671)

Distributions to limited partnership unit holders        -            -                 (5)               (5)

Dividends to preferred stockholders                      -            -             (4,500)           (4,500)

Balance, December 31, 1996                            $ 131      $147,622         $(73,997)          $73,756

Issuance of common stock                                321       265,622             -              265,943

Costs of issuance of common stock                        -         (4,990)            -               (4,990)

Redemption of partnership units                          -            (45)            -                  (45)

Net income                                               -            -             31,291            31,291

Dividends to common stockholders
 ($1.13 per share)                                       -            -            (16,029)          (16,029)

Dividends to preferred stockholders                      -            -             (3,500)           (3,500)


Balance, December 31, 1997                            $ 452      $408,209         $(62,235)         $346,426

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (in thousands)

                                                                              1997           1996           1995


Operating Activities:
   Net income                                                              $31,291         $11,021        $2,895
   Adjustments to reconcile net income to net cash provided
           by operating activities:
       Minority interest                                                       108            -             -
       Depreciation and amortization                                         6,697           3,757         1,806
       Loss (gain) on sale of real estate investments                      (11,533)           (406)          642
       Increase in other assets                                             (4,655)         (2,118)       (1,679)
       Increase in accounts payable and accrued expenses                     1,282             763           601
       Increase in other liabilities                                         1,851           1,361           633


Net cash provided by operating activities                                   25,041          14,378         4,898


Investing Activities:
   Investments in real estate                                             (212,267)       (104,483)      (81,173)
   Proceeds from sales of real estate investments                           31,909           7,519         7,914


Net cash used by investing activities                                     (180,358)        (96,964)      (73,259)


Financing Activities:
  Proceeds from bank loan payable                                          167,559         101,189        47,100
  Repayment of bank loan payable                                          (206,804)        (99,048)      (26,250)
  Proceeds from mortgage loans payable                                        -             49,384          -
  Repayment of mortgage loans payable                                         (441)           -             -
  Issuance of common stock                                                 210,953          40,476            64
  Net proceeds from sale of preferred stock                                   -               -           46,369
  Redemption of rights                                                        -               -              (60)
  Redemption of partnership units                                             (257)           -             -
  Payment of dividends                                                     (15,660)         (9,114)       (2,568)


Net cash provided by financing activities                                  155,350          82,887        64,655


Net increase (decrease) in cash                                                 33             301        (3,706)
Cash at beginning of year                                                    1,328           1,027         4,733


Cash at end of year                                                       $  1,361        $  1,328        $1,027


Supplemental disclosure of cash flow information
a)   Non-cash investing and financing activities:
          Debt incurred with real estate acquired                         $  8,914        $  2,283        $3,000
          Issuance of limited partnership units for real estate
           acquired                                                           -              1,709          -
          Note receivable from sale of real estate investment                 -                 50          -
b)   Cash paid during the year for interest, net of amounts
          capitalized                                                     $  7,291        $  3,380        $1,283
c)   Conversion of Preferred Stock (see footnote 9)                       $ 50,000            -             -

See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company
Bedford Property Investors Inc. (the Company) is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the Western United States. The Company's Common Stock trades under the symbol "BED" on both the New York Exchange and Pacific Exchange.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its general partnership interest in Bedford Realty Partners, L.P. All significant inter-entity balances have been eliminated in consolidation.

Use of Estimates
The preparation of these financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Federal Income Taxes
The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended ("the Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its stockholders, provided that at least 95% of Taxable Income is distributed and other requirements are met. The Company believes it is in compliance with the Code.

Taxable income differs from net income for financial reporting purposes primarily because of the different methods of accounting for depreciation. As of December 31, 1997, for Federal income tax purposes, the Company had an ordinary loss carry forward of approximately $32 million. As the Company does not expect to incur income tax liabilities, the asset value of these losses has been effectively fully reserved. Dividend distributions made for 1997 were classified 88% as ordinary income and 12% as capital gain for Federal income tax purposes.

Real Estate Investments
Buildings and improvements are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 45 years. Upon the acquisition of an investment by the Company, acquisition related costs are added to the carrying cost of that investment. These costs are being depreciated over the useful lives of the buildings. Leasing commissions and improvements to tenants' space incurred subsequent to the acquisition are amortized over the terms of the respective leases. Expenditures for repairs and maintenance, which do not add to the value or prolong the useful life of a property, are expensed as incurred. When the Company concludes that the recovery of the carrying amount of a real estate investment is impaired, it reduces such carrying amount to the estimated fair value of the investment. Investments which have been classified as held for sale are carried at the lower of the carrying amount or fair value less costs to sell.

Income Recognition
Rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement. The aggregate rental income exceeded contractual rentals by $1,644,000, $573,000 and $377,000 for 1997, 1996 and 1995,
respectively.

Per Share Data
Per share data are based on the weighted average number of common and common equivalent shares outstanding during the year. Per share data reflects the retroactive application of the one-for-two reverse stock split which took place on March 29, 1996. Stock options issued under the Company's stock option plans are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. The diluted earnings per share calculation assumes conversion of the Series A Convertible Preferred Stock of the Company and the limited partnership units of Bedford Realty Partners, L.P., if such conversions would have dilutive effects, as of the beginning of the year. Dividends accrued on the Series A Convertible Preferred Stock and distributions accrued on the limited partnership units are deducted from net income for purposes of determining net income applicable to common stockholders.

Effective December 15, 1997, the Company adopted Statement of
Financial Accounting Standard No. 128, Earnings per share (FAS 128). Earnings per share data for previous periods have been restated to conform to FAS 128.

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of December 31, 1997 (in thousands):

                                                                              Less
                                                                       Accumulated
                                               Land       Building    Depreciation       Total

INDUSTRIAL PROPERTIES
Northern California                          $  42,941   $  93,152       $ 3,358       $132,735
Southern California                             13,551      31,130         1,405         43,276
Denver, Colorado                                 1,911       3,256           153          5,014
Arizona                                          6,248      14,502           264         20,486
Greater Portland Area                            2,652       8,404           460         10,596
Greater Kansas City Area                         3,398      13,295           654         16,039
Dallas, Texas                                    1,105       1,639          -             2,744


Total Industrial                                71,806     165,378         6,294        230,890


SUBURBAN OFFICE PROPERTIES
Northern California                              4,313      13,357           276         17,394
Southern California                              7,312      18,074           358         25,028
Salt Lake City                                     359       6,491           757          6,093
Greater Kansas City Area                         2,518       4,046           203          6,361
Greater Seattle Area                            15,116      30,225           470         44,871
Reno, Nevada                                     2,102      10,439           154         12,387
Austin, Texas                                    2,766       7,075            91          9,750
Arizona                                         11,416      20,230           264         31,382
Denver, Colorado                                 1,860      13,249            49         15,060


Total Suburban Office                           47,762     123,186         2,622        168,326


PROPERTIES UNDER DEVELOPMENT
Northern California                              2,775       7,732            23         10,484
Arizona                                          1,033       3,407            33          4,407
Greater Kansas City Area                           518       2,762            13          3,267


Total Properties Under Development               4,326      13,901            69         18,158


LAND HELD FOR DEVELOPMENT
Northern California                              1,752        -             -             1,752
Southern California                                981        -             -               981
Arizona                                          1,334        -             -             1,334
Denver, Colorado                                 1,645        -             -             1,645


Total Land Held for Development                  5,712        -             -             5,712


Total                                         $129,606    $302,465       $ 8,985       $423,086

The Company internally manages all but 7 of its properties from its regional offices in Lafayette, CA; Tustin, CA; Phoenix, AZ; Lenexa, KS; Denver, CO; Dallas, TX; and Seattle, WA. For the 7 properties located in markets not served by a regional office, the Company has subcontracted on-site management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

During 1997 and 1996, the Company capitalized interest costs relating to properties under development totaling $627,000 and $223,000, respectively.

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

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,495 OP Units.
A director of the Company was a 9% owner of the property, but did not participate in the approval of the acquisition. In March 1997, 13,446 OP Units were redeemed for cash.

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 1997 are as follows (in thousands):

                  1998              $  7,146
                  1999                 5,819
                  2000                 8,767
                  2001                 8,023
                  2002                 5,138
                  Thereafter          14,304
                                     $49,197

The total minimum future lease payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

Due to the Company's limited financial resources existing in prior years, its activities relating to the acquisition of new properties and debt and equity financings have been performed by Bedford Acquisitions, Inc. (BAI) pursuant to a written contract dated January 1, 1995. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount raised in financings or the aggregated purchase price of the property for acquisitions, or (ii) an amount equal to (a) the aggregate amount of expenses funded by BAI through the time of such acquisition or financing minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement.
In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and is renewable at the option of the Company for additional one-year terms. The current agreement will expire on January 1, 1999.

For 1997, 1996 and 1995, the Company paid BAI $3,156,000, $1,808,000 and $2,143,000, respectively for acquisition and financing activities performed pursuant to the foregoing arrangements. The Company believes that since the fees charged under the foregoing arrangements
(i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for services on acquired properties or completed financings, such fees were and continue to be properly includable in direct acquisition costs and capitalized as part of the asset or financing activities.

Note 6 - Stock Option Plans

A total of 900,000 shares of the Company's Common Stock have been reserved for issuance under the Employee Stock Option Plan (the "Employee Plan"). The Employee Plan expires in 2003. The Employee Plan provides for non-qualified stock options and incentive stock options.

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

Initially 250,000 shares of the Company's Common Stock were reserved for issuance under the Directors' Stock Option Plan (the "Directors' Plan"). On May 16, 1996 the shareholders approved an additional 250,000 shares. The Directors' Plan expires in 2002. The Directors' Plan provides for the grant of non-qualified stock options to directors of the Company. The Directors' Plan contains an automatic grant feature whereby a director receives a one-time "initial option" to purchase 25,000 shares upon a director's appointment to the Board of Directors and thereafter receives automatic annual grants of options to purchase 10,000 shares upon re-election to the Board of Directors. Options granted are generally exercisable six months from the date of grant.

The Directors' Plan requires that the exercise price of options be equal to the fair market value of the underlying shares on the date of grant. The maximum term of options granted is ten years.

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management shortly after the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1996 and 1995, options for 155,000 shares of Common Stock were exercised in exchange for notes payable to the Company. The notes bear interest at 7.5%. The unpaid balance of the notes is $1,466,000 and is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

In addition, the Company may grant restricted stock to key employees. These shares generally vest over five years and are subject to forfeiture under certain conditions. In 1997, 42,500 shares were granted.
The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation costs have not been recognized for either the Employee or Directors' Plan. Had compensation costs for the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                      1997            1996           1995
Net income:
   As reported                       $31,291         $11,021        $2,895
   Pro forma                          31,045          10,831         2,821

Basic earnings per share:
   As reported                       $  2.21         $  1.21        $ 0.53
   Pro forma                            2.19            1.17          0.51

Earnings per share - assuming dilution:
   As reported                       $  1.94         $  1.14        $ 0.52
   Pro forma                            1.92            1.12          0.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 5.8%, 6.9% and 6.7%; expected volatility of 16.8%, 18.1% and 19.4%; risk-free interest rates of 5.7%, 6.3% and 5.3%; and expected lives of five years for each period.

A summary of the status of the Company's plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                           1997                            1996                          1995
                                       Weighted Avg.                   Weighted Avg.                 Weighted Avg.
                                  Shares       Exercise Price      Shares      Exercise Price     Shares     Exercise Price
Employee Plan
Outstanding at beginning
    of year                      242,250           $12.94            93,750    $  12.78          107,500     $  13.04
Granted                          483,000            18.25           267,000       13.00           86,000        11.50
Exercised                         (7,125)           13.37          (106,000)      12.96          (56,875)       11.14
Forfeited                        (29,375)           13.30          ( 12,500)      12.92          (42,875)       12.91


Outstanding at end of year       688,750           $16.64           242,250    $  12.94           93,750     $  12.78


Options exercisable              118,750                             45,063                       25,875


Weighted average fair value
 of options granted during
 the year                                          $ 1.94                      $   1.37                      $   1.19


Directors' Plan
Outstanding at beginning
    of year                      295,000           $ 9.94          250,000     $   8.28          175,000     $   6.76
Granted                           70,000            18.82           70,000        14.22           75,000        11.84
Exercised                           -                 -            (25,000)        5.33             -             -


Outstanding at end of year       365,000           $11.65          295,000     $   9.94          250,000     $   8.28


Options exercisable              365,000                           295,000                       175,000


Weighted average fair value
    of options granted during
    the year                                       $ 1.59                      $   1.06                      $   1.16



The following table summarizes information about stock options outstanding on December 31, 1997:

                                  Options Outstanding                          Options Exercisable

                                     Weighted Avg.
   Range of           Number           Remaining         Weighted Avg.       Number         Weighted Avg.
Exercise Price      Outstanding    Contractual Life     Exercise Price     Exercisable     Exercise Price

Employee Plan
$  8.50                 2,750             0.4              $  8.50            2,750           $  8.50
  13.75 to 14.00       49,750             2.5                13.93           47,750             13.95
  11.50                34,500             7.7                11.50           17,250             11.50
  13.00               120,750             8.3                13.00           51,000             13.00
$ 17.63 to 20.75      481,000             9.3                18.25             -                  -

$  8.50 to 20.75      688,750             8.5               $16.64          118,750           $ 13.06

Directors' Plan
$  5.33               100,000             0.9               $ 5.33          100,000           $  5.33
   7.71                25,000             0.9                 7.71           25,000              7.71
  12.97                25,000             1.8                12.97           25,000             12.97
  11.82 to 11.85       75,000             3.2                11.84           75,000             11.84
  14.22                70,000             8.8                14.22           70,000             14.22
$ 18.82                70,000             9.8               $18.82           70,000           $ 18.82

$  5.33 to 18.82      365,000             4.7               $11.65          365,000           $ 11.65

Note 7 - Bank Loan Payable

In June 1997, the Company expanded its secured revolving credit facility with Bank of America from $100 million to $150 million, maturing on June 1, 2000. In September 1997, the credit facility was further expanded to $175 million. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus 1.50%. The interest rate of the unsecured loans is 25 basis points higher than that of the secured loans. The credit facility is secured by mortgages on 35 properties (which properties collectively accounted for approximately 49% of the Company's Annualized Base Rent and approximately 47% of the Company's total assets as of December 31, 1997), together with the rental proceeds from such properties. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations for the immediately preceding two fiscal quarters.

The daily weighted average amount owed to the bank was $45,642,000 and $10,997,000 in 1997 and 1996, respectively. The weighted average interest rates in these periods were 7.42% and 8.03%, respectively. The effective interest rate at December 31, 1997 was 7.50%.

Note 8 - Mortgage Loans Payable

Mortgage loans payable at December 31, 1997 consist of the following (in thousands):

   Floating rate note due December 15, 1999,
     current rate of 8.75%                      $   1,823
   7.5% note due January 1, 2002                   24,677
   7.02% note due March 15, 2003                   25,000
   8.9% note due July 31, 2006                      8,823
                                                 $ 60,323



The mortgage loans are collaterized by 17 properties (which Properties collectively accounted for approximately 26% of the Company's
Annualized Base Rent and approximately 20% of the Company's total assets as of December 31, 1997).

The following table presents scheduled principal payments on mortgage loans as of December 31, 1997 (in thousands):

   1998              $     838
   1999                  2,768
   2000                  1,048
   2001                  1,130
   2002                 23,681
   Thereafter           30,858
                     $  60,323

Note 9 - Redeemable Preferred Stock

On September 18, 1995, the Company issued and sold 8,333,334 shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") for $6.00 per share. Holders of the Convertible Preferred Stock were entitled to cumulative quarterly dividends in cash in an amount equal to the greater of (i) $0.135 per share or (ii) the dividends payable in such quarter on the Common Stock into which the Convertible Preferred Stock is convertible plus, in both cases, the accumulated but unpaid dividends on the Convertible Preferred Stock. Dividends may be declared and paid on shares of Common Stock only if full cumulative dividends have been paid or authorized and set apart on all shares of Convertible Preferred Stock. Each share of Convertible Preferred Stock was convertible at any time after September 18, 1997 into one-half share of Common Stock. On October 14, 1997, the 8,333,334 shares of the Series A Convertible Preferred Stock were converted to 4,166,667 shares of common stock.

Note 10 - Sales of Common Stock

The Company completed the sale of 3,350,000 shares of common stock at
$13 per share in April 1996.  In February   1997, the Company
completed the sale of 4,600,000 shares of the common stock at $17 3/8 per share and in November 1997 sold an additional 7,245,000 shares of common stock at $19 5/8 per share. Net cash proceeds from each of these offerings was used to pay off the outstanding borrowings under the Company's credit facility.

Note 11 - Earnings per Share

Following is a reconciliation of earnings per share:

                                                          Year Ended December 31,

                                                          1997          1996            1995
Basic:
   Net income                                        $    31,291    $   11,021     $    2,895
   Less:Dividends on the Series A Convertible
          Preferred Stock                                 (3,500)       (4,500)        (1,288)
        Distributions to Operating
          Partnership Unit Holders                          -               (5)          -

   Net income applicable to common stockholders           27,791         6,516          1,607

   Weighted average number of shares                  12,566,065     5,405,727      3,005,950

   Basic earnings per share                          $      2.21    $     1.21     $     0.53

Diluted:
   Weighted average number of shares (from above)     12,566,065     5,405,727      3,005,950
   Weighted average shares issuable upon
         conversion of the Series A Convertible
         Preferred Stock1                              3,264,840     4,166,667           -
   Weighted average shares of dilutive stock
     options using average period stock price
     under the treasury stock method                     237,185       125,711         83,599
   Weighted average shares issuable upon the
        conversion of operating partnership units2        98,364         4,447           -
   Weighted average number of common shares -
        assuming dilution                             16,166,454     9,702,552      3,089,549

   Earnings per share - assuming dilution            $      1.94    $     1.14     $     0.52


   Per share amounts and number of shares have been adjusted to reflect the one-for-two reverse stock split effective
March 29, 1996.

1Not applicable before 1995. The Series A Convertible Preferred Stock was issued in September 1995.

2Not applicable before 1996. The Operating Partnership Units were issued in December 1996.

Note 12 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 1997 and 1996 (in thousands of dollars, except per share data):

1997 Quarters Ended                               3/31         6/30        9/30       12/31


Rental income                                   $9,056       $10,627     $12,789     $13,905

Income from property operations                  5,642         6,929       8,295       8,966

Income before gain on sales of real estate
  investments and minority interest              3,680         4,886       5,022       6,278

Net income                                      $3,655       $ 4,860     $15,781     $ 6,995

Net income applicable to common
  stockholders1                                 $2,530       $ 3,735     $14,531     $ 6,995

Basic earnings per share3                       $ 0.28       $  0.34     $  1.30     $  0.37

Earnings per share -
  assuming dilution3                            $ 0.27       $  0.31     $  1.01     $  0.35


1996 Quarters Ended                                3/31         6/30        9/30      12/31


Rental income                                   $5,709       $ 6,369     $ 7,090     $ 8,373

Income from property operations                  3,347         3,857       4,230       5,130

Income before gain on sales of real
  estate investments                             1,953         2,621       2,932       3,109

Net income                                      $1,953       $ 2,980     $ 2,932     $ 3,156

Net income applicable to common
  stockholders2                                 $  828       $ 1,855     $ 1,807     $ 2,026

Basic earnings per share3                       $ 0.27       $  0.33     $  0.28     $  0.31

Earnings per share -
  assuming dilution3                            $ 0.26       $  0.30     $  0.27     $  0.29


1Reflects reduction for dividends and distributions of $1,125 each for the first and second quarter of 1997 and $1,250 for the third quarter of 1997.

2Reflects reduction for dividends and distributions of $1,130 for the fourth quarter of 1996 and $1,125 each for the first, second and third quarter of 1996.

3Reflects the one-for-two reverse stock split effective March 29, 1996.

                            BEDFORD PROPERTY INVESTORS, INC.
               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   December 31, 1997
                              (in thousands of dollars)

                                Initial Cost          Cost         Gross Amount
                                 to Company        Capital-   Carried at Close          Accumu-
                                          Build-   ized Sub-         of Period          Accumu-                        Deprec-
                                          ings &   sequent to                           lated De- Date                 iable
                                          Improve- Acquisi-                             precia-   Con-         Date    Life
                                  Land    ment     tion         Land  Building Total    tion      structed   Acquired  (Years)

INDUSTRIAL PROPERTIES:
Northern California
Building #3 at Contra Costa
 Diablo Industrial Park, Concord  $   495 $  1,159 $   89     $  495  $ 1,248  $ 1,743   $ 235      1983      12/90       45
Building #8 at Contra Costa
 Diablo Industrial Park, Concord      877    1,548    143        877    1,691    2,568     300      1981      12/90       45
Building #18 at Mason Industrial
 Park, Concord                        610    1,265     60        610    1,325    1,935     237      1984      12/90       45
115 Mason Circle, Concord             697      854     36        697      890    1,587      27      1971       9/96       45
Auburn Court, Fremont               1,391    2,473    232      1,416    2,680    4,096     119      1983      12/95       45
47650 Westinghouse Drive, Fremont     267      893     60        271      949    1,220      42      1982      12/95       45
47600 Westinghouse Drive, Fremont     356    1,067     43        356    1,110    1,466      32      1982       9/96       45
47633 Westinghouse Drive, Fremont   1,051    3,239    142      1,051    3,381    4,432      92      1983      10/96       45
Fourier Avenue, Fremont             2,120    7,018      -      2,120    7,018    9,138     247      1982       5/96       45
Milpitas Town Center, Milpitas      1,400    4,421     86      1,400    4,507    5,907     339      1983       8/94       45
598 Gibraltar Drive, Milpitas         535    2,522      -        535    2,522    3,057     145      1996       5/96       45
Doherty Avenue, Modesto               464    3,178    266        470    3,438    3,908      76      1963-71   12/96       45
860-870 Napa Valley Corporate
 Way, Napa                            933    3,515    219        933    3,734    4,667     107      1984       9/96       45
350 E. Plumeria Drive, San Jose     3,621    4,704    166      3,683    4,808    8,491     240      1983       9/95       45
Lundy Avenue, San Jose              2,055    2,184    190      2,055    2,374    4,429      78      1982       7/96       45
O'Toole Business Center, San Jose   3,934    5,748    204      3,934    5,952    9,886     131      1984      12/96       45
301 East Grand, South
 San Francisco                      2,036      959    160      2,070    1,085    3,155      60      1974      12/95       45
342 Allerton, South
 San Francisco                      2,516    1,542    324      2,558    1,824    4,382      81      1969      12/95       45
400 Grandview, South
 San Francisco                      3,246    3,517    227      3,300    3,690    6,990     169      1976      12/95       45
410 Allerton, South
 San Francisco                      1,333      889     40      1,356      906    2,262      41      1970      12/95       45
417 Eccles, South San Francisco       649      510     28        661      526    1,187      24      1964      12/95       45
6500 Kaiser Drive, Fremont          1,556    6,411     29      1,556    6,440    7,996     143      1990       1/97       45
Bedford Fremont Business Center,
 Fremont                            3,598    9,004     97      3,598    9,101   12,699     176      1990       3/97       45
Spinnaker Court, Fremont            2,548    5,989     32      2,548    6,021    8,569      89      1986       5/97       45
2277 Pine View Way, Petaluma        1,861    7,074      2      1,861    7,076    8,937      92      1989       6/97       45
Mondavi Building, Napa              1,315    5,214      -      1,315    5,214    6,529      29      1985       9/97       45
Building #2 at Monterey Commerce
  Center, Monterey                    611    1,833      -        611    1,833    2,444       3      1990      12/97       45
Building #3 at Monterey Commerce
  Center, Monterey                    604    1,812      -        604    1,812    2,416       3      1990      12/97       45

Southern California
Dupont Industrial Center, Ontario   3,588    6,162    185      3,588    6,347    9,935     579      1989       5/94       45
3002 Dow Business Center, Tustin    4,209    7,291    665      4,305    7,860   12,165     452      1987-89   12/95       45
Building #1 at Carroll Tech
  Center, San Diego                   511    1,372      -        511    1,372    1,883      38      1984      10/96       45
Building #2 at Carroll Tech
  Center, San Diego                 1,022    2,129      -      1,022    2,129    3,151      59      1984      10/96       45
Signal Systems Building,
  San Diego                         2,228    7,264      -      2,228    7,264    9,492     161      1990      12/96       45
Building #1 at Oak Ridge Business
  Center, Vista                       646    2,135      -        646    2,135    2,781      55      1990      10/96       45
Building #2 at Oak Ridge Business
  Center, Vista                       566    1,832      -        566    1,832    2,398      47      1990      10/96       45
2230 Oak Ridge Way, Vista             684    2,191      -        684    2,191    2,875      13      1997      10/97       45

Denver Metropolitan Area
Bryant Street Annex, Denver           487      866    105        495      963    1,458      40      1968      12/95       45
Bryant Street Quad, Denver          1,394    2,181    135      1,416    2,294    3,710     113      1971-73   12/95       45

Greater Phoenix Area, Arizona
Westech Business Center, Phoenix    3,531    4,422    257      3,531    4,679    8,210     197      1985       4/96       45
2601 W. Broadway, Tempe             1,127    2,348     80      1,127    2,428    3,555      22      1977       7/97       45
Building #3 at Phoenix Airport
  Center, Phoenix                     682    3,163      -        682    3,163    3,845      29      1990       7/97       45

Greater Portland Area, Oregon
Twin Oaks Technology Center,
  Beaverton                         1,444    4,836    438      1,469    5,249    6,718     305      1984      12/95       45
Twin Oaks Business Center,
  Beaverton                         1,163    2,847    328      1,183    3,155    4,338     155      1984      12/95       45

Greater Kansas City Area
Panorama Business Center, Kansas
  City                                675    3,098    177        675    3,275    3,950      81      1984      12/96       45
Ninety-Ninth Street #3, Lenexa        360    2,167    179        360    2,346    2,706     361      1990      12/90       45
Ninety-Ninth Street #1, Lenexa        404    1,547     40        408    1,583    1,991      79      1988       9/95       45
Ninety-Ninth Street #2, Lenexa        180      555     14        183      566      749      28      1988       9/95       45
Lackman Business Center, Lenexa       619    1,631    182        628    1,804    2,432     106      1985       9/95       45
Continental Can, Lenexa             1,144    3,722      -      1,144    3,722    4,866       -      1972      12/97       45

Tucson, Arizona
Butterfield Business Center,
  Tucson                              909    4,230      1        909    4,231    5,140      16      1986      11/97       45

Dallas, Texas
Ferrell Drive, Dallas               1,105    1,639      -      1,105    1,639    2,744       -      1984      12/97       45

SUBURBAN OFFICE PROPERTIES:
Southern California
Laguna Hills Square, Laguna         2,436    3,655    546      2,436    4,201    6,637      180     1983       3/96       45
Building #3 at Carroll Tech
  Center, San Diego                   716    1,400      -        716    1,400    2,116       39     1984      10/96       45
Scripps Wateridge, San Diego        4,160   12,472      -      4,160   12,472   16,632      139     1990       6/97       45

Salt Lake City, Utah
Woodlands II, Salt Lake City          359    5,805    686        359    6,491    6,850      757     1990       8/93       45

Kansas City, Kansas
6600 College Blvd., Overland
  Park                              2,480    3,880    204      2,518    4,046    6,564      203     1982-83   10/95       45

Northern California
Village Green, Lafayette              547    1,245    508        743    1,557    2,300      140     1983       7/94       45
100 View Street, Mountain View      1,020    3,144    254      1,020    3,398    4,418      121     1985       5/96       45
Canyon Park, San Ramon              1,933    3,098      -      1,933    3,098    5,031        6     1971-72   12/97       45
Building #1 at Monterey Commerce
   Center, Monterey                   616    5,302      -        616    5,302    5,918       10     1990      12/97       45

Greater Seattle Area, Washington
Kenyon Center, Bellevue             5,095    7,250      -      5,095    7,250   12,345      215     1987       9/96       45
Orillia Office Park, Renton        10,021   22,975      -     10,021   22,975   32,996      255     1986       7/97       45

Phoenix, Arizona
Executive Center at Southbank,
  Phoenix                           4,943    7,134      -      4,943    7,134   12,077      133     1989       3/97       45
Building #1 at Phoenix Airport
  Center, Phoenix                     944    1,541     16        944    1,557    2,501       14     1990       7/97       45
Building #2 at Phoenix Airport
  Center, Phoenix                     723    3,278      -        723    3,278    4,001       30     1990       7/97       45
Building #4 at Phoenix Airport
  Center, Phoenix                     517    1,732      -        517    1,732    2,249       16     1990       7/97       45
Building #5 at Phoenix Airport
  Center, Phoenix                   1,507    3,860      3      1,507    3,863    5,370       36     1990       7/97       45
Phoenix Airport Center Parking,
  Phoenix                           1,450        -      -      1,450        -    1,450        1     1990       7/97       45

Tucson, Arizona
Troika Building, Tucson             1,332    2,631     35      1,332    2,666    3,998       34     1985       6/97       45

Reno, Nevada
U.S. Bank Centre, Reno              2,102   10,264    175      2,102   10,439   12,541      154     1989       5/97       45

Austin, Texas
9737 Great Hills Trail, Austin      2,766    7,028     47      2,766    7,075    9,841       91     1984       5/97       45

Denver Metropolitan Area, Colorado
Oracle Building, Denver             1,860   13,249      -      1,860   13,249   15,109       49     1996      10/97       45

INDUSTRIAL PROPERTIES UNDER DEVELOPMENT

99th Street Building #4, Lenexa,
  KS                                  519        -  2,762        519    2,762    3,281       13      N/A       6/96       45
Westech Business Center II,
  Phoenix, AZ                       1,033        -  3,407      1,033    3,407    4,440       33      N/A       7/96       45
Westinghouse Land, Fremont, CA      1,624        -  2,629      1,624    2,629    4,253        -      N/A      10/96       45
Bordeaux Centre, Napa, CA           1,151        -  5,102      1,151    5,102    6,253       23      N/A      12/96       45

LAND HELD FOR DEVELOPMENT

Napa Lot 10A, Napa, CA                961        -     13        974        -      974        -      N/A      12/96
Scripps Land, San Diego, CA           622        -      -        622        -      622        -      N/A       6/97
Oak Ridge Way Lot, Vista, CA          359        -      -        359        -      359        -      N/A      10/97
Oracle Land, Denver, CO             1,645        -      -      1,645        -    1,645        -      N/A      10/97
Butterfield Land, Tucson, AZ          102        -      -        102        -      102        -      N/A      11/97
Canyon Park Land, San Ramon, CA       778        -      -        778        -      778        -      N/A      12/97
Eaton Freeway Land, Tempe, AZ       1,232        -      -      1,232        -    1,232        -      N/A      12/97

                                 $128,910 $281,113 $22,048  $129,606  $302,465 $432,071   $8,985

                                                                                (A) (B)

                     NOTES TO SCHEDULE III
                   (in thousands of dollars)

(A) An analysis of the activity in real estate investments for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                                  Investment                    Accumulated Depreciation
                                                         1997        1996        1995         1997      1996      1995

BALANCE AT BEGINNING OF PERIOD                         $229,414    $131,183     $ 58,203    $4,913    $2,219    $3,150
Add (deduct):

   Acquisition of Lackman Business Center                     -           -       2,250          -         -         -
   Acquisition of 350 E. Plumeria Drive                       -           -       8,325          -         -         -
   Sale of Cody Street Park, Building 6 (C)                   -           -      (1,639)         -         -      (203)
   Acquisition of Ninety-Ninth Street, Building 1             -           -       1,951          -         -         -
   Acquisition of Ninety-Ninth Street, Building 2             -           -         735          -         -         -
   Sale of IBM Building (D)                                   -           -      (8,325)         -         -    (2,024)
   Acquisition of 6600 College Boulevard                      -           -       6,360          -         -         -
   Acquisition of 3002 Dow Business Center                    -           -      11,500          -         -         -
   Acquisition of Landsing Pacific Portfolio                  -           -      49,708          -         -         -
   Acquisition of Laguna Hills Square                         -       6,091           -          -         -         -
   Acquisition of Westech Business Center                     -       7,953           -          -         -         -
   Acquisition of 100 View Street                             -       4,164           -          -         -         -
   Acquisition of Fourier Avenue                              -       9,138           -          -         -         -
   Acquisition of 598 Gibraltar                               -       1,743           -          -         -         -
   Acquisition of Lundy Avenue                                -       4,239           -          -         -         -
   Acquisition of Kenyon Center                               -      12,345           -          -         -         -
   Acquisition of 47600 Westinghouse Drive                    -       1,423           -          -         -         -
   Acquisition of 860-870 Napa Valley Corp. Way               -       4,448           -          -         -         -
   Acquisition of 115 Mason Circle                            -       1,551           -          -         -         -
   Acquisition of Oak Ridge Business Center                   -       5,179           -          -         -         -
   Acquisition of Carroll Tech Center                         -       7,151           -          -         -         -
   Acquisition of 47633 Westinghouse Drive                    -       4,290           -          -         -         -
   Acquisition of Panorama Business Center                    -       3,774           -          -         -         -
   Acquisition of Signal Systems Building                     -       9,492           -          -         -         -
   Acquisition of O'Toole Business Center                     -       9,681           -          -         -         -
   Acquisition of Doherty Avenue                              -       3,642           -          -         -         -
   Acquisition of Westinghouse Land                           -       1,625           -          -         -         -
   Acquisition of Napa Lot 10A                                -         961           -          -         -         -
   Acquisition of Napa Lots 12J & K                           -       1,151           -          -         -         -
   Acquisition of Lenexa Land                                 -         518           -          -         -         -
   Acquisition of Phoenix Land                                -       1,033           -          -         -         -
   Sale of Woodland Land (E)                                  -        (614)          -          -         -         -
   Sale of St. Paul East (F)                                  -      (2,792)          -          -       (45)        -
   Sale of St. Paul West (F)                                  -      (3,839)          -          -       (36)        -
   Acquisition of 6500 Kaiser Drive                       7,967           -           -          -         -         -
   Acquisition of Bedford Fremont
      Business Center                                    12,602           -           -          -         -         -
   Acquisition of Spinnaker Court                         8,537           -           -          -         -         -
   Acquisition of 2277 Pine View Way                      8,935           -           -          -         -         -
   Acquisition of Mondavi Building                        6,529           -           -          -         -         -
   Acquisition of Building #2 at Monterey
      Commerce Center                                     2,444           -           -          -         -         -
   Acquisition of Building #3 at Monterey
      Commerce Center                                     2,416           -           -          -         -         -
   Acquisition of 2230 Oak Ridge Way                      2,875           -           -          -         -         -
   Acquisition of 2601 W. Broadway                        3,475           -           -          -         -         -
   Acquisition of Building #3 at Phoenix
      Airport Center                                      3,845           -           -          -         -         -
   Acquisition of Continental Can                         4,866           -           -          -         -         -
   Acquisition of Butterfield Business Center             5,139           -           -          -         -         -
   Acquisition of Ferrell Drive                           2,744           -           -          -         -         -
   Acquisition of Scripps Wateridge                      16,632           -           -          -         -         -
   Acquisition of Canyon Park                             5,031           -           -          -         -         -
   Acquisition of Building #1 at Monterey
      Commerce Center                                     5,918           -           -          -         -         -
   Acquisition of Orillia Office Park                    32,996           -           -          -         -         -
   Acquisition of Executive Center
      At Southbank                                       12,077           -           -          -         -         -
   Acquisition of Building #1 at Phoenix
      Airport Center                                      2,485           -           -          -         -         -
   Acquisition of Building #2 at Phoenix
      Airport Center                                      4,001           -           -          -         -         -
   Acquisition of Building #4 at Phoenix
      Airport Center                                      2,249           -           -          -         -         -
   Acquisition of Building #5 at Phoenix
      Airport Center                                      5,367           -           -          -         -         -
   Acquisition of Phoenix Airport Center
      Parking                                             1,450           -           -          -         -         -
   Acquisition of Troika Building                         3,963           -           -          -         -         -
   Acquisition of U.S. Bank Centre                       12,366           -           -          -         -         -
   Acquisition of 9737 Great Hills Trail                  9,794           -           -          -         -         -
   Acquisition of Oracle Building                        15,109           -           -          -         -         -
   Acquisition of Scripps Land                              622           -           -          -         -         -
   Acquisition of Oak Ridge Way Lot                         359           -           -          -         -         -
   Acquisition of Oracle Land                             1,645           -           -          -         -         -
   Acquisition of Butterfield Land                          102           -           -          -         -         -
   Acquisition of Canyon Park Land                          778           -           -          -         -         -
   Acquisition of Eaton Freeway Land                      1,232           -           -          -         -         -
   Sale of 1000 Town Center Drive (G)                    (6,622)          -           -       (780)        -         -
   Sale of Mariner Court (G)                             (7,864)          -           -       (419)        -         -
   Sale of Academy Place Shopping Center (H)             (6,281)          -           -       (110)        -         -
   Capitalized costs                                     16,874       3,884       2,115          -         -         -
   Depreciation                                               -           -           -      5,381     2,775     1,296

BALANCE AT END OF PERIOD                               $432,071    $229,414    $131,183     $8,985    $4,913    $2,219

(B) The aggregate cost for Federal income tax purposes is $296,993.
(C) In the third quarter 1995, the Company decided to sell the Cody Street Park, Building 6. The property was sold on September 20, 1995.
(D) During 1995, the Company continued to offer for sale the IBM Building located in Jackson, Mississippi. This property was first offered for sale in 1991, at which time the Company's investment in the property was written down by $2,113,000. The property sold on October 2, 1995.
(E) The property was sold in April 1996.
(F) The properties were sold in December 1996.
(G) The properties were sold in July 1997.
(H) The property was sold in October 1997.

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

Dated:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                           March 27, 1998
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Claude M. Ballard                                          March 27, 1998
Claude M. Ballard, Director

/s/ Anthony Downs                                              March 27, 1998
Anthony Downs, Director

/s/ Anthony M. Frank                                           March 27, 1998
Anthony M. Frank, Director

/s/ Martin I. Zankel                                           March 27, 1998
Martin I. Zankel, Director

/s/ Thomas H. Nolan, Jr.                                       March 27, 1998
Thomas H. Nolan, Jr., Director

/s/ Thomas G. Eastman                                          March 27, 1998
Thomas G. Eastman, Director

/s/ Scott R. Whitney                                           March 27, 1998
Scott R. Whitney
Senior Vice President and
Chief Financial Officer

/s/ Hanh Kihara                                                March 27, 1998
Hanh Kihara, Vice President Controller

                           Exhibit 12

                Bedford Property Investors, Inc.
Computation of Ratio of Earnings to Fixed Charges and Preferred
          Dividends and Limited Partner Distributions
                (in thousands, except for ratio)

                                                      Year Ended December 31,
                                            1997        1996         1995        1994       1993

Net income                                $31,291     $ 11,021     $ 2,895     $3,609     $3,147

Fixed charges - interest and
  amortization of loan fees                 7,918        4,347       1,594        955        716

Fixed charges - interest capitalized          627         -           -          -          -

Net income including fixed charges         39,836       15,368       4,489      4,564      3,863

Preferred dividends and limited partner
   distributions                            3,608        4,505       1,288       -          -

Net income including fixed charges,
   preferred dividends and limited
   partner distributions                  $43,444      $19,873     $ 5,777     $4,564     $3,863

Ratio of earnings to fixed charges,
   including preferred dividends and
   limited partner distributions             3.57         2.25        2.00       4.78       5.40

Ratio of earnings to fixed charges,
   excluding preferred dividends and
   limited partner distributions             4.66         3.54        2.82       4.78       5.40

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

2.  ICMPI (Concord Diablo 8), Inc.      Delaware                  ICMPI (Concord Diablo 8), Inc.

3.  ICMPI (Concord Mason 18), Inc.      Delaware                  ICMPI (Concord Mason 18), Inc.

4.  ICMPI (Overland Park), Inc.         Delaware                  ICMPI (Overland Park), Inc.

5.  ICMPI (Lenexa), Inc.                Delaware                  ICMPI (Lenexa), Inc.

6.  ICMPI (Jackson), Inc.               Delaware                  ICMPI (Jackson), Inc.
Exhibit 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No.'s 33-15233 and 333-23687) and the registration statement on Form S-8 (No. 333-18215) of Bedford Property Investors, Inc. of our report dated February 2, 1998, relating to the consolidated balance sheets of Bedford Property Investors, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the related financial statement schedule as of December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Bedford Property Investors, Inc.


                                       KPMG Peat Marwick LLP

San Francisco, California
March 27, 1998