Form 10-Q
period 1998-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1998-05-12
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                               Outstanding as of May 12, 1998
Common Stock, $0.02 par value                               22,583,867

                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                                        Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                             1

Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997                                                 2

Consolidated Statements of Income for the three months ended
March 31, 1998 and 1997                                               3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1997 and the three months ended March 31, 1998           4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1998 and 1997                                               5

Notes to Consolidated Financial Statements                            6-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                               10-13


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                           14

SIGNATURES                                                            15

Exhibit 11                                                            16

Exhibit 27                                                            17

                 BEDFORD PROPERTY INVESTORS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            STATEMENT

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to stockholders for the year ended December 31, 1997.

                       BEDFORD PROPERTY INVESTORS, INC.
                         CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 1998 AND DECEMBER 31, 1997 (Unaudited)
                (in thousands, except share and per share amounts)

                                      March 31, 1998         December 31, 1997
Assets:

Real estate investments:
  Industrial buildings                      $256,662                  $237,184
  Office buildings                           179,149                   170,948
  Properties under development                62,482                    18,227
  Land held for development                    1,601                     5,712

                                             499,894                   432,071

  Less accumulated depreciation               10,908                     8,985

                                             488,986                   423,086
Cash                                           1,070                     1,361
Other assets                                  10,501                     9,456

                                            $500,557                  $433,903


Liabilities and Stockholders' Equity:

Bank loan payable                             54,785                     8,216
Mortgage loans payable                        81,062                    60,323
Accounts payable and
  accrued expenses                             5,775                     6,026
Dividend and distributions payable             6,804                     6,804
Other liabilities                              3,341                     4,611

    Total liabilities                        151,767                    85,980

Minority interest in
  consolidated partnership                     1,497                     1,497

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued
   and outstanding 22,583,867 shares             452                       452
 Additional paid-in capital                  408,394                   408,209
 Accumulated losses and distributions in
  excess of net income                       (61,553)                  (62,235)
      Total stockholders' equity             347,293                   346,426

                                            $500,557                  $433,903

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)
       (in thousands, except share and per share amounts)




                                                      1998              1997


Property operations:
   Rental income                                    $15,361           $ 9,056
   Rental expenses:
        Operating expenses                            2,127             1,463
        Real estate taxes                             1,299               825
        Depreciation and amortization                 2,055             1,126


Income from property operations                       9,880             5,642

General and administrative expenses                    (835)             (539)
Interest income                                          47               100
Interest expense                                     (1,606)           (1,523)


Income before minority interest                       7,486             3,680

Minority interest                                       (29)              (25)


Net income                                          $ 7,457           $ 3,655


Net income applicable to
 common stockholders                                $ 7,457           $ 2,530


Basic earnings per share                            $  0.33           $  0.28


Weighted average number of shares                22,583,867         8,939,693


Earnings per common share - assuming
   dilution                                         $  0.33           $  0.27


Weighted average number of
   shares - assuming dilution                    22,956,590        13,418,959


See accompanying notes to consolidated financial statements.








                BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1997 AND
             THE THREE MONTHS ENDED MARCH 31, 1998
      (in thousands, except share and per share amounts)

                                                                                               Total
                                                                      Accumulated             common
                                                                       losses and          stock and
                                                  Additional        distributions       other stock-
                                    Common           paid-in         in excess of           holders'
                                     stock           capital           net income             equity


Balance, December 31, 1996           $ 131          $147,622            $(73,997)            $73,756

Issuance of common stock               321           265,622                -                265,943

Costs of issuance of common stock        -            (4,990)               -                 (4,990)

Redemption of partnership units          -               (45)               -                    (45)

Net income                               -                 -              31,291              31,291

Dividends to common stockholders
 ($1.13 per share)                       -                 -             (16,029)            (16,029)

Dividends to preferred stockholders      -                 -              (3,500)             (3,500)


Balance, December 31, 1997           $ 452          $408,209            $(62,235)           $346,426

Issuance of common stock                 -               185                -                    185

Net income                               -                 -               7,457               7,457

Dividends to common stockholders
 ($0.30 Per share)                       -                 -              (6,775)             (6,775)

Balance, March 31, 1998              $ 452          $408,394            $(61,553)           $347,293

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)
                         (in thousands)


                                                       1998               1997


Operating Activities:
  Net income                                        $ 7,457            $ 3,655

  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority Interest                                    29                 25
    Depreciation and amortization                     2,358              1,340
    Change in other assets                           (1,626)              (884)
    Change in accounts payable and
      accrued expenses                                  399               (563)
    Change in other liabilities                      (1,270)              (319)

Net cash provided by operating activities             7,347              3,254


Investing Activities:
  Investments in real estate                        (68,474)           (33,550)

Net cash used by investing activities               (68,474)           (33,550)

Financing Activities:
  Proceeds from bank loan                            63,494             12,014
  Proceeds from mortgage loan                        21,110               -
  Repayments of bank loan                           (16,989)           (54,909)
  Repayments of mortgage loans                         (161)               (93)
  Proceeds from issuance of common stock                185             75,980
  Redemption of partnership units                      -                  (257)
  Payment of dividends and distributions             (6,803)            (2,822)

Net cash provided by financing activities            60,836             29,913

Net decrease in cash                                   (291)              (383)
Cash at beginning of period                           1,361              1,328

Cash at end of period                               $ 1,070            $   945

Supplemental disclosure of cash flow information:
a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired          -               $    58

b)  Cash paid during the period for interest,
      net of amounts capitalized                    $ 1,109            $ 1,817

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

Per Share Data

Per share data are based on the weighted average number of common and common equivalent shares outstanding during the year. Stock options issued under the Company's stock option plans are included in the calculation of per share data if, upon exercise, they would have a dilutive effect. The diluted earnings per share calculation assumes conversion of the limited partnership units of Bedford Realty Partners, L.P., if such conversions would have dilutive effects, as of the beginning of the year.

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per share (FAS 128). Earnings per share data for previous periods have been restated to conform to FAS 128.

Recent Accounting Pronouncements

In June 1997, the FASB issued Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. In February 1998, the FASB issued Financial Accounting Standard No. 132, Employers Disclosures About Pensions and Other Postretirement Benefits. SFAS 132 is effective with the year-end 1998 financial statements. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of March 31, 1998, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                        Percent
                                    Properties          Cost         of Total


Industrial Buildings                     55           $256,662           51
Office Buildings                         22            179,149           36
Properties Under Development             12             62,482           12
Land Held for Development                 2              1,601            1


Total                                    91           $499,894          100%

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of March 31, 1998 (in thousands):

                                                                        Less
                                                                 Accumulated
                                           Land    Building     Depreciation        Total

INDUSTRIAL PROPERTIES
Northern California                     $46,540    $100,413           $3,921     $143,032
Southern California                      14,463      32,478            1,606       45,335
Denver, Colorado                          1,911       3,305              177        5,039
Arizona                                   8,025      18,992              354       26,663
Greater Portland Area                     2,652       8,377              535       10,494
Greater Kansas City Area                  3,398      13,346              747       15,997
Dallas, Texas                             1,105       1,657                9        2,753


Total Industrial                         78,094     178,568            7,349      249,313


SUBURBAN OFFICE PROPERTIES
Northern California                       4,313      13,191              354       17,150
Southern California                       7,312      18,076              467       24,921
Salt Lake City                              359       6,558              811        6,106
Greater Kansas City Area                  3,330       5,390              232        8,488
Greater Seattle Area                     15,116      30,225              638       44,703
Reno, Nevada                              2,102      10,475              215       12,362
Austin, Texas                             2,766       7,088              131        9,723
Arizona                                  11,895      25,844              398       37,341
Denver, Colorado                          1,860      13,249              123       14,986


Total Suburban Office                    49,053     130,096            3,369      175,780


PROPERTIES UNDER DEVELOPMENT
Northern California                       3,079       5,536               58        8,557
Southern California                         360        -                -             360
Arizona                                   3,204                        3,534           85        6,653
Greater Kansas City Area                    518       3,064               47        3,535
Greater Seattle Area                       -         41,537             -          41,537
Denver, Colorado                          1,645           5             -           1,650


Total Properties Under Development        8,806      53,676              190       62,292


LAND HELD FOR DEVELOPMENT
Northern California                         980        -                -             980
Southern California                         621        -                -             621


Total Land Held for Development           1,601        -                -           1,601


Total                                   137,554     362,340           10,908      488,986

The Company internally manages all but 7 of its properties from its regional offices in Lafayette, CA; Tustin, CA; Phoenix, AZ; Lenexa, KS; Denver, CO; Dallas, TX; and Seattle, WA. For the 7 properties located in markets not served by a regional office, the Company has subcontracted on-site management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA. Effective May 1, 1998 the regional office in Dallas, TX was closed and on-site management for one additional property has been subcontracted to a local firm.
Note 3.  Consolidated Partnership

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

Note 4.  Stock Options

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management within thirty days of the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1996 and 1995, options for 155,000 shares of Common Stock were exercised in exchange for notes payable to the Company. The notes bear interest at 7.5%. The unpaid balance of the notes is $1,063,000 and is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

Note 5.  Debt

Bank Loan Payable

In June 1997, the Company expanded its secured revolving credit facility with Bank of America from $100 million to $150 million, maturing on June 1, 2000.
In September 1997, the credit facility was further expanded to $175 million. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus 1.5%. The interest rate of the unsecured loans is 25 basis points higher than that of the secured loans. The credit facility is secured by mortgages on 32 properties (which properties collectively accounted for approximately 39 % of the Company's Annualized Base Rent and approximately 34% of the Company's total assets as of March 31, 1998), together with the rental proceeds from such properties. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations for the immediately preceding two fiscal quarters.

The Company is in the process of renegotiating its secured line of credit, to reflect lower interest rates, to increase the unsecured subline and to increase advanced rates based on loan to value ratios.

The daily weighted average amount owing to the bank was $18,226,000 and $24,751,000 for the three months ended March 31, 1998 and 1997, respectively. The weighted average interest rates in each of these periods was 7.62%. The effective interest rate at March 31, 1998 was 7.40%.


Mortgage Loans Payable

Mortgage loans payable at March 31, 1998 consist of the following (in thousands):

   Floating rate note due December 15, 1999
     current rate of 8.75%                       $  1,817
   7.5% note due January 1, 2002                   24,584
   7.02% note due March 15, 2003                   25,000
   8.9% note due July 31, 2006                      8,787
   6.91% note due July 31, 2006                    20,874
                                                 $ 81,062

The mortgage loans are collaterized by 21 properties (which Properties collectively accounted for approximately 31% of the Company's Annualized Base Rent and approximately 24% of the Company's total assets as of March 31, 1998).

The following table presents scheduled principal payments on mortgage loans as of March 31, 1998 (in thousands):

   Twelve months period ending March 31, 1999     $ 3,060
   Twelve months period ending March 31, 2000       1,353
   Twelve months period ending March 31, 2001       1,442
   Twelve months period ending March 31, 2002      24,402
   Twelve months period ending March 31, 2003      23,946
        Thereafter                                 26,859
                                                  $81,062

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

Increases in revenues, expenses, net income in the three months ended March 31, 1998 when compared with the same period in 1997 were due primarily to the acquisition, development and sale of operating properties as follows:


                                            Number of           Square
                                      Operating Properties       Feet

   Acquisitions
        Industrial                              14            1,054,000
        Office                                  14            1,135,000

                                                28            2,189,000


   Development
        Industrial                               1               65,000

   Sales
        Office                                   2              213,000
        Retail                                   1               84,000

                                                 3              297,000


Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $4,238,000 or 75% in 1998 compared with 1997. This is due to an increase in rental income of $6,305,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $2,067,000.

This increase in rental income and expenses is primarily attributable to the acquisition of real estate investments. This acquisition activity increased rental income and rental expenses by $7,114,000 and $2,404,000, respectively. This was partially offset by the sale of two office properties in July 1997 and one retail property in October 1997 which generated a reduction in rental income and rental expenses of $1,252,000 and $558,000 respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $83,000 or 5% in 1998 compared with 1997. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1998, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $253,000 and $183,000 in the first quarter of 1998 and 1997, respectively. General and administrative expenses increased $296,000 or 55% in 1998 compared with 1997, primarily the result of the Company's growth in assets.

Liquidity and Capital Resources

The Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share in February 1997 and 7,245,000 shares of common stock at $19 5/8 per share in November 1997. Net cash proceeds from these offerings were used to pay off the outstanding borrowings under the Company's credit facility. The facility was amended and expanded to $150 million in June 1997. It was further expanded to $175 million in September 1997. Under this facility, the Company can borrow up to $25 million on an unsecured basis. The secured loans bear interest at a rate of LIBOR plus 1.50% and the unsecured loans bear interest at LIBOR plus 1.75%. The facility matures on July 1, 2000. The Company is in the process of renegotiating its secured line of credit, to reflect lower interest rates, to increase the unsecured subline and to increase advanced rates based on loan to value ratios. At April 30, 1998, the Company was in compliance with the covenants and requirements of its revolving credit facility which has an outstanding balance of $62,860,000.


The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the three months ended March 31, 1998, the Company's operating activities provided cash flow of $7,347,000. Investing activities utilized cash of $68,474,000 for real estate acquisitions. Financing activities provided net cash flow of $60,836,000 consisting of the proceeds from bank borrowings and mortgage loans of $84,604,000 and net proceeds from the issuance of common stock of $185,000 offset by repayment of bank borrowings and mortgage loans of $17,150,000 and payment of dividends of $6,803,000.

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

Dividends

Common stock dividends declared for the first quarter of 1998 were $0.30 per share. Distributions declared for the first quarter of 1998 were $0.30 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after they were declared.

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

Financial Condition

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 1998 and 1997 amounted to $9,541,000 and $4,806,000, respectively. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles), excluding gains from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. The Company's computation of Funds From Operations may, however, differ from the methodology for calculating Funds From Operations utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                                          Three Months           Three Months
                                             Ended                   Ended
                                         March 31, 1998         March 31, 1997

Funds From Operations (in thousands):

   Net Income                                $ 7,457                $ 3,655

   Add Back:
        Depreciation and Amortization          2,055                  1,126
        Minority Interest                         29                     25

   Funds From Operations                     $ 9,541                $ 4,806

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

     None










SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: May 12, 1998


     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)

   By:  /s/ SCOTT R. WHITNEY
        Scott R. Whitney
        Senior Vice President and
        Chief Financial Officer


   By:  /s/  HANH KIHARA
        Hanh Kihara
        Vice President and Controller
        (Principal Accounting Officer)

                                       Exhibit 11

                             Bedford Property Investors, Inc.
                    Statement of Computation of Earnings per Share (in thousands, except share and share amounts)

                                                      Three Months Ended March 31,

                                                          1998                   1997
Basic:
   Net income                                         $     7,457            $     3,655
   Less:Dividends on the Series A Convertible
          Preferred Stock                                    -                     1,125
        Distributions to Operating
          Partnership Unit Holders                           -                      -

   Net income applicable to common stockholders             7,457                  2,530

   Weighted average number of shares                   22,583,867              8,939,693

   Basic earnings per share                           $      0.33            $      0.28

Diluted:
   Net income                                         $     7,457            $     3,655
   Add: Minority interest                                      29                     25

   Net income for diluted earnings per share                7,486                  3,680

   Weighted average number of shares (from above)      22,583,867              8,939,693
   Weighted average shares issuable upon
     conversion of the Series A Convertible
     Preferred Stock                                         -                 4,166,667
   Weighted average shares of dilutive stock
     options using average period stock price
     under the treasury stock method                      277,674                205,299
   Weighted average shares issuable upon the
    conversion of operating partnership units              95,049                107,300
   Weighted average number of common shares -
        assuming dilution                              22,956,590             13,418,959

   Earnings per share - assuming dilution             $      0.33            $      0.27