Form 10-Q
period 1998-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1998-07-21
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998.

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


           Class                               Outstanding as of July 21, 1998
Common Stock, $0.02 par value
                                                                    22,647,528

                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                            Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                    1

Consolidated Balance Sheets as of June 30, 1998
and December 31, 1997                                        2

Consolidated Statements of Income for the three and six months ended
June 30, 1998 and 1997                                       3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1997 and the six months ended June 30, 1998     4

Consolidated Statements of Cash Flows for the six months ended
June 30, 1998 and 1997                                       5

Notes to Consolidated Financial Statements                6-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                  10-14


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                              15-16

SIGNATURES                                                  17

Exhibit 11                                                  18

Exhibit 27                                               19-20

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

               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
     AS OF JUNE 30, 1998 AND DECEMBER 31, 1997 (Unaudited)
      (in thousands, except share and per share amounts)

                                           June 30, 1998    December 31, 1997
Assets:

Real estate investments:
  Industrial buildings                        $283,662           $237,184
  Office buildings                             203,328            170,948
  Properties under development                  68,813             18,227

  Land held for development                      5,057              5,712

                                               560,860            432,071

  Less accumulated depreciation                 13,031              8,985

                                               547,829            423,086
Cash                                             1,505              1,361
Other assets                                    13,775              9,456


                                              $563,109           $433,903


Liabilities and Stockholders' Equity:

Bank loan payable                              117,210              8,216
Mortgage loans payable                          80,753             60,323
Accounts payable and accrued expenses            5,434              6,026
Dividend and distributions payable               7,502              6,804
Other liabilities                                3,020              4,611

    Total liabilities                          213,919             85,980

Minority interest in consolidated partnership    1,369              1,497

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued and
   outstanding 22,647,528 shares in 1998 and
   22,583,867 shares in 1997                       453                452
 Additional paid-in capital                    408,527            408,209
 Accumulated dividends in
    excess of net income                       (61,159)           (62,235)
      Total stockholders' equity               347,821            346,426

                                              $563,109           $433,903

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)
       (in thousands, except share and per share amounts)


                                        Three Months            Six Months

                                      1998       1997         1998       1997


Property operations:
   Rental income                    $17,118    $10,627      $32,479    $19,683
   Rental expenses:
        Operating expenses            2,476      1,560        4,603      3,023
        Real estate taxes             1,390        890        2,689      1,715
        Depreciation and
          amortization                2,313      1,248        4,368      2,374


Income from property operations      10,939      6,929       20,819     12,571

General and administrative expenses    (879)      (578)      (1,714)    (1,117)
Interest income                          46         44           93        144
Interest expense                     (2,210)    (1,509)      (3,816)    (3,032)


Income before minority interest       7,896      4,886       15,382      8,566

Minority interest                       (28)       (26)         (57)       (51)


Net income                          $ 7,868    $ 4,860      $15,325    $ 8,515


Net income applicable to
 common stockholders                $ 7,868    $ 3,735      $15,325    $ 6,265


Basic earnings per share            $  0.35    $  0.34      $  0.68    $  0.62


Weighted average number
  of shares                      22,615,685 11,127,153   22,599,864 10,039,466


Earnings per common share -
  assuming dilution                 $  0.34    $  0.31      $  0.67    $  0.59


Weighted average number of
   shares - assuming dilution    22,930,761 15,607,733   22,944,806 14,522,340


See accompanying notes to consolidated financial statements.


                BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1997 AND
              THE SIX MONTHS ENDED JUNE 30, 1998
           (in thousands, except per share amounts)



                                                       Accumulated       Total
                                         Additional      dividends      stock-
                               Common       paid-in   in excess of    holders'
                                stock       capital     net income      equity


Balance, December 31, 1996      $ 131      $147,622      $(73,997)     $73,756

Issuance of common stock          321       265,622          -         265,943

Costs of issuance of
  common stock                      -        (4,990)         -          (4,990)

Redemption of partnership units     -           (45)         -             (45)

Net Income                          -          -           31,291       31,291

Dividends to common stockholders
 ($1.13 per share)                  -          -          (16,029)     (16,029)

Dividends to preferred
  stockholders                      -          -           (3,500)      (3,500)


Balance, December 31, 1997      $ 452      $408,209      $(62,235)    $346,426

Issuance of common stock            1           318          -             319

Net income                          -          -           15,325       15,325

Dividends to common stockholders
 ($0.63 per share)                  -          -          (14,249)     (14,249)

Balance, June 30, 1998          $ 453      $408,527      $(61,159)    $347,821


See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited)
                         (in thousands)


                                                       1998              1997


Operating Activities:
  Net income                                         $15,325           $ 8,515

  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                     57                51
    Depreciation and amortization                      4,983             2,818
    Change in other assets                            (4,827)           (4,261)
    Change in accounts payable and
      accrued expenses                                   162             2,317
    Change in other liabilities                       (1,591)              396

Net cash provided by operating activities             14,109             9,836


Investing Activities:
  Investments in real estate                        (129,543)          (90,175)

Net cash used by investing activities               (129,543)          (90,175)

Financing Activities:
  Proceeds from bank loan                            126,544            67,333
  Proceeds from mortgage loan                         21,110              -
  Repayments of bank loan                            (18,189)          (55,909)
  Repayments of mortgage loans                          (470)             (180)
  Proceeds from issuance of common stock                 350            75,969
  Redemption of partnership units                       (159)             (257)
  Payment of dividends and distributions             (13,608)           (6,870)

Net cash provided by financing activities            115,578            80,086

Net increase (decrease) in cash                          144              (253)
Cash at beginning of period                            1,361             1,328

Cash at end of period                               $  1,505           $ 1,075

Supplemental disclosure of cash flow information:
a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired       $   -              $ 8,972

b)  Cash paid during the period for interest,
      net of amounts capitalized
      $1,310 in 1998 and $202 in 1997               $  2,644           $ 2,838

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

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under the Company's stock option plans are included in the calculation of diluted per share data if, upon exercise, they would have a dilutive effect. The diluted earnings per share calculation assumes conversion of the limited partnership units of Bedford Realty Partners, L.P., if such conversions would have dilutive effects, as of the beginning of the year.

Recent Accounting Pronouncements

In June 1997, the FASB issued Financial Accounting Statement No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. In February 1998, the FASB issued Financial Accounting Standard No. 132, Employers Disclosures About Pensions and Other Postretirement Benefits. SFAS 132 is effective with the year-end 1998 financial statements. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of June 30, 1998, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                    Percent
                                    Properties        Cost       of Total


Industrial Buildings                     62         $283,662         51
Office Buildings                         20          203,328         36
Properties Under Development              9           68,813         12
Land Held for Development                 6            5,057          1


Total                                    97         $560,860        100%

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of June 30, 1998 (in thousands):

                                                                           Less
                                                                    Accumulated
                                          Land       Building      Depreciation        Total

INDUSTRIAL PROPERTIES
Northern California                    $ 46,540      $100,778         $  4,516        $142,802
Southern California                      15,326        35,205            1,823          48,708
Denver, Colorado                          1,911         3,279              201           4,989
Arizona                                  10,771        27,975              655          38,091
Greater Portland Area                     2,652         8,477              612          10,517
Greater Kansas City Area                  3,399        13,380              842          15,937
Dallas, Texas                             2,978        10,991               19          13,950


Total Industrial                         83,577       200,085            8,668         274,994


SUBURBAN OFFICE PROPERTIES
Northern California                       4,313        13,460              435          17,338
Southern California                       7,312        18,084              576          24,820
Salt Lake City                              359         6,563              866           6,056
Greater Kansas City Area                  3,330         5,438              265           8,503
Greater Seattle Area                     15,116        30,225              806          44,535
Reno, Nevada                              2,102        10,513              283          12,332
Austin, Texas                             2,766         7,089              170           9,685
Arizona                                   9,148        17,071              364          25,855
Denver, Colorado                          5,559        44,880              255          50,184


Total Suburban Office                    50,005       153,323            4,020         199,308


PROPERTIES UNDER DEVELOPMENT
Northern California                       1,151         6,473               95           7,529
Arizona                                   1,033         6,231              154           7,110
Greater Kansas City Area                    518         3,031               94           3,455
Greater Seattle Area                       -           50,376             -             50,376



Total Properties Under Development        2,702        66,111              343          68,470


LAND HELD FOR DEVELOPMENT
Northern California                       2,135          -                -              2,135
Southern California                         996          -                -                996
Denver, Colorado                          1,739          -                -              1,739
Dallas, Texas                               187          -                -                187


Total Land Held for Development           5,057          -                -              5,057



Total                                  $141,341      $419,519          $13,031        $547,829

The Company internally manages all but 8 of its properties from its regional offices in Lafayette, CA; Tustin, CA; Phoenix, AZ; Lenexa, KS; Denver, CO; and Seattle, WA. For the 8 properties located in markets not served by a regional office, the Company has subcontracted on-site management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

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

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. A director of the Company was a 9% owner of the property and received 8,991 OP units in connection with the Down REIT transaction. This director did not participate in the approval of the acquisition.
The sellers of the property received 108,495 OP Units. As of June 30, 1998, the Company has redeemed 21,607 OP units for cash.

Note 4.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.35% to 1.10%. The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. The credit facility is secured by mortgages on 45 properties (which properties collectively accounted for approximately 55% of the Company's Annualized Base Rent and approximately 44% of the Company's total assets as of June 30, 1998), together with the rental proceeds from such properties. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations.

The daily weighted average amount owing to the bank was $48,342,000 and $22,417,000 for the six months ended June 30, 1998 and 1997, respectively. The weighted average interest rates in each of these periods was 7.28% and 7.61%, respectively. The effective interest rate at June 30, 1998 was 6.98%.

Mortgage Loans Payable

Mortgage loans payable at June 30, 1998 consist of the following (in thousands):

   Floating rate note due December 15, 1999
     current rate of 8.75%                       $  1,810
   7.5% note due January 1, 2002                   24,491
   7.02% note due March 15, 2003                   24,907
   8.9% note due July 31, 2006                      8,751
   6.91% note due July 31, 2006                    20,794
                                                 $ 80,753

The mortgage loans are collaterized by 21 properties (which Properties collectively accounted for approximately 30% of the Company's
Annualized Base Rent and approximately 22% of the Company's total assets as of June 30, 1998).

The following table presents scheduled principal payments on mortgage loans as of June 30, 1998 (in thousands):

   Twelve months period ending June 30, 1999    $   3,076
   Twelve months period ending June 30, 2000        1,363
   Twelve months period ending June 30, 2001        1,467
   Twelve months period ending June 30, 2002       24,303
   Twelve months period ending June 30, 2003       23,834
        Thereafter                                 26,710
                                                $  80,753

Note 5.  Comprehensive Income

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of income to derive Comprehensive Income in accordance with FASB Statement No. 130, Reporting Comprehensive Income.

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

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the Western United States.

Increases in revenues, expenses, and net income in the three and six months ended June 30, 1998 when compared with the same periods in 1997 were due primarily to property additions by acquisition and development offset in part by the sale of operating properties as follows:

                            Activities from January 1, 1997             Activities from July 1, 1997
                                   to June 30, 1997                       to June 30, 1998
                             Number of            Square                 Number of             Square
                       Operating Properties        Feet              Operating Properties       Feet

   Acquisitions
     Industrial                  4               444,100                    19                 1,154,000
     Office                      4               503,014                     8                   883,000

                                 8               947,114                    27                 2,037,000


   Development
     Industrial                  -                  -                        4                   365,000

   Sales
     Office                      -                  -                        2                   213,000
     Retail                      -                  -                        1                    84,000

                                 -                  -                        3                   297,000

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $4,010,000 or 58% in 1998 compared with 1997. This is due to an increase in rental income of $6,491,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $2,481,000.

This increase in rental income and expenses is primarily attributable to property additions by acquisition and development of real estate investments. The acquisition and development activities increased rental income and rental expenses by $7,284,000 and $2,622,000, respectively. This was partially offset by the sale of two office properties in July 1997 and one retail property in October 1997 which resulted in a reduction in rental income and rental expenses of $1,238,000 and $495,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $701,000 or 46% in 1998 compared with 1997. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1998, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $259,000 and $187,000 in the second quarter of 1998 and 1997, respectively. General and administrative expenses increased $301,000 or 52% in 1998 compared with 1997, primarily the result of the Company's growth in assets.

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30,
1997

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $8,248,000 or 66% in 1998 compared with 1997. This is due to an increase in rental income of $12,796,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $4,548,000.

This increase in rental income and expenses is primarily attributable to property additions by acquisition and development of real estate investments. The acquisition and development activities increased rental income and rental expenses by $14,384,000 and $4,984,000, respectively. This was partially offset by the sale of two office properties in July 1997 and one retail property in October 1997 which resulted in a reduction in rental income and rental expenses of $2,490,000 and $1,053,000, respectively.


Expenses
Interest expense, which includes amortization of loan fees, increased $784,000 or 26% in 1998 compared with 1997. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1998, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $512,000 and $370,000 in the six months ended June 30 of 1998 and 1997, respectively. General and administrative expenses increased $597,000 or 53% in 1998 compared with 1997, primarily the result of the Company's growth in assets.

Liquidity and Capital Resources

The Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share in February 1997 and 7,245,000 shares of common stock at $19 5/8 per share in November 1997. Net cash proceeds from these offerings were used to pay off the outstanding borrowings under the Company's credit facility. In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.35% to 1.10%. The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of June 30, 1998, the Company was in compliance with the covenants and requirements of its revolving credit facility which has an outstanding balance of $117,210,000 which consists of secured loans.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the six months ended June 30, 1998, the Company's operating activities provided cash flow of $14,109,000. Investing activities utilized cash of $129,543,000 for real estate acquisitions. Financing activities provided net cash flow of $115,578,000 consisting of the proceeds from bank borrowings and mortgage loans of $147,654,000 and net proceeds from the issuance of common stock of $ 350,000, offset by repayment of bank borrowings and mortgage loans of $18,659,000, payment of dividends and distributions of $13,608,000 and redemption of partnership units of $159,000.

The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), (iii) the sale of certain real estate investments, and
(iv) the sale of equity securities and, possibly, the issuance of equity securities in connection with acquisitions.

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

Potential Factors Affecting Future Operating Results

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company recognizes that its results from operations may be impacted negatively by future increases in interest rates and substantial additional borrowings to finance additional property acquisitions.

While the Company has historically been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 1998 and beyond may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

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

Dividends

Common stock dividends declared for the first and second quarters of 1998 were $0.30 and $0.33 per share, respectively. Distributions declared for the first and second quarters of 1998 were $0.30 and $0.33 per OP Unit, respectively. Consistent with the Company's policy, dividends and distributions were paid in the quarter after they were declared.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 1998 amounted to $10,209,000 and $19,750,000, respectively.
During the same periods in 1997, FFO amounted to $6,134,000 and $10,940,000, respectively. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles), excluding gains from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. The Company's computation of Funds From Operations may, however, differ from the methodology for calculating Funds From Operations utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1998      1997       1998      1997

Funds From Operations (in thousands):

   Net Income                      $ 7,868   $ 4,860    $ 15,325   $ 8,515

   Add Back:
        Depreciation and
         Amortization                2,313     1,248       4,368     2,374
        Minority Interest               28        26          57        51

   Funds From Operations          $ 10,209   $ 6,134    $ 19,750   $10,940

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   None

Item 2.  CHANGES IN SECURITIES

   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual stockholders' meeting on May 13, 1998, to consider the following proposals:

   1. Election of seven directors by the holders of the Common Stock for the ensuing year.

   2. To approve the amendment and restatement of the Company's 1992 Directors' Stock Option Plan, including the increase in the number of shares of common stock reserved for issuance hereunder by 500,000 shares.

   3.   To approve the amendment and restatement of the Company's
        Employee Stock Option Plan, including the increase in the number of shares of common stock reserved for issuance thereunder by 2,100,000 shares.

   4. To ratify the appointment by the Board of Directors of the Company's independent public accountants for the year ending December 31, 1998.

All proposals were approved. Following are the results of the voting for proposals 2, 3 and 4:

                                            For         Withheld        Abstain

1. To elect seven directors to serve until the next annual meeting of stockholders

        Claude M. Ballard                  20,695,278       52,032
        Peter B. Bedford                   20,697,728       49,582
        Anthony M. Downs                   20,697,377       49,933
        Thomas G. Eastman                  20,696,128       51,182
        Anthony M. Frank                   20,697,358       49,952
        Thomas H. Nolan                    20,697,528       49,782
        Martin I. Zankel                   20,681,778       65,532

2. To approve amendments to the Company's
   1992 Directors' Stock Option Plan       14,400,349    3,783,690       53,118

3. To approve amendments to the Company's
   Employee Stock Option Plan              15,415,581    2,763,077       58,499

4. To ratify the appointment by the Board
   of Directors of the Company's
   independent public accountants          20,692,939       38,380       15,991

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

     10.17*     Fourth Amended and Restated Credit Agreement (Secured
                Loan) among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks, and Union Bank of California, NA as Co-Agent for the Banks, dated June 15, 1998.

     10.18* Amended and Restated Unsecured Credit Agreement among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks, and Union Bank of California, N.A., as Co-Agent for the Banks, dated June 15, 1998.

     11*        Statement of Computation of Earnings Per Share.

     27*        Financial Data Schedule

* Filed herewith

B.   Reports on Form 8-K

     During the quarter ended June 30, 1998, the Company filed on June 23, 1998 a report on Form 8-K, reporting item (5) and (7) in reference to the Company's press release issued to the public on June 18, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: July 21, 1998


     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)

   By:  /s/ SCOTT R. WHITNEY
        Scott R. Whitney
        Senior Vice President and
        Chief Financial Officer


   By:  /s/  HANH KIHARA
        Hanh Kihara
        Vice President and Controller
        (Principal Accounting Officer)

                           Exhibit 11

                Bedford Property Investors, Inc.
         Statement of Computation of Earnings per Share
         (in thousands, except share and share amounts)

                                         Three Months Ended June 30,    Six Months Ended June 30,

                                            1998           1997            1998         1997
Basic:
   Net income                            $     7,868      $     4,860    $     15,325  $     8,515
   Less:  Dividends on the Series A
          Convertible Preferred Stock           -               1,125            -           2,250

   Net income applicable to common
     stockholders                        $     7,868      $     3,735    $     15,325  $     6,265

   Weighted average number of shares      22,615,685       11,127,153      22,599,864   10,039,466

   Basic earnings per share              $      0.35      $      0.34    $       0.68  $      0.62

Diluted:
   Net income applicable to common
     stockholders                        $     7,868      $     3,735    $     15,325  $     6,265
   Add: Dividends on the Series A
        Convertible
        Preferred Stock                         -               1,125            -           2,250
        Minority interest                         28               26              57           51

   Net income for diluted earnings
     per share                           $     7,896      $     4,886    $     15,382  $     8,566

   Weighted average number of shares
     (from above)                         22,615,685       11,127,153      22,599,864   10,039,466
   Weighted average shares issuable upon
         conversion of the Series A
         Convertible Preferred Stock            -           4,166,667            -       4,166,667
   Weighted average shares of dilutive
     stock options using average period
     stock price under the treasury
     stock method                            225,267          218,864         252,527      214,472
   Weighted average shares issuable
     upon the conversion of operating
     partnership units                        89,809           95,049          92,415      101,735
   Weighted average number of common
     shares - assuming dilution           22,930,761       15,607,733      22,944,806   14,522,340

   Earnings per share - assuming
     dilution                            $      0.34      $      0.31     $      0.67  $      0.59