Form 10-Q/A
period 1998-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1998-07-29
CIK 910079

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

                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                            Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                             1

Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997                                                 2

Consolidated Statements of Income for the three months ended
March 31, 1998 and 1997                                               3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1997 and the three months ended March 31, 1998           4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1998 and 1997                                               5

Notes to Consolidated Financial Statements                         6-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                           10-13


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                          14

SIGNATURES                                                           15

Exhibit 11                                                           16

Exhibit 27                                                           17

Exhibit 27 Amended                                                   18

                 BEDFORD PROPERTY INVESTORS, INC.

The Company hereby amends Form 10-Q for the three Months ended March 31, 1998 which was filed on May 12, 1998. The amendment consists of restating the earnings per share on the Financial Data Schedule for the three months ended March 31, 1997 to conform with Financial Accounting Standard No. 128.


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


Mortgage Loans Payable

Mortgage loans payable at March 31, 1998 consist of the following (in thousands):

   Floating rate note due December 15, 1999
     current rate of 8.75%                       $  1,817
   7.5% note due January 1, 2002                   24,584
   7.02% note due March 15, 2003                   25,000
   8.9% note due July 31, 2006                      8,787
   6.91% note due July 31, 2006                    20,874
                                                  $81,062

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

     27*        Financial Data Schedules

* Filed herewith

B.   Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: July 29, 1998


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