Form 10-K/A
period 1997-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1998-08-19
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-K/A

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997

                Commission file number  1-12222

                BEDFORD PROPERTY INVESTORS, INC.
    (Exact name of Registrant as specified in its charter)

MARYLAND                                              68-0306514
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)            Identification No.)


          270 Lafayette Circle, Lafayette, CA   94549
           (Address of principal executive offices)

Registrant's telephone number, including area code(510)  283-8910


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

The Company hereby amends Form 10-K for the year ended December 31, 1997 which was filed on March 27, 1998. The amendment consists of restating the earnings per share on the Financial Data Schedules for the years ended December 31, 1996 and 1995 to conform with Financial Accounting Standard No. 128.

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
                                                                                        construction supplies.

115 Mason Circle, Concord            N/A        N/A       N/A      100% 5    100%       Mechanical systems insulation and
                                                                                        acoustical contractor, pipeline servicing
                                                                                        co., wholesale distributor of computer
                                                                                        peripherals and software, distributor of
                                                                                        fluid ceiling products, manufacturer and
                                                                                        welder of pipes.

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
                                                                                        assembly.

47600 Westinghouse Drive,
   Fremont                           N/A        N/A      N/A       100% 1    100% 1     Research and development assembly and
                                                                                        testing related to the semi-
                                                                                        conductor/electronics industry.

47633 Westinghouse Drive,
   Fremont                           N/A        N/A      N/A       100% 1    100% 1     Design and manufacture chemical vapor
                                                                                        equipment for semi-conductors.

6500 Kaiser Drive, Fremont           N/A        N/A      N/A        N/A      100% 1     Officce, research and development,
                                                                                        manufacturing of computers.

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

O'Toole Business Center, San Jose    N/A        N/A      N/A         94% 0    90% 0     N/A

301 East Grand, South
    San Francisco                    N/A        N/A     71% 2       100% 3   100% 3     Freight forwarding, furniture
                                                                                        wholesale, and distributor of MRI
                                                                                        Equipment.

342 Allerton, South
    San Francisco                    N/A        N/A    100% 4      100% 4    100% 4     Freight forwarding.

400 Grandview, South
    San Francisco                    N/A        N/A    100% 5      100% 5    100% 4     Radiology research and developer,
                                                                                        freight forwarding, manufacturing
                                                                                        and distribution of point-
                                                                                        of-sale marketing products.

410 Allerton, South
    San Francisco                    N/A        N/A    100% 1      100% 1    100% 1     Candy manufacturer and distributor.

417 Eccles, South
    San Francisco                    N/A        N/A    100% 2      100% 2     53% 1     Storage/distribution of food
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

2601 W. Broadway, Tempe              N/A        N/A     N/A         N/A      100% 1     Wireless phone service provider.

Phoenix Airport Center #3,
    Phoenix                          N/A        N/A     N/A         N/A      100% 1     Cosmetic manufacturing and
                                                                                        distribution.

Butterfield Business Center,
    Tucson                           N/A        N/A     N/A         N/A      100% 3     Sears call center, polish/wax
                                                                                        research and development.

Greater Portland Area, Oregon
Twin Oaks Technology Center,
    Beaverton                        N/A        N/A      81% 2       91% 3     96% 2     Software developer and
                                                                                        telecommunications.

Twin Oaks Business Park,
    Beaverton                        N/A        N/A      94% 3       80% 4     81% 4    Electronic engineering,
                                                                                        electronic equipment assembly,
                                                                                        computer equipment distributor
                                                                                        and postal service.

Kansas City, Kansas
Ninety-Ninth Street #1, Lenexa       N/A        N/A     100% 2      100% 2    100% 2    Tool distribution and surgical
                                                                                        instrument manufacturing.

Ninety-Ninth Street #2, Lenexa       N/A        N/A     100% 1      100% 1    100% 1    Drug testing clinic.

Ninety-Ninth Street #3, Lenexa       100% 2     100% 2  100% 2       89% 2    100% 2    Warehouse for computer cables/wiring
                                                                                        and storage of corporate records/
                                                                                        supplies.

Lackman Business Center,
    Lenexa                           N/A        N/A    98% 2        91% 2    100% 2     Data document services and
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

100 View Street, Mountain View       N/A        N/A    N/A         100% 4    100% 3     Architectural servicing (two
                                                                                        tenants), designing and marketing
                                                                                        of integrated circuits for semi-
                                                                                        conductors, research and development
                                                                                        of governmental devices.

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
                                                                           16,055            $3.60       Feb. 99      1-3 yr.

Arizona
Westech Business Center, Phoenix     $78,241          0       143,940        N/A              N/A         N/A         N/A
                                  $12.69/100

2601 W. Broadway, Tempe              $49,095          1        44,244      44,244            $7.14       Jan. 07      None
                                  $12.27/100

Phoenix Airport Center #3,           $42,460          1        55,122      55,122            $6.36       Jul. 01      None
    Phoenix                       $12.69/100

Butterfield Business Center,         $73,510          3        95,746      50,000            $7.92       Aug. 99      None
    Tucson                        $15.95/100                               14,982            $2.60       Aug. 99      None
                                                                           22,002            $8.37       Jun. 01      None

Greater Portland Area
Twin Oaks Technology Center,         $54,684          2        95,173      11,460            $5.20       Nov. 98      None
    Beaverton                      $1.41/100                               14,690            $7.56       Aug. 98      None

Twin Oaks Business Park,             $39,439          4        66,339       7,633            $9.60       Nov. 02      None
    Beaverton                      $1.41/100                                6,702            $9.00       Feb. 00      None
                                                                           14,522           $10.67       Jul. 99      1-3 yr.
                                                                           11,686            $7.48       May 99       1-2 yr.

Greater Kansas City Area
Ninety-Ninth Street #1,              $48,647          2        35,516      19,019            $8.09       Sep. 00      1-3 yr.
    Lenexa                         $1.13/100                               13,305            $7.25       Oct. 02      None

Ninety-Ninth Street #2,              $26,397          1        12,974      12,974            $8.62       Oct. 99      None
    Lenexa                         $1.13/100

Ninety Ninth Street #3,              $61,354          2        50,000      13,000            $7.10       Dec. 03      1 yr.
    Lenexa                         $1.13/100                               31,250            $5.38       May 98       1-5 yr.

Lackman Business Center,             $61,235          3        45,956       5,510           $10.45       Jan. 98      None
    Lenexa                         $1.13/100                                5,132            $9.68       May 98       None
                                                                            5,320            $7.95       Jun. 99      None

85th Street, Lenexa                  $81,453          1       171,642     171,642            $3.11       Nov. 01      1-5 yr.
                                   $1.13/100

Panorama Business Center,           $111,362          2       103,457      12,491            $5.95       Sep. 01      1-5 yr.
    Kansas City                    $9.23/100                               12,951            $5.15       Feb. 01      None

Dallas, Texas
Ferrell                              $37,349          5        68,580      11,430            $4.50       Jan. 00      None
                                   $4.76/100                               11,430            $4.50       Feb. 99      None
                                                                           11,430            $4.20       Feb.00       None
                                                                           11,430            $4.50       Jul. 01      1 yr.
                                                                           11,430            $4.50       Apr. 99      1-3 yr.

SUBURBAN OFFICE PROPERTIES
Northern California
Village Green, Lafayette             $25,176          4        16,895       2,119           $21.66       Aug. 99      None
                                   $1.14/100                                3,675           $26.84       Mar. 05      None
                                                                            1,798           $22.05       Mar. 05      None
                                                                            2,516           $22.03       Mar. 05      None

100 View Street,                     $56,297          3        42,141       5,490           $20.28       Jul. 01      1-5 yr.
    Mountain View                  $1.06/100                               12,112           $18.60       Mar. 99      1-3 yr.
                                                                            9,875           $22.20       Oct. 00      None

Monterey Commerce Center 1,          $57,957          4        50,031       5,809           $20.04       Aug. 99      None
    Monterey                       $1.00/100                                7,000           $18.96       Mar. 03      None
                                                                           16,088           $20.92       Jul. 98      None
                                                                            5,046           $19.62       Mar. 98      None

Canyon Park,                         $67,261          2        57,667      43,415           $16.48       Feb. 00      None
    San Ramon                      $1.08/100                                7,736           $18.60       Jan. 98      None

Southern California
Laguna Hills Square, Laguna          $67,008          4        51,734       8,474           $33.60       Jun. 02      1-5 yr.
                                   $1.05/100                                7,368           $25.24       Apr. 00      1-3 yr.
                                                                            6,391           $24.24       Sep. 00      1-5 yr.
                                                                            9,229           $17.64       Jun. 02      2-3 yr.

Carroll Tech III, San Diego          $22,829          1        29,307      29,307            $8.52       Dec. 98      1-5 yr.
                                   $1.12/100

Scripps Wateridge, San Diego        $175,873          2       123,853      49,295            $9.62       Jul. 06      1-5 yr.
                                   $1.12/100                               74,558           $12.60       Aug. 05      2-3 yr.

Denver
Oracle Building,                    $250,217          2        90,712      10,043           $18.00       Aug. 11      1-4 yr.
    Denver                        $12.76/100                               74,265           $24.00       Sep. 03      1-2 yr.

Salt Lake City
Woodlands Tower II,                 $119,869          2       114,352      42,590           $15.74       Feb. 02      1-5 yr.
    Salt Lake City                 $1.27/100                               22,599           $15.00       Jan. 01      None

Greater Kansas City Area
6600 College Blvd.,                 $167,955          1        79,316      62,441           $11.80       Dec. 99      None
    Overland Park                 $11.95/100

Greater Seattle Area
Kenyon Center, Bellevue             $171,902          1        94,840      94,840           $11.61       Feb. 00      1-5 yr.
                                   $1.16/100

Orillia Office Park, Renton         $262,365          2       334,255     274,405            $9.35       Feb. 04      None
                                   $1.32/100                               59,850            $9.35       Feb. 04      None

Reno
U.S. Bank Centre, Reno              $109,333          1       104,324      35,361           $17.40       Apr. 00      2-5 yr.
                                   $3.35/100

Austin
9737 Great Hills Trail, Austin      $168,973          1        82,680      82,680           $18.00       Dec. 01      1-5 yr.
                                   $2.48/100

Arizona
Executive Center at Southbank,      $151,381          4       140,157      38,106            $9.18       Apr. 02      1-5 yr.
    Phoenix                       $16.50/100                               17,910            $7.96       Sep. 03      2-5 yr.
                                                                           30,518           $10.00       Jun. 01      2-5 yr.
                                                                           21,626           $10.00       Jul. 02      2-5 yr.

Troika Building, Tucson             $109,698          1        52,000      52,000            $9.00       Oct. 01      None
                                  $16.94/100

Phoenix Airport Center #1,           $31,022          5        32,460      11,990           $10.95       Aug. 00      None
    Phoenix                       $12.69/100                                4,527           $15.00       Mar. 01      None
                                                                            4,449           $17.55       Dec. 02      None
                                                                            4,041           $16.39       Jul. 01      None
                                                                            4,502           $12.00       M-T-M        None


Phoenix Airport Center #2,           $48,035          1        35,768      35,768            $7.20       Aug. 01      None
    Phoenix                       $12.69/100

Phoenix Airport Center #4,           $25,100          1        30,504      30,504            $7.20       Jun. 00      None
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

                 Net Effective Rent                        Net Effective Rent
                          ($/Sq/Yr)                                 ($/Sq/Yr)
Properties           At End of Year        Properties          At End of Year


INDUSTRIAL PROPERTIES(continued):


400 Grandview                              410 Allerton
     1993                      N/A            1993                        N/A
     1994                      N/A            1994                        N/A
     1995                    $7.49            1995                      $5.16
     1996                    $7.53            1996                      $5.16
     1997                    $7.03            1997                      $5.16

417 Eccles                                 2277 Pine View Way
     1993                      N/A            1993                        N/A
     1994                      N/A            1994                        N/A
     1995                    $5.71            1995                        N/A
     1996                    $6.01            1996                        N/A
     1997                    $6.36            1997                      $6.91

Monterey Commerce Center 2                 Monterey Commerce Center 3
     1993                      N/A            1993                        N/A
     1994                      N/A            1994                        N/A
     1995                      N/A            1995                        N/A
     1996                      N/A            1996                        N/A
     1997                   $14.16            1997                     $14.70

Southern California

Dupont Industrial Center                   Carroll Tech II
     1993                      N/A            1993                        N/A
     1994                    $3.07            1994                        N/A
     1995                    $3.17            1995                        N/A
     1996                    $3.53            1996                        N/A
     1997                    $3.40            1997                     $11.52

3002 Dow Business Center                   Signal Systems Building
     1993                      N/A            1993                        N/A
     1994                      N/A            1994                        N/A
     1995                    $8.88            1995                        N/A
     1996                    $8.55            1996                      $7.80
     1997                    $8.32            1997                      $8.11

Carroll Tech I                             Vista I
     1993                      N/A            1993                        N/A
     1994                      N/A            1994                        N/A
     1995                      N/A            1995                        N/A
     1996                   $10.35            1996                      $5.16
     1997                   $11.93            1997                     $0.00**

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

ITEM 6.  SELECTED FINANCIAL DATA

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):


        (in thousands of dollars, except per share data)
                                     1997          1996            1995           1994          1993


Operating Data:
   Rental income                   $ 46,377     $ 27,541       $ 11,695       $  9,154       $   7,207
   Net income                        31,291       11,021          2,895          3,609           3,147
   Net income applicable
       to common stockholders        27,791        6,516          1,607          3,609           3,147

   Net income
       per common share -
       assuming dilution           $   1.94     $   1.14       $   0.52       $   1.17       $    1.04

Balance Sheet Data:
   Real estate investments         $423,086     $224,501       $128,964       $ 55,053    $  35,962
   Bank loan payable                  8,216       46,097         43,250         22,400        3,621
   Mortgage loans payable            60,323       51,850           -              -            -
   Redeemable preferred shares         -          50,000         50,000           -            -
   Common and other
       stockholders' equity         346,426       73,756         32,435         36,932       35,441

Other Data:
   Net cash provided by
       operating activities        $ 25,041     $ 14,378       $  4,898       $  2,716    $   1,220
   Net cash (used) provided
         by investing activities   (180,358)     (96,964)       (73,259)       (19,720)      10,085
   Net cash provided (used)
         by financing activities    155,350       82,887         64,655         16,807       (6,550)

   Funds From Operations(1)          25,582       13,645          5,021          3,622        1,964
   Dividends declared per share    $   1.13     $   1.00       $   0.82       $   0.71    $    0.36


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

   Exhibit No.List of Exhibits

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

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (in thousands)

                                                   1997            1996           1995


Operating Activities:
   Net income                                    $31,291         $11,021        $2,895
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Minority interest                             108            -             -
       Depreciation and amortization               6,697           3,757         1,806
       Loss (gain) on sale of
         real estate investments                 (11,533)           (406)          642
       Increase in other assets                   (4,655)         (2,118)       (1,679)
       Increase in accounts payable
         and accrued expenses                      1,282             763           601
       Increase in other liabilities               1,851           1,361           633


Net cash provided by operating activities         25,041          14,378         4,898


Investing Activities:
   Investments in real estate                   (212,267)       (104,483)      (81,173)
   Proceeds from sales of real
      estate investments                          31,909           7,519         7,914


Net cash used by investing activities           (180,358)        (96,964)      (73,259)


Financing Activities:
  Proceeds from bank loan payable                167,559         101,189        47,100
  Repayment of bank loan payable                (206,804)        (99,048)      (26,250)
  Proceeds from mortgage loans payable              -             49,384          -
  Repayment of mortgage loans payable               (441)           -             -
  Issuance of common stock                       210,953          40,476            64
  Net proceeds from sale of preferred stock         -               -           46,369
  Redemption of rights                              -               -              (60)
  Redemption of partnership units                   (257)           -             -
  Payment of dividends                           (15,660)         (9,114)       (2,568)


Net cash provided by financing activities        155,350          82,887        64,655


Net increase (decrease) in cash                       33             301        (3,706)
Cash at beginning of year                          1,328           1,027         4,733


Cash at end of year                            $   1,361        $  1,328       $ 1,027


Supplemental disclosure of cash flow
  information
a)   Non-cash investing and financing
     activities:
       Debt incurred with real
        estate acquired                        $   8,914        $  2,283       $ 3,000
       Issuance of limited partnership
        units for real estate acquired              -              1,709          -
       Note receivable from sale of
        real estate investment                      -                 50          -
b)   Cash paid during the year for
     interest, net of amounts capitalized      $   7,291        $  3,380       $ 1,283
c)   Conversion of Preferred Stock
        (see footnote 9)                       $  50,000            -             -

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

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 1997 are as follows (in thousands):

                  1998              $  7,146
                  1999                 5,819
                  2000                 8,767
                  2001                 8,023
                  2002                 5,138
                  Thereafter          14,304
                                    $ 49,197

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

A summary of the status of the Company's plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                 1997                         1996                         1995
                              Weighted Avg.                 Weighted Avg.                Weighted Avg.
                           Shares     Exercise Price    Shares      Exercise Price   Shares       Exercise Price
Employee Plan
Outstanding at
  beginning of year        242,250     $12.94              93,750      $12.78         107,500      $13.04
Granted                    483,000      18.25             267,000       13.00          86,000       11.50
Exercised                   (7,125)     13.37            (106,000)      12.96         (56,875)      11.14
Forfeited                  (29,375)     13.30             (12,500)      12.92         (42,875)      12.91

Outstanding at
  end of year              688,750     $16.64             242,250      $12.94          93,750      $12.78

Options exercisable        118,750                         45,063                      25,875

Weighted average fair
 value of options
 granted during the year               $ 1.94                          $ 1.37                      $ 1.19

Directors' Plan
Outstanding at
  beginning of year        295,000     $ 9.94             250,000      $ 8.28         175,000      $ 6.76
Granted                     70,000      18.82              70,000       14.22          75,000       11.84
Exercised                     -           -               (25,000)       5.33            -            -

Outstanding at end
  of year                  365,000     $11.65             295,000      $ 9.94         250,000      $ 8.28

Options exercisable        365,000                        295,000                     175,000

Weighted average fair
  value of options
  granted during
  the year                             $ 1.59                          $ 1.06                      $ 1.16

The following table summarizes information about stock options outstanding on December 31, 1997:

                                     Options Outstanding                            Options Exercisable
                                        Weighted Avg.
  Range of                 Number         Remaining        Weighted Avg.        Number       Weighted Avg.
Exercise Price          Outstanding    Contractual Life   Exercise Price     Exercisable    Exercise Price

Employee Plan
$  8.50                     2,750             0.4            $  8.50              2,750        $  8.50
  13.75 to 14.00           49,750             2.5              13.93             47,750          13.95
  11.50                    34,500             7.7              11.50             17,250          11.50
  13.00                   120,750             8.3              13.00             51,000          13.00
$ 17.63 to 20.75          481,000             9.3              18.25               -               -

$  8.50 to 20.75          688,750             8.5            $ 16.64            118,750        $ 13.06

Directors' Plan
$  5.33                   100,000             0.9            $  5.33            100,000        $  5.33
    7.71                   25,000             0.9               7.71             25,000           7.71
  12.97                    25,000             1.8              12.97             25,000          12.97
  11.82 to 11.85           75,000             3.2              11.84             75,000          11.84
  14.22                    70,000             8.8              14.22             70,000          14.22
$ 18.82                    70,000             9.8            $ 18.82             70,000        $ 18.82

$  5.33 to 18.82          365,000             4.7            $ 11.65            365,000        $ 11.65

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

1Not applicable before 1995. The Series A Convertible Preferred Stock was issued in September 1995.

2Not applicable before 1996. The Operating Partnership Units were issued in December 1996.

Note 12 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 1997 and 1996 (in thousands of dollars, except per share data):

1997 Quarters Ended                              3/31       6/30        9/30        12/31


Rental income                                  $9,056     $10,627     $12,789     $13,905

Income from property operations                 5,642       6,929       8,295       8,966

Income before gain on sales of real estate
  investments and minority interest             3,680       4,886       5,022       6,278

Net income                                     $3,655     $ 4,860     $15,781     $ 6,995

Net income applicable to common
  stockholders1                                $2,530     $ 3,735     $14,531     $ 6,995

Basic earnings per share3                      $ 0.28     $  0.34     $  1.30     $  0.37

Earnings per share -
  assuming dilution3                           $ 0.27     $  0.31     $  1.01     $  0.35


1996 Quarters Ended                             3/31        6/30        9/30       12/31


Rental income                                  $5,709     $ 6,369     $ 7,090     $ 8,373

Income from property operations                 3,347       3,857       4,230       5,130

Income before gain on sales of real
  estate investments                            1,953       2,621       2,932       3,109

Net income                                     $1,953      $2,980      $2,932     $ 3,156

Net income applicable to common
  stockholders2                                $  828      $1,855      $1,807     $ 2,026

Basic earnings per share3                      $ 0.27      $ 0.33      $ 0.28     $  0.31

Earnings per share -
  assuming dilution3                           $ 0.26      $ 0.30      $ 0.27     $  0.29


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

                            BEDFORD PROPERTY INVESTORS, INC.
               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  December 31, 1997
                             (in thousands of dollars)

                                  Initial                Cost
                              Cost to Company        Capitalized        Gross Amount          Accumu-                     Depre
                                       Buildings      Subsequent      Carried at Close        lated     Date      Date    ciable
                                           &              to             of Period            Depre-    Con-      Ac-     Life
Description                    Land    Improvement   Acquisition  Land     Building  Total    ciation   structed  quired  (Years)

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

(B)The aggregate cost for Federal income tax purposes is $296,993.
(C)In the third quarter 1995, the Company decided to sell the Cody Street Park, Building 6. The property was sold on September 20, 1995.
(D)     During 1995, the Company continued to
        offer for sale the IBM Building located
        in Jackson, Mississippi.  This property
        was first offered for sale in 1991, at
        which time the Company's investment in
        the property was written down by
        $2,113,000.  The property sold on
        October 2, 1995.
(E)  The property was sold in April 1996.
(F)  The properties were sold in December 1996.
(G)  The properties were sold in July 1997.
(H)  The property was sold in October 1997.

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

Dated:  August 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                           August 19, 1998
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Claude M. Ballard                                          August 19, 1998
Claude M. Ballard, Director

/s/ Anthony Downs                                              August 19, 1998
Anthony Downs, Director

/s/ Anthony M. Frank                                           August 19, 1998
Anthony M. Frank, Director

/s/ Martin I. Zankel                                           August 19, 1998
Martin I. Zankel, Director

/s/ Thomas H. Nolan, Jr.                                       August 19, 1998
Thomas H. Nolan, Jr., Director

/s/ Thomas G. Eastman                                          August 19, 1998
Thomas G. Eastman, Director

/s/ Scott R. Whitney                                           August 19, 1998
Scott R. Whitney
Senior Vice President and
Chief Financial Officer

/s/ Hanh Kihara                                                August 19, 1998
Hanh Kihara, Vice President Controller

                           Exhibit 12

                Bedford Property Investors, Inc.
Computation of Ratio of Earnings to Fixed Charges and Preferred
          Dividends and Limited Partner Distributions
                (in thousands, except for ratio)

                                                         Year Ended December 31,
                                                 1997       1996         1995       1994       1993

Net income                                     $31,291    $11,021      $ 2,895    $3,609     $3,147

Fixed charges - interest and amortization
   of loan fees                                  7,918      4,347        1,594       955        716

Fixed charges - interest capitalized               627       -            -         -          -

Net income including fixed charges              39,836     15,368        4,489     4,564      3,863

Preferred dividends and limited partner
   distributions                                 3,608      4,505        1,288      -          -

Net income including fixed charges,
   preferred dividends and limited
   partner distributions                       $43,444    $19,873      $ 5,777    $4,564     $3,863

Ratio of earnings to fixed charges,
   including preferred dividends and
   limited partner distributions                  3.57       2.25         2.00      4.78       5.40

Ratio of earnings to fixed charges,
   excluding preferred dividends and
   limited partner distributions                  4.66       3.54         2.82      4.78       5.40

                          Exhibit 21.1

        Subsidiaries of Bedford Property Investors, Inc.


                                                                         Name Under
Subsidiary                                                               Which Subsidiary is
Name                                     State of Incorporation          doing Business

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