Form 10-Q
period 1998-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1998-10-30
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                             Outstanding as of October 30, 1998
Common Stock, $0.02 par value                               22,655,028

                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                            Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                              1

Consolidated Balance Sheets as of September 30, 1998
and December 31, 1997                                                  2

Consolidated Statements of Income for the three and nine months ended
September 30, 1998 and 1997                                            3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1997 and the nine months ended September 30, 1998         4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1998 and 1997                                            5

Notes to Consolidated Financial Statements                             6-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                10-14


PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                            15-16

SIGNATURES                                                             16

Exhibit 11                                                             17

Exhibit 27                                                             18-19

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

               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
  AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (Unaudited)
      (in thousands, except share and per share amounts)

                                      September 30, 1998      December 31, 1997
Assets:

Real estate investments:
  Industrial buildings                      $306,734                $237,184
  Office buildings                           257,779                 170,948
  Properties under development                17,555                  18,227

  Land held for development                    5,176                   5,712

                                             587,244                 432,071

  Less accumulated depreciation               15,782                   8,985

                                             571,462                 423,086
Cash                                           1,660                   1,361
Other assets                                  14,734                   9,456

                                            $587,856                $433,903


Liabilities and Stockholders' Equity:

Bank loan payable                           $137,410                $  8,216
Mortgage loans payable                        80,437                  60,323
Accounts payable and accrued expenses          8,292                   6,026
Dividend and distributions payable             7,505                   6,804
Other liabilities                              4,474                   4,611

    Total liabilities                        238,118                  85,980

Minority interest in consolidated
  partnership                                  1,369                   1,497

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued
   and outstanding 22,655,028 shares in
   1998 and 22,583,867 shares in 1997            453                     452
 Additional paid-in capital                  408,623                 408,209
 Accumulated dividends in
    excess of net income                     (60,707)                (62,235)
      Total stockholders' equity             348,369                 346,426

                                            $587,856                $433,903

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                          (Unaudited)
       (in thousands, except share and per share amounts)

                                                        Three Months                 Nine Months

                                                        1998          1997           1998           1997


Property operations:
   Rental income                                         $20,156       $12,789        $52,635        $32,472
   Rental expenses:
        Operating expenses                                 3,322         1,973          7,925          4,996
        Real estate taxes                                  1,704           993          4,393          2,708
        Depreciation and amortization                      2,939         1,528          7,307          3,902


Income from property operations                           12,191         8,295         33,010         20,866

General and administrative expenses                         (655)         (469)        (2,369)        (1,586)
Interest income                                               85            73            178            217
Interest expense                                          (3,664)       (2,877)        (7,480)        (5,909)


Income before minority interest and gain on sale           7,957         5,022         23,339         13,588

Gain on sale                                                -           10,787           -            10,787
Minority interest                                            (29)          (28)           (86)           (79)


Net income                                              $  7,928       $15,781        $23,253        $24,296


Net income applicable to
 common stockholders                                    $  7,928       $14,531        $23,253        $20,796


Basic earnings per share                                $   0.35       $  1.30        $  1.03        $  2.00


Weighted average number of shares-basic               22,649,403    11,158,953     22,616,558     10,416,729


Earnings per common share - assuming
   dilution                                             $   0.35       $  1.01        $  1.02        $  1.64


Weighted average number of
   shares - assuming dilution                         22,926,125    15,698,133     22,934,296     14,905,299

See accompanying notes to consolidated financial statements.


                BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1997 AND
     THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (Unaudited)
           (in thousands, except per share amounts)

                                                                       Accumulated       Total
                                                      Additional         dividends      stock-
                                          Common         paid-in      in excess of    holders'
                                           stock         capital        net income      equity


Balance, December 31, 1996                 $ 131        $147,622         $(73,997)    $  73,756

Issuance of common stock                     321         265,622             -          265,943

Costs of issuance of common stock              -          (4,990)            -           (4,990)

Redemption of partnership units                -             (45)            -              (45)

Net income                                     -            -              31,291        31,291

Dividends to common stockholders
 ($1.13 per share)                             -            -             (16,029)      (16,029)

Dividends to preferred stockholders            -            -              (3,500)       (3,500)


Balance, December 31, 1997                 $ 452        $408,209         $(62,235)     $346,426

Issuance of common stock                       1             414             -              415

Net income                                     -            -              23,253        23,253

Dividends to common stockholders
 ($0.96 per share)                             -            -             (21,725)      (21,725)

Balance, September 30, 1998                $ 453        $408,623         $(60,707)     $348,369

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited)
                         (in thousands)


                                                          1998            1997


Operating Activities:
  Net income                                            $23,253        $24,296
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                        86             79
    Depreciation and amortization                         8,220          4,602
    Gain on sale of real estate investments                -           (10,787)
    Change in other assets                               (6,035)        (3,126)
    Change in accounts payable and
      accrued expenses                                    2,780            840
    Change in other liabilities                            (137)           152

Net cash provided by operating activities                28,167         16,056


Investing Activities:
  Investments in real estate                           (155,687)      (155,687)
  Proceeds from sale of real estate investments            -            24,938


Net cash used by investing activities                  (155,687)      (130,749)


Financing Activities:
  Proceeds from bank loan                               147,508        131,501
  Proceeds from mortgage loan                            21,109           -
  Repayments of bank loan                               (19,189)       (81,115)
  Repayments of mortgage loans                             (786)          (309)
  Proceeds from issuance of common stock                    415         75,619
  Redemption of partnership units                          (128)          (257)
  Payment of dividends and distributions                (21,110)       (11,032)


Net cash provided by financing activities               127,819        114,407


Net increase (decrease) in cash                             299           (286)
Cash at beginning of period                               1,361          1,328


Cash at end of period                                 $   1,660      $   1,042


Supplemental disclosure of cash flow information:
a)  Non cash investing and financing activities:
      Debt incurred with real estate acquired         $    -         $   8,972

b)  Cash paid during the period for interest,
    net of amounts capitalized
       $1,746 in 1998 and $404 in 1997                $   5,917      $   5,382


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

Recent Accounting Pronouncements

In June 1997, the FASB issued Financial Accounting Statement No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. In February 1998, the FASB issued Financial Accounting Standard No. 132, Employers Disclosures About Pensions and Other Postretirement Benefits. SFAS 132 is effective with the year-end 1998 financial statements. In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS 133 is effective for fiscal quarters beginning after June 15, 1998. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of September 30, 1998, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                      Percent
                                    Properties        Cost         of Total


Industrial buildings                        67      $306,734          52%
Office buildings                            23       257,779          44%
Properties under development                 8        17,555           3%
Land held for development                    6         5,176           1%


Total                                      104      $587,244         100%

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of September 30, 1998 (in thousands):

                                                                                        Less
                                                               Development       Accumulated
                                       Land      Building      In-Progress      Depreciation         Total

INDUSTRIAL BUILDINGS
Northern California                $ 49,049      $112,785      $    -           $ 5,358           $156,476
Southern California                  15,326        35,334           -             2,085             48,575
Denver, Colorado                      1,911         3,283           -               225              4,969
Arizona                              11,805        31,767           -             1,045             42,527
Greater Portland Area                 2,652         8,509           -               699             10,462
Greater Kansas City Area              3,917        16,427           -             1,083             19,261
Dallas, Texas                         2,978        10,991           -                80             13,889


Total Industrial                     87,638       219,096           -            10,575            296,159


SUBURBAN OFFICE BUILDINGS
Northern California                   6,022        17,407           -               538             22,891
Southern California                   7,312        18,109           -               686             24,735
Salt Lake City                          359         6,572           -               921              6,010
Greater Kansas City Area              3,330         5,440           -               299              8,471
Greater Seattle Area                 15,116        78,814           -             1,245             92,685
Reno, Nevada                          2,102        10,527           -               345             12,284
Austin, Texas                         2,766         7,089           -               209              9,646
Arizona                               9,148        17,133           -               460             25,821
Denver, Colorado                      5,559        44,974           -               504             50,029


Total Suburban Office                51,714       206,065           -             5,207            252,572


PROPERTIES UNDER DEVELOPMENT
Northern California                    -             -               862           -                   862
Arizona                                -             -            10,562           -                10,562
Greater Seattle Area                   -             -             6,131           -                 6,131


Total Properties Under Development     -             -            17,555           -                17,555


LAND HELD FOR DEVELOPMENT
Northern California                   2,142          -              -              -                 2,142
Southern California                   1,002          -              -              -                 1,002
Denver, Colorado                      1,845          -              -              -                 1,845
Dallas, Texas                           187          -              -              -                   187


Total Land Held for Development       5,176          -              -              -                 5,176


Total                              $144,528      $425,161        $17,555        $15,782           $571,462

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

The Company has remaining construction commitments of $5.9 million at September 30, 1998 relating to three of its properties under development.

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

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. A director of the Company was a 9% owner of the property and received 8,991 OP units in connection with the Down REIT transaction. This director did not participate in the approval of the acquisition.
The sellers of the property received 108,495 OP Units. As of September 30, 1998, the Company has redeemed 21,607 OP units for cash.

Note 4.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35%. The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. As of September 30, 1998, the Company was in compliance with the covenants and requirements of its revolving credit facility which had an outstanding balance of $137,410,000 and included $9,000,000 of unsecured loans. The credit facility is secured by mortgages on 45 properties (which properties collectively accounted for approximately 51% of the Company's Annualized Base Rent and approximately 42% of the Company's total assets as of September 30, 1998), together with the rental proceeds from such properties.

The daily weighted average amount owing to the bank was $77,818,000 and $45,802,000 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average interest rates in each of these periods was 7.02% and 7.43%, respectively. The effective interest rate at September 30, 1998 was 6.82%.

Mortgage Loans Payable

Mortgage loans payable at September 30, 1998 consist of the following (in thousands):

   Floating rate note due December 15, 1999
     current rate of 8.75%                       $  1,803
   7.5% note due January 1, 2002                   24,395
   7.02% note due March 15, 2003                   24,813
   8.9% note due July 31, 2006                      8,712
   6.91% note due July 31, 2006                    20,714
                                                 $ 80,437



The mortgage loans are collaterized by 21 properties (which Properties collectively accounted for approximately 28% of the Company's
Annualized Base Rent and approximately 21% of the Company's total assets as of September 30, 1998).

The following table presents scheduled principal payments on mortgage loans as of September 30, 1998 (in thousands):

   Twelve month period ending September 30, 1999   $   1,311
   Twelve month period ending September 30, 2000       3,173
   Twelve month period ending September 30, 2001       1,496
   Twelve month period ending September 30, 2002      24,204
   Twelve month period ending September 30, 2003      23,723
                           Thereafter                 26,530
                                                   $  80,437

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

Increases in revenues, expenses, and net income in the three and nine months ended September 30, 1998 when compared with the same periods in 1997 were due primarily to property additions by acquisition and development offset in part by the sale of operating properties as follows:

             Activities from January 1, 1997   Activities from October 1, 1997
                  to September 30, 1997              to September 30, 1998
                Number of                       Number of
                Operating         Square        Operating            Square
               Properties          Feet        Properties             Feet

Acquisitions
 Industrial        10            788,000           15                884,000
 Office             7            863,000            7                551,000

                   17          1,651,000           22              1,435,000


Development
 Industrial         -               -               4                365,000
 Office             -               -               2                297,000

Sales
 Office             2            213,000            -                   -
 Retail             -               -               1                 84,000

                    2            213,000            1                 84,000


Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $3,896,000 or 47% in 1998 compared with 1997. This is due to an increase in rental income of $7,367,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $3,471,000.

This increase in rental income and expenses is primarily attributable to property additions by acquisition and development of real estate investments. The acquisition and development activities increased rental income and rental expenses by $7,401,000 and $3,480,000, respectively. This was partially offset by the sale of two office properties in July 1997 and one retail property in October 1997 which resulted in a reduction in rental income and rental expenses of $565,000 and $216,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $787,000 or 27% in 1998 compared with 1997. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties, and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $238,000 and $209,000 in the third quarter of 1998 and 1997, respectively. General and administrative expenses increased $186,000 or 40% in 1998 compared with 1997, primarily the result of the Company's growth in assets.

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $12,144,000 or 58% in 1998 compared with 1997. This is due to an increase in rental income of $20,163,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $8,019,000.

This increase in rental income and expenses is primarily attributable to property additions by acquisition and development of real estate investments. The acquisition and development activities increased rental income and rental expenses by $21,778,000 and $8,464,000, respectively. This was partially offset by the sale of two office properties in July 1997 and one retail property in October 1997 which resulted in a reduction in rental income and rental expenses of $3,055,000 and $1,268,000, respectively.

Expenses
Interest expense, which includes amortization of loan fees, increased $1,571,000 or 27% in 1998 compared with 1997. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties and higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $750,000 and $580,000 in the nine months ended September 30 of 1998 and 1997, respectively. General and administrative expenses increased $783,000 or 49% in 1998 compared with 1997, primarily the result of the Company's growth in assets.

Liquidity and Capital Resources

The Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share in February 1997 and 7,245,000 shares of common stock at $19 5/8 per share in November 1997. Net cash proceeds from these offerings were used to pay off the outstanding borrowings under the Company's credit facility. In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35%. The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of September 30, 1998, the Company was in compliance with the covenants and requirements of its revolving credit facility which had an outstanding balance of $137,410,000 and included $9,000,000 of unsecured loans.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the nine months ended September 30, 1998, the Company's operating activities provided cash flow of $28,167,000. Investing activities utilized cash of $155,687,000 for real estate acquisitions. Financing activities provided net cash flow of $127,819,000 consisting of the proceeds from bank borrowings and mortgage loans of $168,617,000 and net proceeds from the issuance of common stock of $415,000, offset by repayment of bank borrowings and mortgage loans of $19,975,000, payment of dividends and distributions of $21,110,000 and redemption of partnership units of $128,000.

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

The Company is engaged in preliminary discussions with a third party related to the acquisition by such party of substantially all of the Company's portfolio of suburban office buildings and industrial properties. The Company cautioned, however, that there can be no assurances that the current discussions will result in any definitive agreement or, if they do, that any transaction will be completed.

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

Dividends

Common stock dividends declared for the third quarter of 1998 were $0.33 per share. Distributions declared for the third quarter of 1998 were $0.33 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after they were declared.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and nine months ended September 30, 1998 amounted to $10,896,000 and $30,646,000, respectively. During the same periods in 1997, FFO amounted to $6,550,000 and $17,490,000, respectively. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income (computed in accordance with generally accepted accounting principles), excluding gains from debt restructurings and sales of property, plus depreciation and amortization of assets related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. The Company's computation of Funds From Operations may, however, differ from the methodology for calculating Funds From Operations utilized by other equity REITs and, therefore, may not be comparable to such other REITs. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       1998          1997     1998         1997

Funds From Operations (in thousands):

   Net Income                         $ 7,928     $ 15,781   $23,253   $ 24,296

   Add Back:
       Depreciation and Amortization    2,939        1,528     7,307      3,902
       Minority Interest                   29           28        86         79
   Less Gain on Sale                     -         (10,787)     -       (10,787)

   Funds From Operations              $10,896     $  6,550   $30,646   $ 17,490


Year 2000 Compliance

In 1997 the Company purchased and put in place a new information system hardware and software to accommodate the rapid growth of its real estate portfolio. The new information system software are Year 2000 compliant. In addition, the Company retained the services of a team of consultants to maintain the system. Since January 1998, these consultants have been conducting a survey of the Company's outside relationships (e.g., tenants, vendors and creditors) to assess their state of readiness in regards to Year 2000 compliance. The survey indicates that a majority of these parties' information systems are Year 2000 compliant. In addition, the Company plans to perform a detailed IT system review of its key outside relationships. The Company believes that Year 2000 compliance will not have a material impact on the Company's financial statements.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   None

Item 2.  CHANGES IN SECURITIES

   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None

Item 5.  OTHER INFORMATION

   None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   Exhibit No.    Exhibit

     3.1 Charter of the Company, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

     3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     10.17      Fourth Amended and Restated Credit Agreement (Secured
                Loan) among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks, and Union Bank of California, NA as Co-Agent for the Banks, dated June 15, 1998, is incorporated by reference to exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     10.18 Amended and Restated Unsecured Credit Agreement among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks, and Union Bank of California, N.A., as Co-Agent for the Banks, dated June 15, 1998, is incorporated by reference to exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     11*        Statement of Computation of Earnings Per Share.

     27*        Financial Data Schedules

* Filed herewith



B.   Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: October 30, 1998


     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)

   By:  /s/ SCOTT R. WHITNEY
        Scott R. Whitney
        Senior Vice President and
        Chief Financial Officer


   By:  /s/  HANH KIHARA
        Hanh Kihara
        Vice President and Controller
        (Principal Accounting Officer)

                           Exhibit 11

                Bedford Property Investors, Inc.
         Statement of Computation of Earnings per Share
         (in thousands, except share and share amounts)

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,

                                                            1998            1997           1998            1997
Basic:
   Net income                                            $     7,928     $    15,781    $    23,253    $    24,296
   Less:  Dividends on the Series A
          Convertible
           Preferred Stock                                      -              1,250           -             3,500

   Net income applicable to common stockholders          $     7,928     $    14,531    $    23,253    $    20,796

   Weighted average number of shares                      22,649,403      11,158,953     22,616,558     10,416,729

   Basic earnings per share                              $      0.35     $      1.30    $      1.03    $      2.00

Diluted:
   Net income applicable to common stockholders          $     7,928     $    14,531    $    23,253    $    20,796
   Add: Dividends on the Series A Convertible
        Preferred Stock                                         -              1,250           -             3,500
        Minority interest                                         29              28             86             79

   Net income for diluted earnings per share             $     7,957     $    15,809    $    23,339    $    24,375

   Weighted average number of shares (from above)         22,649,403      11,158,953     22,616,558     10,416,729
   Weighted average shares issuable upon
         conversion of the Series A Convertible
         Preferred Stock                                        -          4,166,667           -         4,166,667
   Weighted average shares of dilutive stock
     options using average period stock price
     under the treasury stock method                         189,834         277,464        227,186        222,421
   Weighted average shares issuable upon the
        conversion of operating partnership units             86,888          95,049         90,552         99,482
   Weighted average number of common shares -
        assuming dilution                                 22,926,125      15,698,133     22,934,296     14,905,299

   Earnings per share - assuming dilution                $      0.35     $      1.01    $      1.02    $      1.64