Form 10-K
period 1998-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1999-03-26
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998

                Commission file number  1-12222

                BEDFORD PROPERTY INVESTORS, INC.
    (Exact name of Registrant as specified in its charter)

MARYLAND                                              68-0306514
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)            Identification No.)

          270 Lafayette Circle, Lafayette, CA   94549
           (Address of principal executive offices)

Registrant's telephone number, including area code(925)  283-8910


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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 11, 1999 was approximately $338,939,000. The number of shares of Registrant's Common Stock, par value $0.02 per share, outstanding as of March 11, 1999 was 22,252,295.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 13, 1999, are incorporated by reference in
Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

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

ITEM 1.  BUSINESS

The Company

Bedford Property Investors, Inc. is a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas primarily in the Western United States. As of December 31, 1998, the Company owned and operated, either directly or through wholly-owned subsidiaries, 93 properties aggregating approximately 7.5 million rentable square feet and comprised of 69 industrial properties (the "Industrial Properties") and 24 suburban office properties (the "Suburban Office Properties" and, together with the Industrial Properties, the "Properties"). The portfolio includes 2 properties which were under rehabilitation on December 31, 1998. As of December 31, 1998, the 91 operating Properties were approximately 96% leased with over 540 tenants. The Properties are located in Northern and Southern California, Oregon, Washington, Arizona, Nevada, Utah, Colorado, Texas, Kansas, and Missouri.

The Company seeks to grow its asset base through the acquisition of industrial and suburban office properties and portfolios of such properties, as well as through the development of new industrial and suburban office properties. The Company's strategy is to operate in suburban markets that are experiencing, or are expected by the Company to experience, superior economic growth and that are subject to limitations on the development of similar properties. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space. In addition, the Company believes that certain supply-side constraints, such as limited availability of undeveloped land in a market, increase a market's potential for higher average rents over time. The Company continues to target selected markets in which the Properties are located as well as selected other markets in which the Company has expertise.

Business Objectives and Growth Plan

Business Objectives

The Company's business objective is to increase stockholders' long-term total return through increases in the dividend and the appreciation in value of the Common Stock. To achieve this objective, the Company seeks to (i) increase cash flow from its existing Properties, (ii) acquire quality industrial and suburban office properties and/or portfolios of such properties, and (iii) develop new industrial and suburban office properties.

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

During 1998, leases for 1,326,200 square feet expired with a weighted average base rental rate of $7.99 per square foot. Approximately 87% of this space has been re-leased, and the weighted average base rental rate of the new leases is $9.52 per square foot, an increase of 19%. Changes in average rental rate do not reflect changes in expense recovery rates, if any. In addition, past performance is not necessarily indicative of results that will be obtained in the future, and no assurance can be given in that regard.

Acquisitions

The Company seeks to acquire industrial and suburban office properties and/or portfolios of such properties. The Company believes that (i) the experience of its management team, (ii) its conservative capital structure, and available borrowings under its existing $175 million credit facility, (iii) its relationships with private and institutional real estate owners, (iv) its strong relationships with real estate brokers, and (v) its integrated asset management program enable it to effectively identify and capitalize on acquisition opportunities. Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses, (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy), and (iii) availability for purchase at a price at or below estimated replacement cost. The Company has, however, acquired and may in the future acquire properties which do not meet one or more of these criteria. This may be particularly true with the acquisition of a portfolio of properties, which may include individual properties that do not meet one or more of the foregoing criteria.

Following completion of an initial review, the Company may make a purchase offer, subject to satisfactory completion of its due diligence process. The due diligence process enables us to refine our original estimate of a property's potential performance and typically includes a complete review and analysis of the property's physical structure, systems, environmental status and projected financial performance, as well as an evaluation of the local market and competitive properties and of relevant economic and demographic information. Mr. Bedford (the Chief Executive Officer) and at least one other officer of the Company typically visit each proposed acquisition property before the purchase is closed.

The Company's activities relating to the acquisition of new properties, including the due diligence process, are conducted on an exclusive basis by Bedford Acquisitions, Inc. (BAI), a California corporation wholly-owned by Mr. Bedford. BAI receives fees in amounts equal to the lesser of (i) 1 1/2% of the gross amount of the aggregate purchase price of property acquisitions and dispositions plus 5% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and is renewable at the option of the Company for additional one year terms. The current agreement will expire January 1, 2000.

Development

The Company seeks to develop properties in markets where (i) strong demand for space has caused or is expected to cause occupancy rates to remain high, and (ii) there is a limited supply of land available for new development. The Company's management team has experience in all phases of the development process, including market analysis, site selection, zoning, design, pre-development leasing, construction and permanent financing and construction management. The Company believes that a general decrease in competition in development activity as well as higher occupancy rates in most of the Company's markets will lead to additional attractive development opportunities. The Company is currently in the process of developing properties in Northern California, Arizona and Washington, and is considering developing additional properties in Northern California, Southern California, Arizona, Colorado and Washington. The Company's management team has significant development
experience in each of these markets.   In 1998 the shell construction of
five properties representing 322,000 square feet of industrial space and office space was started.

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

2. Focus its Efforts in the Western United States.

The Company is currently targeting selected suburban markets in the Western United States. The Company believes that due to continued economic improvements in these markets, and related improvements in the commercial property markets, an investment in industrial or suburban office properties in these markets provides the potential for attractive returns through increased occupancy levels, rents and real estate values. The Company believes that this geographic focus, combined with management's market experience, contributes to a more thorough understanding of these industrial and suburban office property markets and allows the Company to anticipate trends and therefore to better identify investment opportunities.

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

4. Maximize its Capital Structure.

As of December 31, 1998 the Company's total market capitalization was $612 million. With a debt to total market capitalization ratio of 37%, the Company believes that it is well positioned for future growth. Funding of new acquisitions and development is expected to be provided by a combination of debt and limited asset sales. The Company currently intends to take advantage of the low interest rates by locking in long term debt financing on a portion of its portfolio. At the same time, the Company intends to preserve its financing flexibility through the use of short term debt facilities such as its existing $175 million bank line of credit.



Transactions and Significant Events During 1998

Acquisitions and Development

During the year, the Company acquired 18 Properties, including ten Industrial Properties, six Suburban Office Properties and two Properties under rehabilitation, aggregating approximately 1.3 million rentable square feet, for a total investment of approximately $152 million. At acquisition, the Company estimated that these Properties would provide an initial weighted average unleveraged return on cost (computed as annualized property NOI at the date of acquisition divided by the total acquisition cost) of 9.15%. The Company estimates the purchase price of acquisitions completed in 1998 to be approximately 91% of the replacement costs.

The Company also acquired 6 parcels of vacant land aggregating approximately 26 acres for a total investment of approximately $8.2 million, 3 of which were adjacent to existing Properties. The Company plans to develop industrial or office properties on each of these parcels when market conditions warrant new construction.

Development activity during the year included (i) the initial lease up of the four projects constructed in 1997, adding 107,374 rentable square feet to the available inventory (as of December 31, 1998, these projects were approximately 71% occupied); (ii) completion of construction and occupancy of the 297,228 square foot Adobe project in Seattle, which was under construction at the time of acquisition; and
(iii) commencement of construction of five new projects which are expected to add approximately 322,000 rentable square feet to the inventory of available space in 1999. The Company believes that this new leasable space should provide it with a significant opportunity to increase its operating revenue.

The Company's Markets

The Properties are located in select markets proximate to metropolitan areas in Northern and Southern California, Oregon, Washington, Arizona, Nevada, Utah, Colorado, Texas, Kansas and Missouri. From 1994 through the early part of 1998 most of these markets were recovering from the economic recession of the early 1990's. During this recovery, these markets were characterized by strong demand for commercial property without significant increases in supply. The Company believes that this "recovery phase" of the economic cycle for the real estate market came to an end during 1998 and that we are now entering an "equilibrium phase" where supply and demand for properties are more or less in balance. Accordingly, the Company expects commercial property values during this equilibrium phase to be driven less by supply and demand imbalances and more by continuing economic strength in these markets. The Company believes that this continuing economic strength should result in high occupancy levels, increasing rents and potentially increasing real estate values.

In particular, the Company believes that continuing economic growth in the San Francisco Bay Area (where 35% of the square footage of the Company's Properties is located) and Seattle (where 10% of the square footage of the Company's Properties is located) will result in strong returns on its properties in those markets during the coming year.
The Company believes that these markets are particularly attractive as a result of the excellent quality of life they offer and their limited supply of new commercial real estate resulting from environmental concerns and geographic barriers. In fact the 1999 edition of Emerging Trends in Real Estate, a publication of PricewaterhouseCoopers LLP and Lend Lease Real Estate Investments, ranked San Francisco, for the third consecutive year, and Seattle, for the second consecutive year, as the number one and number two investment markets for this equilibrium phase of the real estate cycle.

Despite this positive outlook, the Company's markets (particularly the San Francisco Bay Area) remain susceptible to the current economic downturn in Asia. During the first half of 1998, sources have indicated that California's exports to East Asia fell by 17.5% compared to the first half of 1997. Although the Company believes that the effect of this manufacturing slowdown on the California real estate market has been largely offset by strong demand for California's products in the U.S. and Europe, there can be no assurance that a more sustained economic downturn in Asia will not have an adverse effect on California's manufacturing sector and accordingly on the California real estate market and the Company's portfolio.

Operating Performance

For the year ended December 31, 1998, the Company reported income before gain on sale of $31,496,000 or $1.38 per diluted share, on rental revenues of $73,451,000, compared with income before gain on sale of $19,758,000 or $1.23 per diluted share, on rental revenues of $46,377,000 for the year ended December 31, 1997. The Company's Funds From Operations ("FFO": see definition under "Selected Financial Data") for the year ended December 31, 1998 was $42,312,000 as compared to $25,582,000 for the year ended December 31, 1997.

Increase in Dividends on Common Stock

On December 7, 1998, the Company announced a 9% increase in its quarterly Common Stock dividend from $.33 to $.36 per share, which is equal to $1.44 on an annualized basis. The higher dividend rate commenced with the Company's dividend for the fourth quarter of 1998. The Company previously announced, in May 1998, a 10% increase in its quarterly dividend from $.30 to $.33 per share which, together with the December 1998 increase, represents a total increase of 17% in the Company's dividends declared for 1998 when compared with the dividends declared for 1997.

Credit Facility

In June 1998, the Company amended and restated its secured revolving line of credit facility led by Bank of America. Under the facility, which matures June 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% (depending on leverage levels). The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of December 31, 1998 the Company was in compliance with the covenants and requirements of its revolving credit facility which had an outstanding balance of $147,443,000, all of which was secured. During the first quarter of 1999, the Company entered into discussions with Bank of America regarding a bridge facility of $28 million. This facility would consist of secured loans, bear the same interest rates as the secured loans under the $175 million facility and have a six-month term with the option to extend for another six months.

Dividends

The Company has made regular quarterly distributions to the holders of the Common Stock in each quarter since the second quarter of 1993, having increased the dividend ten times since that time from $0.10 per share in the second quarter of 1993 to $0.36 per share in the fourth quarter of 1998. In March 1999, the Company declared a dividend distribution for the first quarter 1999 to its stockholders in the amount of $0.36 per share of Common Stock, payable 15 days after the quarter-end.

Tenants

Based on rentable square feet, as of December 31, 1998, the Suburban Office Properties and Industrial Properties were approximately 96% occupied by a total of 546 tenants, of which 112 were Suburban Office Property tenants and 434 were Industrial Property tenants. The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses.

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

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts then outstanding under the credit facility when it becomes due in 2001. The Company expects to make such payment by refinancing or extending the credit facility or by raising funds through the sale of equity securities or properties.

Insurance

The Company carries commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as a $20 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $20 million subject to a deductible of 5-10% of total insurable value per building with respect to the earthquake coverage. The Company also carries director and officer liability insurance with an aggregate limit of $10 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

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

Additionally, the presence of such substances or the failure to properly remediate such substances may adversely affect the owner's ability to borrow using such real estate as collateral.
The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and the Company has not been notified by any governmental authority of any non-compliance or other claim in connection with any of its present or former properties. Accordingly, the Company does not currently anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on the financial position, results of operations or liquidity of the Company. There can be no assurance, however, that future discoveries or events at the Company's properties, or changes to current environmental regulations, will not result in such a material adverse impact.

Year 2000 Compliance

In 1997 the Company purchased and put in place new information system hardware and software to accommodate the rapid growth of its real estate portfolio. The Company believes the new information system hardware and software is Year 2000 compliant. In addition, the Company has evaluated Year 2000 compliance risk relative to operations of its rental properties, and retained the services of a team of consultants. Since January 1998, these consultants have been conducting a survey of the Company's outside relationships (e.g., tenants, vendors and creditors) to assess their state of readiness in regards to Year 2000 compliance. The survey indicates that a majority of these parties' information systems are or will be Year 2000 compliant. In addition, the Company is performing a detailed Information Technology review of its key outside relationships. As of December 31, 1998, the Company has spent $10,000 on surveys and systems reviews and expects to spend approximately $20,000 in 1999. The Company is in the process of developing a contingency plan in the event of non-compliance. The Company believes that Year 2000 compliance will not have a material impact on the Company's financial position, results of operations, or liquidity.

Other Information

The Company currently employs 34 full time employees. The Company is not dependent upon a single tenant or a limited number of tenants.

ITEM 2.  PROPERTIES

Real Estate Summary
As of December 31, 1998, the Company's real estate investments were diversified by property type as follows:


                                Number of                             Percent
                               Properties               Cost         of Total

Industrial properties                  68       $312,911,000               52
Office properties                      23        258,479,000               43
Properties under development            9         24,686,000                4
Land held for development               6          3,905,000                1

Total                                 106       $599,981,000              100

As of December 31, 1998, the Company's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:
                                   Number of      Investment       % of  Total
                                  Properties          Amount        Investment

Industrial Properties
Northern California                   33         $162,691,000            27
Southern California                   10           50,908,000             9
Arizona                               10           48,431,000             8
Greater Kansas City Area               7           20,456,000             3
Texas                                  4           14,039,000             2
Greater Portland Area                  2           11,192,000             2
Colorado                               2            5,194,000             1

Total Industrial Properties           68          312,911,000            52

Suburban Office Properties
Greater Seattle Area                   4           93,948,000            16
Colorado                               2           50,821,000             9
Arizona                                4           26,393,000             4
Southern California                    3           25,427,000             4
Northern California                    5           23,689,000             4
Nevada                                 1           12,635,000             2
Texas                                  1            9,855,000             2
Greater Kansas City Area               2            8,780,000             1
Salt Lake City                         1            6,931,000             1

Total Suburban Office Properties      23          258,479,000            43

Industrial Properties
  Under Development
Arizona                                6           13,500,000             2
Greater Seattle Area                   1            8,110,000             1
Greater Kansas City Area               1            2,086,000             1
Northern California                    1              990,000             *

Total Industrial Properties
   Under Development                   9           24,686,000             4

Land Held for Development
Northern California                    3            2,654,000             *
Southern California                    2            1,063,000             *
Texas                                  1              188,000             *

Total Land held
  for Development                      6            3,905,000             1

Total                                106         $599,981,000           100

* Less than 1%.

Percentage Leased and 10% Tenants
The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the Property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 1998.

               Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1994      1995      1996      1997      1998
Property                           %    #    %    #    %    #    %    #    %    #    Principal Business at December 31, 1998

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa
  Diablo Ind. Park, Concord        100% 1    100% 1    100% 1    100% 1    100% 1    Production and assembly of robotic
                                                                                     parts and machines.

Building #8 at Contra Costa
  Diablo Ind. Park, Concord        100% 1    100% 1    100% 1    100% 1    100% 1    Warehouse and storage of medical supplies.

Building #18 at
  Mason Ind. Park, Concord          90% 2     83% 2     83% 2    100% 2     92% 2    Warehouse of scaffolding materials and
                                                                                     construction supplies; general contractor.

Milpitas Town Center, Milpitas     100% 4    100% 4    100% 4    100% 4    100% 3    Manufacturing of blood glucose meters,
                                                                                     assembly and repair of accelerator
                                                                                     systems, light manufacturing of OEM's and
                                                                                     assembly and manufacturing of vacuum
                                                                                     components.

598 Gibraltar Drive, Milpitas         N/A       N/A    100% 1    100% 1    100% 1    Manufacturing of personal computers.

350 East Plumeria Drive,
   San Jose                           N/A    100% 1    100% 1    100% 1    100% 1    Manufacturer of computer chips.

Auburn Court, Fremont                 N/A    100% 4    100% 4    100% 4    100% 4    Manufacturing of computer equipment,
                                                                                     assembly of computer and
                                                                                     other electronic components, lab
                                                                                     engineering, and marketing design.

47650 Westinghouse Drive,
   Fremont                            N/A    100% 1    100% 1    100% 1    100% 1    Electronic personal computer board
                                                                                     assembly.

417 Eccles, South
    San Francisco                     N/A    100% 2    100% 2     53% 1    100% 1    Warehousing and delivery of high-end
                                                                                     furniture.

INDUSTRIAL PROPERTIES (continued)
410 Allerton, South
    San Francisco                     N/A    100% 1    100% 1    100% 1    100% 1    Candy manufacturer and distributor.

400 Grandview, South
    San Francisco                     N/A    100% 5    100% 5    100% 4    100% 4    Radiology research and developer,
                                                                                     freight forwarding, manufacturing and
                                                                                     distribution of point-of-sale
                                                                                     marketing products.

342 Allerton, South
    San Francisco                     N/A    100% 4    100% 4    100% 4    100% 4    Freight forwarding.

301 East Grand, South
    San Francisco                     N/A     71% 2    100% 3    100% 3    100%3     Freight forwarding, furniture wholesale,
                                                                                     and distributor of MRI equipment.

Fourier Avenue, Fremont               N/A       N/A    100% 1    100% 1    100% 1    Manufacturer of testers and equipment for
                                                                                     semi-conductors.

Lundy Avenue, San Jose                N/A       N/A    100% 2    100% 2     82% 1    Testing and distribution of semi-
                                                                                     conductors and other related electronic
                                                                                     components

115 Mason Circle, Concord             N/A       N/A    100% 5    100% 5    100% 5    Mechanical systems insulation and
                                                                                     acoustical contractor, pipeline servicing
                                                                                     co., wholesale distributor of coputer
                                                                                     peripherals and software, distributor of
                                                                                     fluid ceiling products, manufacturer and
                                                                                     welder of pipes.

47600 Westinghouse Drive,
      Fremont                         N/A       N/A    100% 1    100% 1    100% 1    Research and development assembly and
                                                                                     testing related to the semi-
                                                                                     conductor/electronics industry.

860-870 Napa Valley Corporate
   Way, Napa                          N/A       N/A     96% 3     86% 3    100% 3    Winery, engineering company and software
                                                                                     developer.

INDUSTRIAL PROPERTIES (continued)

47633 Westinghouse Drive,
   Fremont                            N/A       N/A    100% 1    100% 1    100% 1    Research and development assembly and
                                                                                     testing related to the semi-
                                                                                     conductor/electronics industry.

47513 Westinghouse Drive,
  Fremont                             N/A       N/A       N/A       N/A    100% 2    Manufacturing and sales of semi-conductor
                                                                                     equipment; manufacture and design of
                                                                                     arterial balloon catheters
                                                                                     and other related devices.

Bordeaux Centre, Napa                 N/A       N/A       N/A       N/A     38% 2    Manufacturing and printing of corks, and
                                                                                     light manufacturing, warehousing and
                                                                                     distribution of recreational marine
                                                                                     accessories.

O'Toole Business Center,
  San Jose                            N/A       N/A     94% 0     90% 0     89% 0    N/A

Doherty Avenue, Modesto               N/A       N/A    100% 1    100% 1    100% 1    Storing canned goods.

6500 Kaiser Drive, Fremont            N/A       N/A       N/A    100% 1    100% 1    Office, research and development,
                                                                                     manufacturing of computers.

Bedford Fremont Business Center,
  Fremont                             N/A       N/A       N/A    100% 1    100% 1    Administration and testing of samples for
                                                                                     managed care organizations.

Spinnaker Court, Fremont              N/A       N/A       N/A    100% 2    100% 2    Manufacturing and distribution of
                                                                                     personal computers, peripherals and
                                                                                     related electronic parts and software,
                                                                                     transportation of industrial and
                                                                                     hazardous wastes.

2277 Pine View Way, Petaluma          N/A       N/A       N/A    100% 1    100% 1    Manufacturer and distributor of plastic
                                                                                     and glass eyeglass lenses for world-wide
                                                                                     distribution

The Mondavi Building, Napa            N/A       N/A       N/A    100% 1    100% 1    Wine storage and administration.


INDUSTRIAL PROPERTIES (continued)
Monterey Commerce Center 2,
   Monterey                           N/A       N/A       N/A    100% 1    100% 1    Language interpretation - over seas
                                                                                     calls.

Monterey Commerce Center 3,
   Monterey                           N/A       N/A       N/A    100% 3    100% 3    Storage of office and long-distance
                                                                                     telephone equipment and medical supplies.

Parkpoint Business Center,
    Santa Rosa                        N/A       N/A       N/A       N/A    100% 3    Customized computer software company,
                                                                                     rehabilitation center;
                                                                                     mortgage broker.

2180 S. McDowell, Petaluma            N/A       N/A       N/A       N/A    100% 2    Manufacturer of high-end, commercial
                                                                                     grade sound equipment; assembly of PC
                                                                                     boards.

2190 S. McDowell, Petaluma            N/A       N/A       N/A       N/A    100% 2    Bread distributor; distributor of paper
                                                                                     and packaging products.

Southern California
Dupont Industrial Center,
    Ontario                         91% 1    100% 1     59% 0    100% 1     97% 1    Distribution of swimming pool supplies.

3002 Dow Business Center,
    Tustin                            N/A     83% 0     99% 0    100% 0     99% 0    N/A

Carroll Tech I, San Diego             N/A       N/A    100% 1    100% 1    100% 1    Manufacturer adn distributor of cash
                                                                                     registers.

Vista 1, Vista                        N/A       N/A    100% 1    100% 1      0% 0    N/A

Vista 2, Vista                        N/A       N/A    100% 1    100% 1    100% 1    Manufacturer of graphite golf club shaft.

Signal Systems Building,
    San Diego                         N/A       N/A    100% 1    100% 1    100% 1    Developer and manufacturer of avionic
                                                                                     diagnostic equipment.

INDUSTRIAL PROPERTIES (continued)
Carroll Tech II, San Diego            N/A       N/A    100% 1    100% 1    100% 1    Bio-technology company.

2230 Oak Ridge Way                    N/A       N/A       N/A    100% 1    100% 1    Manufacturer of equipment for circuit
                                                                                     board assembly.

5502 Oberlin Drive, San Diego         N/A       N/A       N/A       N/A    100% 1    Manufacturer of micro-circuits.

6960 Flanders Drive, San Diego        N/A       N/A       N/A       N/A    100% 1    Geotechnical and environmental consultant.

Kansas City, Kansas
Ninety-Ninth Street #3, Lenexa     100% 2    100% 2     89% 2    100% 2     98% 2    Warehouse for computer cables/wiring and
                                                                                     storage of corporate records/supplies.

Lackman Business Center,
    Lenexa                            N/A     98% 2     91% 2    100% 2     98% 3    Network and communications specialists.

Ninety-Ninth Street #1, Lenexa        N/A    100% 2    100% 2    100% 2    100% 2    Tool distribution and surgical instrument
                                                                                     manufacturing.

Ninety-Ninth Street #2, Lenexa        N/A    100% 1    100% 1    100% 1    100% 1    Drug testing clinic.

Ninety-Ninth Street #4, Lenexa        N/A       N/A       N/A       N/A     79% 3    Distribution of shrink wrap products,
                                                                                     distributor of computers and computer
                                                                                     related parts, home nursing and health
                                                                                     care administration.

Panorama Business Center,
    Kansas City                       N/A       N/A    100% 2    100% 2     91% 2    Distribution of pharmaceuticals,
                                                                                     distribution of appliances.

17725 W. 85th Street, Lenexa          N/A       N/A       N/A    100% 1    100% 1    Manufacturing of plastic containers.

INDUSTRIAL PROPERTIES (continued)
Colorado
Bryant Street Quad, Denver            N/A     97% 3    100% 3    100% 3    100% 3    Health cre provider, photo processing
                                                                                     lab, and radiator coating plant/distributor.

Bryant Street Annex, Denver           N/A    100% 2    100% 2    100% 2    100% 2    Office supplies distributor and automotive
                                                                                     paint distributor.

Greater Portland Area, Oregon
Twin Oaks Technology Center,
    Beaverton                         N/A     81% 2     91% 3     96% 2     89% 3    Software developer and
                                                                                     telecommunications.

Twin Oaks Business Park,
    Beaverton                         N/A     94% 3     80% 4     81% 4     84% 4    Electronic engineering, electronic
                                                                                     equipment assembly, computer equipment
                                                                                     distributor and postal service.

Arizona
Westech Business Center,
    Phoenix                           N/A       N/A     93% 0     96% 0     95% 0    N/A

Westech II, Phoenix                   N/A       N/A       N/A       N/A    100% 3    Healthcare consultants and travel agency.

2601 W. Broadway, Tempe               N/A       N/A       N/A    100% 1    100% 1    Wireless phone service provider.

Phoenix Airport Center #2,
    Phoenix                           N/A       N/A       N/A    100% 1    100% 1    Electronics and customer service.

Phoenix Airport Center #3,
    Phoenix                           N/A       N/A       N/A    100% 1    100% 1    Cosmetic manufacturing and distribution.

Phoenix Airport Center #4,
    Phoenix                           N/A       N/A       N/A    100% 1    100% 1    Package delivery/service call center.

Phoenix Airport Center #5,
    Phoenix                           N/A       N/A       N/A       N/A    100% 1    Healthcare maintenance organization
                                                                                     corporate office.

Butterfield Business Center,
    Tucson                            N/A       N/A       N/A    100% 3    100% 3    Sears call center, polish/wax research
                                                                                     and development.

Cimmarron Industrial Park,
     Scottsdale                       N/A       N/A       N/A       N/A     98% 2    Printing and sales office.

Expressway Corporate
     Center, Tempe                    N/A       N/A       N/A       N/A     68% 1    Manufacture photographic equipment for
                                                                                     wafer circuiting.

Texas
Ferrell Drive                         N/A       N/A       N/A    100% 5    100% 5    Glass manufacturing (sub-tenant is
                                                                                     telecommunications), medical products
                                                                                     distribution, hardware distribution, and
                                                                                     direct sales of nutritional products.

Austin Braker 2, Austin               N/A       N/A       N/A       N/A    100% 3    Computer technology for television,
                                                                                     lottery and gaming association, computer
                                                                                     sales and customer service.

Austin Rutland 10, Austin             N/A       N/A       N/A       N/A    100% 5    Service of copier equipment, printing for
                                                                                     small businesses, tool distribution,
                                                                                     environmental field work, trade show and
                                                                                     conference coordination.

Austin Southpark A, B and C,
     Austin                           N/A       N/A       N/A       N/A    100% 4    Spare parts storage for computer chip
                                                                                     manufacturer, environmental testing,
                                                                                     proto-type testing for computer chip
                                                                                     manufacturer and valuable storage for
                                                                                     pawn broker.

SUBURBAN OFFICE PROPERTIES
Northern California

Village Green, Lafayette            82% 3    100% 2    100% 1     99% 1    100% 2    Software developer and real estate
                                                                                     investment trust.

100 View Street, Mountain View        N/A       N/A    100% 4    100% 3    100% 3    Architectural servicing, designing and
                                                                                     marketing of integrated circuits for semi-
                                                                                     conductors, research and development of
                                                                                     governmental devices.

Canyon Park, San Ramon                N/A       N/A       N/A    100% 2    100% 2    Medical administrative offices and
                                                                                     geotechnical lab; soils
                                                                                     testing, engineering services.

Monterey Commerce Center 1
   Monterey                           N/A       N/A       N/A     87% 4     82% 4    Financial services, software development,
                                                                                     telecommunications sales, and electronic
                                                                                     equipment sales.

3380 Cypress, Petaluma                N/A       N/A       N/A       N/A    100% 1    Manufacture hearing devices.

Southern California
Laguna Hills Square, Laguna           N/A       N/A     86% 2     96% 4     93% 4    Medical facility and securities brokerage
                                                                                     firm.

Carroll Tech III, San Diego           N/A       N/A       N/A    100% 1    100% 1    Biomedical firm.

Scripps Wateridge, San Diego          N/A       N/A       N/A    100% 2    100% 2    Wireles communications; supplier of
                                                                                     digital wireless communication products
                                                                                     and technologies.

Greater Kansas City Area
6600 College Blvd., Overland Park     N/A    100% 1     98% 1    100% 1    100% 1    Telecommunication.

Didde Building, Overland Park         N/A       N/A       N/A       N/A    100% 3    Investment firm, printing and packaging
                                                                                     technology corporate offices and
                                                                                     reinsurance brokerage.

Colorado
Oracle Building                       N/A       N/A       N/A    100% 2    100% 2    Software company and banking.

Texaco Building                       N/A       N/A       N/A       N/A    100% 1    Oil company.

Salt Lake City
Woodlands Tower II,
   Salt Lake City                   98% 2     95% 2    100% 2    100% 2     97% 2    Insurance services and health care
                                                                                     staffing.

Arizona
Executive Center at Southbank,
    Phoenix                           N/A       N/A       N/A     98% 3     98% 3    Appliance sales, travel agency, and
                                                                                     customer credit call center.

Troika Building, Tucson               N/A       N/A       N/A    100% 1    100% 1    Architectural services

Phoenix Airport Center #1,
    Phoenix                           N/A       N/A       N/A    100% 5    100% 5    Electronics, banking services, and sales
                                                                                     office.

Cabrillo Executive Center,
    Phoenix                           N/A       N/A       N/A       N/A     97% 2    Medical insurance company and software
                                                                                     developer.

Greater Seattle Area
Kenyon Center, Bellevue               N/A       N/A    100% 1    100% 1    100% 1    Manufacturer of aircraft.

Orillia Office Park, Renton           N/A       N/A       N/A    100% 1    100% 1    Manufacturer of aircraft.

Adobe Systems Bldg. 1, Seattle        N/A       N/A       N/A       N/A    100% 1    Computer software.

Adobe Systems Bldg. II, Seattle       N/A       N/A       N/A       N/A     77% 1    Computer software.

Texas
9737 Great Hills Trail, Austin        N/A       N/A       N/A    100% 1    100% 1    Home mortgage business.

Nevada
U. S. Bank Centre, Reno               N/A       N/A       N/A     94% 1     99% 1    Insurance services.

Lease Expirations - Real Estate Portfolio

The following table presents lease expirations for each of the ten
years beginning January 1, 1999.  The table presents:   (i) the number
of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the annualized base rent (the "Annualized Base Rent") represented by such expiring leases and (iv) the percentage of total Annualized Base Rent for expiring leases.


         Number of                                      Percentage
          Leases       Rentable       Annualized    of Annualized Base
 Year    Expiring    Square Feet      Base Rent            Rent

 1999       125        749,836         6,867,552            9.7%
 2000       134      1,039,117        10,726,704           15.2%
 2001       117      1,157,838        10,856,304           15.4%
 2002        81        709,617         7,074,012           10.0%
 2003        52        826,042         9,710,916           13.7%
 2004        14        713,867         6,490,848            9.2%
 2005         8        536,605         8,519,916           12.0%
 2006         7        513,271         2,990,640            4.2%
 2007         6        421,219         2,411,316            3.4%
 2008 and
 thereafter   6        420,114         5,124,516            7.2%

 Total      550      7,087,526       $70,772,724          100.0%

Principal Provisions of Leases

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area ("GLA") of each of the Company's Properties and the realty tax rate for each Property for 1998.

                                    Annual  # of Leases                  Square Feet     Contract Rent
                                  Property  with 10% or       Project        of Each         ($/Sq/Yr)         Lease    Renewal
Property                        Taxes/Rate  More of GLA   Square Feet         Tenant    At End of Year    Expiration    Options

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa        $15,630            1        21,840         21,840             $6.84       Feb. 00    1-3 yr.
  Diablo Ind. Park, Concord      $1.03/100

Building #8 at Contra Costa        $22,487            1        31,800         31,800             $6.00       Dec. 00    2-5 yr.
  Diablo Ind. Park, Concord      $1.03/100

Building #18 at Mason              $19,185            2        28,836          7,225             $6.96        May 00       None
  Industrial Park, Concord       $1.03/100                                     4,825             $7.20       Feb. 01       None

Milpitas Town Center,              $67,421            4       102,620         23,924             $9.63       Sep. 99    1-2 yr.
    Milpitas                     $1.09/100                                    24,426            $11.04       Apr. 02    1-2 yr.
                                                                              30,840            $13.20       Jul. 03    1-5 yr.
                                                                              23,430             $8.12       Jan. 00    1-5 yr.

598 Gibraltar Drive,               $44,875            1        45,090         45,090            $10.44       Apr. 01    1-5 yr.
    Milpitas                     $1.10/100

350 East Plumeria Drive,          $137,918            1       142,700        142,700            $15.00       Apr. 05    1-5 yr.
    San Jose                     $1.08/100

Auburn Court, Fremont              $50,142            4        68,030         15,755            $10.56       Apr. 99    1-3 yr.
                                 $1.06/100                                    16,095            $13.80       Jul. 01    1-5 yr.
                                                                              12,060            $12.60       Apr. 03       None
                                                                              12,060             $7.20       Jul. 00       None
47650 Westinghouse Drive,          $15,515            1        24,030         24,030             $9.60       Sep. 04       None
    Fremont                      $1.06/100

417 Eccles,                        $13,114            1        24,624         24,624             $7.68       Jul. 08       None
    South San Francisco          $1.03/100

410 Allerton,                      $25,383            1        46,050         46,050             $6.60       Apr. 01       None
    South San Francisco          $1.03/100

400 Grandview,                     $79,040            4       107,004         21,841             $7.80       Dec. 03       None
    South San Francisco          $1.03/100                                    43,642             $7.70       Jul. 02    1-5 yr.
                                                                              18,789             $7.05        May 04       None
                                                                              18,864             $6.60       Jan. 03       None

342 Allerton,                      $53,290            4        69,312         19,751             $7.20       Mar. 00       None
    South San Francisco          $1.03/100                                     9,720             $8.74       Mar. 02       None
                                                                              30,953             $7.28         M-T-M       None
                                                                               8,888             $9.36       Aug. 02       None

301 East Grand,                    $32,929            3        57,846         26,240             $7.80       Jun. 03       None
    South San Francisco          $1.03/100                                    14,400             $5.52       Oct. 99       None
                                                                              17,206             $4.68       Dec. 03       None

Fourier Avenue, Fremont           $118,423            1       104,400        104,400             $8.99       Apr. 04       None
                                 $1.06/100

Lundy Avenue, San Jose             $60,020            1        60,428         49,342             $7.02       Dec. 98    1-5 yr.
                                 $1.09/100

115 Mason Circle, Concord          $18,538            5        35,000          5,833             $5.31       Jan. 00       None
                                 $1.03/100                                     5,832             $6.55       Dec. 98    1-3 yr.
                                                                               8,154             $7.20       Aug. 02       None
                                                                               7,296             $7.20       Nov. 98    1-3 yr.
                                                                               7,885             $6.36       Apr. 99       None

47600 Westinghouse Drive,          $17,800            1        24,030         24,030            $10.56       Oct. 03    1-3 yr.
     Fremont                     $1.06/100

860-870 Napa Valley Corporate      $82,667            3        67,775         13,111            $10.05       Dec. 00    1-5 yr.
     Way, Napa                   $1.03/100                                     7,558            $10.19       Sep. 01       None
                                                                               8,474             $9.96       Dec. 99       None

47633 Westinghouse Drive,          $53,524            1        50,088         50,088            $11.83       Oct. 03    1-3 yr.
     Fremont                     $1.06/100

47513 Westinghouse Drive,          $14,495            2        65,385         35,132            $14.76       Feb. 05    1-5 yr.
     Fremont                     $1.06/100                                    30,253            $13.80       Feb. 04    1-5 yr.

Bordeaux Centre, Napa             $104,379            2       150,000         22,075             $7.38       Nov. 07    2-5 yr.
                                 $1.03/100                                    16,076             $7.07       Nov. 07    1-5 yr.

O'Toole Business Center,          $117,218            0       122,320            N/A               N/A           N/A        N/A
    San Jose                     $1.09/100

Doherty Avenue, Modesto            $55,734            1       251,308        251,308             $1.89       Dec. 06       None
                                 $1.06/100

6500 Kaiser Drive, Fremont        $155,400            1        78,611         78,611             $9.00       Sep. 04    2-5 yr.
                                 $1.06/100

Bedford Fremont Business Center,
    Fremont                       $205,403            1       146,509         71,532            $14.28       Jul. 03    1-3 yr.
                                 $1.06/100

Spinnaker Court, Fremont          $161,212            2        98,500         69,230             $8.10       Mar. 00       None
                                 $1.06/100                                    29,270             $8.59       Mar. 00       None

2277 Pine View Way,               $115,103            1       120,480        120,480             $6.91       Mar. 07    2-5 yr.
    Petaluma                     $1.09/100

The Mondavi Building, Napa        $133,256            1       120,157        120,157             $4.92       Sep. 12    1-5 yr.
                                 $1.03/100

Monterey Commerce                  $22,667            1        28,020         28,020             $14.64      Dec. 00    1-3 yr.
    Center 2, Monterey           $1.00/100

Monterey Commerce                  $22,367            3        24,240          3,817             $13.68      Jul. 01    1-5 yr.
    Center 3, Monterey           $1.00/100                                     3,050             $12.96      Nov. 00    2-3 yr.
                                                                              17,373             $15.96      Oct. 00       None

Parkpoint Business Center,         $64,350            3        67,869          8,767             $14.40      Oct. 02    1-5 yr.
    Santa Rosa                   $1.08/100                                     7,894             $14.74      Oct. 01    1-5 yr.
                                                                              17,505             $14.40      Mar. 03    1-5 yr.

2180 McDowell, Petaluma            $15,841            2        43,083         35,014              $8.55      Apr. 06    3-5 yr.
                                 $1.09/100                                     8,069              $7.56      Jul. 05       None

2190 S. McDowell, Petaluma         $12,029            2        32,719         17,131              $8.45      Mar. 04    1-5 yr.
                                 $1.09/100                                    15,588              $7.90      Apr. 06    2-5 yr.

Southern California
Dupont Industrial Center,         $205,668            1       451,192        183,244              $2.88      Jan. 07    2-5 yr.
    Ontario                      $1.04/100

3002 Dow Business Center,         $184,992            0       192,125            N/A                N/A          N/A        N/A
    Tustin                       $1.02/100

Carroll Tech I,                    $21,408            1        21,936         21,936              $3.17      Nov. 05    2-3 yr.
    San Diego                    $1.12/100

Vista 1, Vista                     $34,012            0        42,508            N/A                N/A          N/A        N/A
                                 $1.04/100

Vista 2, Vista                     $50,781            1        47,550         47,550              $6.88      Sep. 01    2-5 yr.
                                 $1.04/100

Signal Systems Building,           $97,422            1       109,780        109,780             $10.20      Aug. 06       None
    San Diego                    $1.02/100

Carroll Tech II,                   $34,933            1        37,586         37,586             $12.00      Dec. 01       None
    San Diego                    $1.11/100

2230 Oak Ridge Way,                $36,381            1        44,063         44,063              $6.36      Aug. 04    2-5 yr.
    Vista                        $1.01/100

5502 Oberlin Drive,                $13,304            1        20,771         20,771              $9.96      Mar. 03    1-5 yr.
    San Diego                    $1.11/100

6960 Flanders Drive,               $19,049            1        33,144         33,144              $9.60       May 03    1-5 yr.
    San Diego                    $1.11/100

Greater Kansas City Area
Ninety Ninth Street #3,            $51,275            2        50,000         13,000              $7.35      Dec. 03    1-5 yr.
    Lenexa                       $1.01/100                                    31,250              $5.38       May 03       None

Lackman Business Center,           $54,806            3        45,956          5,510             $13.00      Jan. 01    1-3 yr.
    Lenexa                       $1.01/100                                     5,132              $9.97       May 01       None
                                                                               5,320              $7.95      Jun. 99       None

Ninety-Ninth Street #1,            $40,627            2        35,516         19,019              $8.33      Sep. 00    1-3 yr.
    Lenexa                       $1.01/100                                    13,305              $7.25      Oct. 02       None

Ninety-Ninth Street #2,            $23,674            1        12,974         12,974              $8.62      Oct. 04       None
    Lenexa                       $1.01/100

Ninety Ninth Street #4,            $74,698            3        68,831         19,540              $5.75      Feb. 01    1-3 yr.
    Lenexa                       $1.01/100                                    19,316              $5.85      Feb. 03    1-3 yr.
                                                                              14,751              $7.37      Sep. 02       None

Panorama Business Center,         $111,956            2       103,457         12,491              $5.95      Jul. 01       None
    Kansas City                  $9.28/100                                    12,951              $5.15      Feb. 01       None

17725 W. 85th Street,             $108,997            1       171,642        171,642              $3.20      Nov. 01    1-5 yr.
    Lenexa                       $1.01/100

Colorado
Bryant Street Quad, Denver         $82,173            3       155,536         17,440              $4.25      Apr. 02       None
                                 $8.08/100                                    20,726              $3.30      Feb. 01    1-5 yr.
                                                                              16,055              $3.80      Feb. 02    1-3 yr.

Bryant Street Annex, Denver        $29,241            2        55,000         42,148              $4.25      Nov. 00    3-1 yr.
                                 $8.08/100                                    12,852              $3.90      Mar. 00       None

Greater Portland Area
Twin Oaks Technology Center,       $63,292            3        95,519         11,460              $5.76      Nov. 01       None
    Beaverton                    $1.44/100                                    10,069              $5.96          N/A       None
                                                                               9,732              $9.36      Feb. 03    1-5 yr.

Twin Oaks Business Park,           $40,466            4        66,339          7,633              $9.60      Nov. 02       None
    Beaverton                    $1.44/100                                     6,702              $9.00      Feb. 00       None
                                                                              14,522             $10.67      Jul. 99    1-3 yr.
                                                                              11,475              $7.84      Oct. 00    1-3 yr.

Arizona
Westech Business Center,           $82,013            0       143,940            N/A                N/A          N/A        N/A
    Phoenix                     $13.30/100

Westech II, Phoenix                $67,798            3        80,878         14,615              $8.52      Oct. 04       None
                                 $9.18/100                                    11,819              $8.97      Nov. 02    1-2 yr.
                                                                              11,739              $7.80      Nov. 02    1-2 yr.

2601 W. Broadway, Tempe            $54,535            1        44,244         44,244              $7.14      Jan. 07    2-5 yr.
                                $12.89/100

Phoenix Airport Center #2,         $55,305            1        35,768         35,768              $7.20      Aug. 01       None
    Phoenix                     $13.31/100

Phoenix Airport Center #3,         $47,307            1        55,122         55,122              $6.36      Jul. 01       None
    Phoenix                     $13.31/100

Phoenix Airport Center #4,         $28,053            1        30,504         30,504              $7.80      Jun. 00       None
    Phoenix                     $13.31/100

Phoenix Airport Center #5,         $70,795            1        60,000         60,000              $8.68      Sep. 02       None
    Phoenix                     $13.31/100

Butterfield Business Center,       $77,194            3        95,746         50,000              $7.92      Aug. 04    3-5 yr.
    Tucson                      $12.42/100                                    14,982              $2.60      Aug. 04    2-5 yr.
                                                                              22,002              $8.61      Jun. 01       None

Cimarron Business Park,           $129,369            2        94,800         13,800              $9.93      Mar. 04       None
    Scottsdale                  $12.76/100                                     9,510              $8.76      Sep. 00    1-4 yr.

Expressway Corporate Center     $63,377.80            1        79,331         40,528              $8.10      Mar. 03       None
                                $12.75/100

Texas
Ferrell Drive, Dallas              $42,408            5        68,580         11,430              $4.50      Jan. 00    1-5 yr.
                                 $8.73/100                                    11,430              $4.50        M-T-M       None
                                                                              11,430              $4.20      Feb. 00       None
                                                                              11,430              $4.50      Jul. 01    1-5 yr.
                                                                              11,430              $4.50      Apr. 99    1-3 yr.

Austin Braker 2,                   $33,263            3        27,322         16,522              $9.00      Jan. 03    1-3 yr.
    Austin                       $2.51/100                                     5,400              $7.92      Jan. 00       None
                                                                               5,400              $9.00      Feb. 03       None

Austin Rutland 10,                 $50,208            5        54,000          7,200              $6.96      Nov. 01    2-3 yr.
    Austin                       $2.51/100                                     7,200              $6.84       May 00       None
                                                                               7,200              $5.40      Sep. 02       None
                                                                               7,200              $7.20      Aug. 99       None
                                                                              14,400              $5.40      Dec. 02       None

Austin Southpark A, B, and C,      $95,019            4        78,276         13,550              $8.52      Apr. 01    2-3 yr.
    Austin                       $2.51/100                                    11,957              $7.32      Feb. 00       None
                                                                               9,813              $8.64      Jun. 99       None
                                                                               8,100              $8.64       May 03    1-5 yr.

SUBURBAN OFFICE PROPERTIES
Northern California
Village Green, Lafayette           $26,025            2        16,795          2,119             $22.33      Aug. 99       None
                                 $1.14/100                                    11,062             $24.12      Mar. 05       None

100 View Street,                   $58,665            3        42,141          5,490             $20.88      Jul. 01    1-5 yr.
    Mountain View                $1.08/100                                    12,112             $18.60      Mar. 99    1-3 yr.
                                                                               9,875             $23.09      Oct. 00       None

Canyon Park,                       $65,612            2        57,667         48,265             $15.68      Feb. 00       None
    San Ramon                    $1.07/100                                     9,402             $20.32      Jan. 03       None

Monterey Commerce Center 1,        $61,307            4        50,031          5,809             $20.64      Aug. 99       None
    Monterey                     $1.00/100                                     7,000             $18.96      Mar. 03    1-5 yr.
                                                                              16,088             $19.80      Jul. 03    1-5 yr.
                                                                               5,046             $19.80      Sep. 99    1-5 yr.

3880 Cypress Dr.,                  $20,584            1        35,100         35,100             $13.08       May 07    1-5 yr.
    Santa Rosa                   $1.09/100

Southern California
Laguna Hills Square, Laguna        $65,191            4        51,734          8,474             $33.60      Jun. 02    1-5 yr.
                                 $1.05/100                                     7,368             $25.24      Apr. 00    1-3 yr.
                                                                               6,391             $24.24      Sep. 00    1-5 yr.
                                                                               9,229             $18.84      Jun. 02    2-3 yr.

Carroll Tech III, San Diego        $23,045            1        29,307         29,307              $8.52      Dec. 98    1-5 yr.
                                 $1.11/100

Scripps Wateridge, San Diego      $182,552            2       123,853         49,295             $11.85      Jul. 06    1-5 yr.
                                 $1.11/100                                    74,558             $12.98      Aug. 05    2-3 yr.

Greater Kansas City Area
6600 College Blvd.,               $174,815            1        79,316         62,441             $11.80      Dec. 99       None
    Overland Park               $11.23/100

Didde Building,                    $48,745            3        20,168         10,962             $19.50      Jan. 08    1-5 yr.
    Overland Park               $11.23/100                                     3,667             $15.75      Jan. 02       None
                                                                               2,132             $17.50      Mar. 01       None

Colorado
Oracle Building, Denver           $261,122            2        90,712         10,043             $18.00      Aug. 11      4 yr.
                                $13.32/100                                    77,090             $24.00      Sep. 03       None

Texaco Building, Denver           $528,534            1       237,055        237,055             $18.05      Jan. 05    2-5 yr.
                                $10.56/100

Salt Lake City
Woodlands Tower II,               $131,142            2       114,352         54,500             $16.44      Feb. 02    1-5 yr.
    Salt Lake City               $1.18/100                                    17,797             $17.50      Jan. 01    1-3 yr.

Arizona
Executive Center at Southbank,    $165,326            4       140,157         38,106              $9.45      Apr. 02    1-5 yr.
    Phoenix                     $17.68/100                                    17,910              $8.20      Sep. 03    2-5 yr.
                                                                              30,518             $10.00      Jun. 01    2-5 yr.
                                                                              21,626             $10.00      Jul. 02    2-5 yr.

Troika Building, Tucson           $105,641            1        52,000         52,000             $10.00      Oct. 01       None
                                $16.90/100

Phoenix Airport Center #1,         $32,785            5        32,460         11,990             $10.95      Aug. 00       None
    Phoenix                     $13.31/100                                     4,527             $15.00      Mar. 01       None
                                                                               4,449             $17.55      Dec. 02       None
                                                                               4,041             $18.33      Jul. 01       None
                                                                               4,502             $12.00      Aug. 00       None

Cabrillo Executive Center,        $113,989            2        60,321         12,400             $17.50      Aug. 01    1-5 yr.
    Phoenix                     $13.95/100                                    18,267             $17.00      Dec. 99    1-5 yr.

Greater Seattle Area
Kenyon Center, Bellevue           $171,902            1        94,840         94,840             $11.61      Feb. 00    1-5 yr.
                                 $1.16/100

Orillia Office Park, Renton       $262,365            1       334,255        334,255              $9.35      Feb. 04       None
                                 $1.32/100

Adobe Systems Bldg. 1,             $22,738            1       161,117        161,117             $15.53      Jul. 10    2-5 yr.
    Seattle                      $1.22/100

Adobe Systems Bldg. 2,             $11,063            1       136,111         93,211             $15.53      Jul. 10    2-5 yr.
    Seattle                      $1.22/100

Texas
9737 Great Hills Trail,           $241,500            1        82,680         82,680             $18.00      Dec. 01    1-5 yr.
    Austin                       $2.51/100

Nevada
U.S. Bank Centre, Reno            $122,061            1       104,324         37,820             $17.48      Apr. 00    2-5 yr.
                                 $3.41/100







Average Base Rent

The following table sets forth for each of the Properties the average rent at the end of each year for the last five years.

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year


INDUSTRIAL PROPERTIES:
Northern California
Building #3 at Contra Costa
Diablo                                     350 East Plumeria Drive
     1994                    $8.35              1994                      N/A
     1995                    $4.95              1995                    $7.80
     1996                    $6.64              1996                    $7.80
     1997                    $6.84              1997                    $8.40
     1998                    $6.84              1998                   $15.00

Building #8 at Contra Costa
Diablo                                     Auburn Court
     1994                    $7.81              1994                      N/A
     1995                    $6.00              1995                    $6.54
     1996                    $6.00              1996                    $6.78
     1997                    $6.00              1997                    $7.80
     1998                    $6.00              1998                   $10.62

Building #18 at Mason Industrial
Park                                       47650 Westinghouse Drive
     1994                    $6.95              1994                      N/A
     1995                    $6.63              1995                    $5.52
     1996                    $6.78              1996                    $5.52
     1997                    $6.88              1997                    $9.00
     1998                    $6.93              1998                    $9.60

Milpitas Town Center                       417 Eccles
     1994                    $7.11              1994                      N/A
     1995                    $7.35              1995                    $5.71
     1996                    $8.03              1996                    $6.01
     1997                    $8.90              1997                    $6.36
     1998                   $10.69              1998                    $7.68

598 Gibraltar Drive                        410 Allerton
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                    $5.16
     1996                    $9.48              1996                    $5.16
     1997                    $9.48              1997                    $5.16
     1998                   $10.44              1998                    $6.60

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year


INDUSTRIAL PROPERTIES(continued):

400 Grandview                              47600 Westinghouse Drive
     1994                      N/A              1994                      N/A
     1995                    $7.49              1995                      N/A
     1996                    $7.53              1996                    $5.94
     1997                    $7.03              1997                   $10.20
     1998                    $7.50              1998                   $10.56

342 Allerton                               860-870 Napa Valley Corporate
     1994                      N/A              1994                      N/A
     1995                    $6.88              1995                      N/A
     1996                    $7.18              1996                    $9.44
     1997                    $7.57              1997                    $8.86
     1998                    $7.73              1998                    $9.48

301 East Grand                             47633 Westinghouse Drive
     1994                      N/A              1994                      N/A
     1995                    $5.92              1995                      N/A
     1996                    $5.57              1996                   $11.37
     1997                    $5.58              1997                   $11.60
     1998                    $6.30              1998                   $11.83

Fourier Avenue                             47513 Westinghouse Drive
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                    $8.99              1996                      N/A
     1997                    $8.99              1997                      N/A
     1998                    $8.99              1998                   $14.32

Lundy Avenue                               Bordeaux Centre
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                    $7.09              1996                      N/A
     1997                    $7.09              1997                      N/A
     1998                    $7.36              1998                    $7.33

115 Mason Circle                           O'Toole Business Center
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                    $6.05              1996                    $8.75
     1997                    $6.22              1997                   $10.31
     1998                    $6.59              1998                   $13.81

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year


INDUSTRIAL PROPERTIES (continued):

Doherty Avenue                             Monterey Commerce Center 2
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                    $1.87              1996                      N/A
     1997                    $1.88              1997                   $14.16
     1998                    $1.89              1998                   $14.64

6500 Kaiser Drive                          Monterey Commerce Center 3
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $9.00              1997                   $14.70
     1998                    $9.60              1998                   $15.22

Bedford Fremont Business Center            Parkpoint Business Center
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                   $11.93              1997                      N/A
     1998                   $14.63              1998                   $15.19

Spinnaker Court                            2180 S. McDowell
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $8.01              1997                      N/A
     1998                    $8.25              1998                    $8.37

2277 Pine View Way                         2190 S. McDowell
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $6.91              1997                      N/A
     1998                    $6.91              1998                    $8.19

The Mondavi Building
     1994                      N/A
     1995                      N/A
     1996                      N/A
     1997                    $4.92
     1998                    $4.92

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year

INDUSTRIAL PROPERTIES (continued):
Southern California

Dupont Industrial Center                   Signal Systems Building
     1994                    $3.07              1994                      N/A
     1995                    $3.17              1995                      N/A
     1996                    $3.53              1996                    $7.80
     1997                    $3.40              1997                    $8.11
     1998                    $3.44              1998                   $10.20

3002 Dow Business Center                   Carroll Tech II
     1994                      N/A              1994                      N/A
     1995                    $8.88              1995                      N/A
     1996                    $8.55              1996                      N/A
     1997                    $8.32              1997                   $11.52
     1998                    $8.86              1998                   $12.00

Carroll Tech I                             2230 Oak Ridge Way
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                   $10.35              1996                      N/A
     1997                   $11.93              1997                      N/A
     1998                    $3.17              1998                    $6.49

Vista 1                                    5502 Oberlin Drive
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                    $5.16              1996                      N/A
     1997                    $0.00**            1997                      N/A
     1998                    $0.00              1998                    $9.96

Vista 2                                    6960 Flanders Drive
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                    $6.36              1996                      N/A
     1997                    $6.61              1997                      N/A
     1998                    $6.88              1998                    $9.60

**Bankruptcy

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year

INDUSTRIAL PROPERTIES (continued):

Greater Kansas City Area
Ninety-Ninth Street #3                     Ninety-Ninth Street #4
     1994                    $5.86              1994                      N/A
     1995                    $5.86              1995                      N/A
     1996                    $5.30              1996                      N/A
     1997                    $6.08              1997                      N/A
     1998                    $6.14              1998                    $6.16

Lackman Business Center                    Panorama Business Center
     1994                      N/A              1994                      N/A
     1995                    $8.36              1995                      N/A
     1996                    $8.59              1996                    $6.54
     1997                    $8.77              1997                    $6.70
     1998                    $9.36              1998                    $6.87

Ninety-Ninth Street #1                     17725 W. 85th Street
     1994                      N/A              1994                      N/A
     1995                    $7.96              1995                      N/A
     1996                    $8.32              1996                      N/A
     1997                    $7.72              1997                    $3.11
     1998                    $7.89              1998                    $3.20

Ninety-Ninth Street #2
     1994                      N/A
     1995                    $7.56
     1996                    $8.62
     1997                    $8.62
     1998                    $8.62


Colorado

Bryant Street Quad                         Bryant Street Annex
     1994                      N/A              1994                      N/A
     1995                    $3.09              1995                    $4.02
     1996                    $3.39              1996                    $3.93
     1997                    $3.82              1997                    $4.09
     1998                    $3.96              1998                    $4.17

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year

INDUSTRIAL PROPERTIES (continued):

Greater Portland Area, Oregon

Twin Oaks Technology Center                Twin Oaks Business Park
     1994                      N/A              1994                      N/A
     1995                    $7.27              1995                    $7.75
     1996                    $7.32              1996                    $8.35
     1997                    $7.67              1997                    $8.86
     1998                    $7.78              1998                    $8.87

Arizona

Westech Business Center                    Phoenix Airport Center #4
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                    $8.85              1996                      N/A
     1997                    $9.44              1997                    $7.20
     1998                    $9.99              1998                    $7.80

Westech II                                 Phoenix Airport Center #5
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                      N/A              1997                    $7.21
     1998                    $8.86              1998                    $8.68

2601 W. Broadway                           Butterfield Business Center
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $7.14              1997                    $7.08
     1998                    $7.14              1998                    $7.11

Phoenix Airport Center #2                  Cimarron Business Park
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $7.20              1997                      N/A
     1998                    $7.20              1998                    $8.94

Phoenix Airport Center #3                  Expressway Corporate Center
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $6.36              1997                      N/A
     1998                    $6.36              1998                    $8.21

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year

INDUSTRIAL PROPERTIES(continued):
Texas
Ferrell Drive                              Austin Rutland 10
     1994                     N/A               1994                      N/A
     1995                     N/A               1995                      N/A
     1996                     N/A               1996                      N/A
     1997                   $4.55               1997                      N/A
     1998                   $4.62               1998                    $6.54

Austin Braker 2                            Austin Southpark A, B and C
     1994                     N/A               1994                      N/A
     1995                     N/A               1995                      N/A
     1996                     N/A               1996                      N/A
     1997                     N/A               1997                      N/A
     1998                   $8.79               1998                    $8.38

SUBURBAN OFFICE PROPERTIES:
Northern California

Village Green                              Monterey Commerce Center 1
     1994                  $20.85               1994                      N/A
     1995                  $18.23               1995                      N/A
     1996                  $19.99               1996                      N/A
     1997                  $23.24               1997                   $20.12
     1998                  $23.70               1998                   $19.78

100 View Street                            3880 Cypress Drive
     1994                     N/A               1994                      N/A
     1995                     N/A               1995                      N/A
     1996                  $18.82               1996                      N/A
     1997                  $20.10               1997                      N/A
     1998                  $21.72               1998                   $13.08

Canyon Park
     1994                     N/A
     1995                     N/A
     1996                     N/A
     1997                  $15.92
     1998                  $16.44

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year

SUBURBAN OFFICE PROPERTIES(continued):
Southern California

Laguna Hills Square                        Scripps Wateridge
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                   $25.38              1996                      N/A
     1997                   $23.90              1997                   $11.41
     1998                   $24.79              1998                   $12.53

Carroll Tech III
     1994                      N/A
     1995                      N/A
     1996                      N/A
     1997                    $8.52
     1998                    $8.52

Greater Kansas City Area
6600 College Boulevard                     Didde Building
     1994                      N/A              1994                      N/A
     1995                   $12.01              1995                      N/A
     1996                   $11.99              1996                      N/A
     1997                   $12.28              1997                      N/A
     1998                   $12.35              1998                   $18.25

Colorado
Oracle Building                            Texaco Building
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                   $23.37              1997                      N/A
     1998                   $23.34              1998                   $18.05

Salt Lake City
Woodlands Tower II
     1994                   $14.47
     1995                   $14.25
     1996                   $14.58
     1997                   $15.86
     1998                   $16.75

                 Average Base Rent                          Average Base Rent
                         ($/Sq/Yr)                                  ($/Sq/Yr)
Properties          At End of Year         Properties          At End of Year

Arizona
Executive Center at Southbank              Phoenix Airport Center #1
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $9.23              1997                   $13.81
     1998                    $9.46              1998                   $13.69

Troika Building                            Cabrillo Executive Center
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $9.00              1997                      N/A
     1998                   $10.00              1998                   $16.64

Greater Seattle Area
Kenyon Center                              Adobe Systems Bldg. 1
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                   $11.61              1996                      N/A
     1997                   $11.61              1997                      N/A
     1998                   $11.61              1998                   $15.53

Orillia Office Park                        Adobe Systems Bldg. 2
     1994                      N/A              1994                      N/A
     1995                      N/A              1995                      N/A
     1996                      N/A              1996                      N/A
     1997                    $9.35              1997                      N/A
     1998                    $9.35              1998                   $22.04

Texas
9737 Great Hills Trail
     1994                      N/A
     1995                      N/A
     1996                      N/A
     1997                   $18.00
     1998                   $18.00

Nevada
U. S. Bank Centre
     1994                      N/A
     1995                      N/A
     1996                      N/A
     1997                   $18.59
     1998                   $18.76

Tax Information

The following table sets forth tax information of the Company's real estate investments at December 31, 1998, as follows: (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation (in thousands):

                                                     Federal       Annual Rate of      Depreciation         Life
Depreciable assets                                   Tax Basis     Depreciation           Method          In Years

INDUSTRIAL PROPERTIES

Northern California                                      3,784          3.18%          Straight Line        31.5
                                                       109,201          2.56%          Straight Line        39.0
                                                       112,985

Southern California                                     35,790          2.56%          Straight Line        39.0

Greater Kansas City Area                                 2,132          3.18%          Straight Line        31.5
                                                        14,286          2.56%          Straight Line        39.0
                                                        16,418

Colorado                                                 3,283          2.56%          Straight Line        39.0

Greater Portland Area                                    8,540          2.56%          Straight Line        39.0

Arizona                                                 27,199          2.56%          Straight Line        39.0

Texas                                                   11,015          2.56%          Straight Line        39.0

Total depreciable assets for industrial properties     215,230

SUBURBAN OFFICE PROPERTIES

Northern California                                     17,667          2.56%          Straight Line        39.0

Southern California                                     18,114          2.56%          Straight Line        39.0

Greater Kansas City Area                                 5,451          2.56%          Straight Line        39.0

Colorado                                                45,260          2.56%          Straight Line        39.0

Salt Lake City                                           6,553          2.56%          Straight Line        39.0

Arizona                                                 26,198          2.56%          Straight Line        39.0

Greater Seattle Area                                    78,801          2.56%          Straight Line        39.0

Texas                                                    7,089          2.56%          Straight Line        39.0

Nevada                                                  10,533          2.56%          Straight Line        39.0



Total depreciable assets for
   suburban office properties                          215,666

                                                       430,896


For additional information on the Company's real estate portfolio, see
Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company trades on the New York Stock Exchange and the Pacific Exchange under the symbol "BED." As of December 31, 1998 the Company had 869 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share by the Company on the Common Stock for each quarterly period during 1997 and 1998.

                                                                Dividend
                                    High       Low              Per Share

1997
   First Quarter                    $21 1/4    $16 5/8             $.26
   Second Quarter                   $20 1/8    $17                 $.27
   Third Quarter                    $22        $19                 $.30
   Fourth Quarter                   $22 7/8    $19 3/16            $.30

1998
   First Quarter                    $22        $19 3/16            $.30
   Second Quarter                   $20        $17 7/16            $.33
   Third Quarter                    $20 1/8    $15                 $.33
   Fourth Quarter                   $18 3/4    $15 3/4             $.36




Credit Facility

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% (depending on leverage levels). The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. During the first quarter of 1999, the Company entered into discussions with Bank of America regarding a bridge facility of $28 million. This facility would consist of secured loans, bear the same interest rates as the secured loans under the $175 million facility and have a six-month term with the option to extend for another six months.

ITEM 6.  SELECTED FINANCIAL DATA
Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

        (in thousands of dollars, except per share data)

                                          1998           1997           1996           1995           1994


Operating Data:
   Rental income                      $  73,451      $  46,377      $  27,541      $  11,695      $  9,154
   Net income                            31,496         31,291         11,021          2,895         3,609
   Net income applicable
       to common stockholders            31,496         27,791          6,516          1,607         3,609

   Per common share -
   assuming dilution
       Income before gain or loss
       on sale of real estate
       investments                    $    1.38      $    1.23      $    1.09      $    1.14      $   0.79

       Net income                     $    1.38      $    1.94      $    1.14      $    0.52      $   1.17

Balance Sheet Data:
   Real estate investments            $ 581,458      $ 423,086      $ 224,501      $ 128,964      $ 55,053
   Bank loan payable                    147,443          8,216         46,097         43,250        22,400
   Mortgage loans payable                80,116         60,323         51,850           -             -

   Redeemable preferred shares             -              -            50,000         50,000          -
   Common and other
       stockholders' equity             347,589        346,426         73,756         32,435        36,932

Other Data:
   Net cash provided by
       operating activities           $  38,949      $  25,041      $  14,378      $   4,898      $  2,716
   Net cash used by
           investing activities         168,018        180,358         96,964         73,259        19,720
   Net cash provided by
           financing activities         128,994        155,350         82,887         64,655        16,807

   Funds From Operations(1)              42,312         25,582         13,645          5,021         3,622

   Dividends declared per share       $    1.32      $    1.13      $    1.00      $    0.82      $   0.71

   (1) Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by NAREIT as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, sales of property, and non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, Funds From Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds From Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto, all of which are included herein.

When used in this annual report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the sections entitled "Potential Factors Affecting Future Operating Results" and "Market Risk" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The Company's operations consist of owning and operating industrial and suburban office properties located primarily in the Western United States.

Increases in revenues, expenses, net income and cash flows in the years compared below were due primarily to the acquisition, development and sale of operating properties as follows:

                        1998                  1997                    1996

                  Number of     Square      Number of     Square        Number of     Square
                  Properties     Feet       Properties     Feet         Properties     Feet
Acquisitions
     Industrial       10         531,000        13        1,091,000         13        1,251,000
     Office            6         650,000        13        1,199,000          3          189,000
                      16       1,181,000        26        2,290,000         16        1,440,000
Development
     Industrial     -               -            4          365,000          1           45,000
Sales
    Industrial      -               -            -             -             2          186,000
     Office         -               -            2          213,000          -             -

     Retail         -               -            1           84,000          -             -

                    -               -            3          297,000          2          186,000

Comparison of 1998 to 1997
Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $16,108,000 or 54% in 1998 compared with 1997. This is due to an increase in rental income of $27,074,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $10,966,000.

The increase in rental income and expenses is primarily attributable to the acquisition and development of real estate investments during 1998 and 1997. This acquisition and development activity increased rental income and rental expenses in 1998 by $24,964,000 and $10,133,000, respectively, as compared to 1997. The remaining increase in rental income of $5,226,000 is due primarily to overall increases in property rental rates, while the remaining increase in rental expenses of $2,113,000 is due primarily to increases in property tax assessments, landscaping costs and other property operating expenses. These increases were partially offset by the sales of two office properties and one retail property in 1997, which resulted in a reduction in rental income and rental expenses in 1998 of $3,116,000 and $1,280,000, respectively, as compared to 1997.

Expenses
Interest expense, which includes amortization of loan fees, increased $3,246,000 or 41% in 1998 compared with 1997. The increase is attributable to the Company's higher level of borrowings to finance the acquisition and development of properties in 1998, and higher financing costs incurred in connection with its credit facility and mortgage loans. The amortization of loan fees was $1,013,000 and $816,000 for 1998 and 1997, respectively. General and administrative expense increased $1,049,000 or 45% from $2,337,000 in 1997 to $3,386,000 in 1998. The
1998 general and administrative expenses included costs of $434,000 related to the Company exploring strategic alternatives including selling its portfolio of properties. Such discussions were terminated in the fourth quarter of 1998. Excluding these costs, general and administrative expenses increased 26% in 1998 compared with 1997, primarily the result of managing a larger real estate portfolio. The 1997 general and administrative expenses included $250,000 alternative minimum tax expense the Company incurred on the retention and reinvestment of gains on property sales.

Gain on Sale
In July 1997, the Company sold two of its Southern California office properties for a combined sales price of approximately $25,800,000, which resulted in a gain of $10,785,000. In October 1997, the Company sold Academy Place Shopping Center in Colorado Springs, Colorado for a sale price of approximately $7,500,000, which resulted in a gain of approximately $748,000. Net operating loss carryforward was utilized to offset substantially all of the 1997 taxable income remaining after the deduction of dividends paid in 1997.

Dividends
The 1998 quarterly dividend declared for each share of common stock was $0.30 for the first quarter, $0.33 for the second and third quarters, and $0.36 for the fourth quarter. Consistent with the Company's policy, dividends are paid in the quarter after the quarter in which they are declared.

Comparison of 1997 to 1996

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $13,268,000 or 80% in 1997 compared with 1996. This is due to an increase in rental income of $18,836,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $5,568,000.

The increase in rental income and expenses is primarily attributable to the acquisition of real estate investments during 1997 and 1996. This acquisition activity increased rental income and rental expenses in 1997 by $21,545,000 and $7,055,000, respectively, as compared to 1996. This increase was partially offset by the sales of two office properties and one retail property in 1997 and two industrial properties in 1996, which generated a reduction in rental income and rental expenses in 1997 of $3,256,000 and $1,779,000, respectively, as compared to 1996.

Expenses
Interest expense, which includes amortization of loan fees, increased $3,571,000 or 82% in 1997 compared with 1996. The increase is attributable to the Company's higher level of borrowings to finance the acquisition of properties in 1997, and higher financing costs incurred in connection with its credit facility and mortgage loans. The amortization of loan fees was $816,000 and $650,000 for 1997 and 1996, respectively. General and administrative expenses increased $585,000 or 33% in 1997 compared with 1996, as a result of managing a larger real estate portfolio and as a result of the $250,000 alternative minimum tax expense the Company incurred in 1997 on the retention and reinvestment of gains on property sales.

Gain on Sale
In July 1997, the Company sold two of its Southern California office properties for a combined sales price of approximately $25,800,000, which resulted in a gain of $10,785,000. In October 1997, the Company sold Academy Place Shopping Center in Colorado Springs, Colorado for a sale price of approximately $7,500,000, which resulted in a gain of approximately $748,000. Net operating loss carryforward was utilized to offset substantially all of the 1997 taxable income remaining after the deduction of dividends paid in 1997. In April 1996, the Company sold 3.6 acres of land adjacent to its suburban office property in Utah for $1,000,000, receiving $950,000 in cash and a $50,000 note. The 10%
interest bearing note was paid in April 1997. The sale resulted in a gain of $359,000. In December 1996, the Company sold two industrial properties in St. Paul, Minnesota for a cash price of $6,705,000. The sale resulted in a gain of $47,000.

Dividends
The 1997 quarterly dividend declared for each share of common stock was $0.26 for the first quarter, $0.27 for the second quarter, and $0.30 for the third and fourth quarters. Consistent with the Company's policy, dividends are paid in the quarter after the quarter in which they are declared. In addition, the Company declared a quarterly dividend of $1,125,000 in each of the first two quarters of 1997 and $1,250,000 for the third quarter of 1997 on the Series A Convertible Preferred Stock. The preferred shares were converted into 4,166,667 shares of common stock on October 15, 1997.

Financial Condition

Total assets of the Company at December 31, 1998 increased by $164,421,000 compared with December 31, 1997, primarily as a result of an increase in real estate investments of $167,910,000. Total liabilities at December 31, 1998 increased by $163,386,000 compared with December 31, 1997, primarily as a result of the increase in bank and mortgage loan borrowings made in support of property acquisitions and development.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35%. The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of December 31, 1998, the Company was in compliance with the covenants and requirements of its revolving credit facility which had an outstanding balance of $147,443,000 and an effective interest rate of 6.48%. During the first quarter of 1999, the Company entered into discussions with Bank of America regarding a bridge facility of $28 million. This facility would consist of secured loans, bear the same interest rates as the secured loans under the $175 million facility and have a six-month term with the option to extend for another six months.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the twelve months ended December 31, 1998, the Company's operating activities provided cash flow of $38,949,000. Investing activities utilized cash of $168,018,000 for real estate acquisitions. Financing activities provided net cash flow of $128,994,000 consisting of the proceeds from bank borrowings and mortgage loans of $179,181,000 and net proceeds from the exercise of stock options of $1,367,000, offset by repayment of bank borrowings and mortgage loans of $20,996,000, payment of dividends and distributions of $28,615,000, and redemption of partnership units of $128,000. Net cash flow was also offset by the repurchase of 111,375 shares of common stock at an average purchase price of $16.30 per share during the fourth quarter of 1998.

The Company expects to fund the cost of acquisitions, capital expenditure costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), (iii) the sale of certain real estate investments, and
(iv) the sale of equity securities and, possibly, the issuance of equity securities in connection with acquisitions.

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

Potential Factors Affecting Future Operating Results

Many factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations. These factors include the following:

Interest Rate Fluctuations

At the present time, borrowings under the Company's credit facility bear interest at a floating rate. The Company recognizes that its results from operations may be negatively impacted by future increases in interest rates and substantial additional borrowings to finance property acquisitions.

Lease Renewals

While the Company has historically been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 1999 and beyond may not be renewed, or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

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

The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and the Company has not been notified by any governmental authority of any non-compliance or other claim in connection with any of its present or former properties. Accordingly, the Company does not currently anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on the financial position, results of operations or liquidity of the Company. There can be no assurance, however, that future discoveries or events at the Company's properties, or changes to current environmental regulations, will not result in such a material adverse impact.

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and twelve months ended December 31, 1998 amounted to $11,666,000 and $42,312,000, respectively. During the same periods in 1997, FFO amounted to $8,092,000 and $25,582,000, respectively. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income
(loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, sales of property and non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income
(loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, Funds From Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds From Operations.

                        Three Months Ended            Twelve Months Ended
                            December 31,                   December 31,
                        1998          1997            1998           1997

Funds From Operations
(in thousands):

 Net Income                $ 8,243      $ 6,995          $31,496       $31,291

 Add Back:
   Depreciation
    and Amortization         2,958        1,814           10,265         5,716
   Minority Interest            31           29              117           108
   Non-recurring
    Portfolio
    Disposition Costs (1)      434         -                 434          -
 Less Gain on Sale            -            (746)            -          (11,533)

 Funds From Operations     $11,666      $ 8,092          $42,312       $25,582

(1) In the second quarter of 1998, the Company engaged Lehman Brothers, Inc. as financial advisor to assist the Company in the exploration of strategic alternatives, which included the potential sale of the Company's operating portfolio. Due to changes in the real estate market, the Company abandoned its plan to sell its operating portfolio and expensed all related costs.

Year 2000 Compliance

In 1997 the Company purchased and put in place new information system hardware and software to accommodate the rapid growth of its real estate portfolio. The Company believes the new information system hardware and software is Year 2000 compliant. In addition, the Company has evaluated Year 2000 compliance risk relative to operations of its rental properties, and retained the services of a team of consultants. Since January 1998, these consultants have been conducting a survey of the Company's outside relationships (e.g., tenants, vendors and creditors) to assess their state of readiness in regards to Year 2000 compliance. The survey indicates that a majority of these parties' information systems are or will be Year 2000 compliant. In addition, the Company is performing a detailed Information Technology review of its key outside relationships. As of December 31, 1998, the Company has spent $10,000 on surveys and systems reviews and expects to spend approximately $20,000 in 1999. The Company is in the process of developing a contingency plan in the event of non-compliance. The Company believes that Year 2000 compliance will not have a material impact on the Company's financial statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company balances its borrowings between fixed and variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands):

                                                                                                                     Fair
                                1999        2000       2001        2002        2003      Thereafter      Total       Value

Fixed rate debt               $ 1,315     $ 1,415    $  1,524    $ 24,103    $ 23,608    $ 26,354      $  78,319   $ 79,504

Average interest rate           7.37%       7.38%       7.38%       7.49%       7.04%       7.49%          7.35%      7.00%


Variable rate LIBOR debt            -           -    $147,443           -           -           -      $ 147,443   $147,443

Average interest rate               -           -       6.48%           -           -           -          6.48%      6.48%


Variable rate prime debt      $ 1,797           -           -           -           -           -      $   1,797   $  1,797

Average interest rate           8.00%           -           -           -           -           -          8.00%      8.00%

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedule Covered by Independent
Auditors' Report

Independent Auditors' Report                                        53
Consolidated Balance Sheets as of December 31, 1998 and 1997        54
For the Years Ended December 31, 1998, 1997 and 1996:
- Consolidated Statements of Income                                 55
- Consolidated Statements of Stockholders' Equity                   56
- Consolidated Statements of Cash Flows                             57
Notes to Consolidated Financial Statements                          58
Financial Statement Schedule:
- Schedule III - Real Estate and Accumulated Depreciation           71



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on May 13, 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

A. 1.   Financial Statements

        Independent Auditors' Report.

        The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Consolidated Balance Sheets as of December 31, 1998 and 1997.

        Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996.

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

   10.15 Loan Agreement dated as of January 30, 1998 between Bedford Property Investors, Inc. as Borrower and Prudential Insurance Company of America as Lender is incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1997.

   10.16 The Company's Amended and Restated Employee Stock Plan is incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1997.

   10.17 Form of Employee Stock Plan Option Agreement between the Company and the Named Executive Officers under the Company's Amended and Restated Employee Stock Plan is incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1997.

   10.18 The Company's Amended and Restated 1992 Directors' Stock Option Plan is incorporated herein by reference to
             Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1997.

   10.19 Form of Retention Agreement is incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1997.

   10.20 Employment Agreement made as of August 4, 1997, by and between Bedford Property Investors Incorporated and Scott
             R. Whitney is incorporated herein by reference to Exhibit
             10.20 to the Company's Form 10-K for the year ended December 31, 1997.

   10.21 Employment Agreement made as of November 18, 1997, by and between Bedford Property Investors Incorporated and Dennis Klimmek is incorporated herein by reference to
             Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1997.

   10.22* Credit Agreement made as of February 26, 1999, by and between Bedford Property Investors Incorporated and Bank of America National Trust and Savings Association and the several financial institutions (the "Banks") as may be party thereto from time to time.

   10.23* Revolving Note made as of March 5, 1999, by and between Bedford Property Investors Incorporated and Bank of America National Trust and Savings Association.

   10.24* Revolving Note made as of March 5, 1999, by and between Bedford Property Investors Incorporated and Union Bank of California.

   12*       Ratio of Earnings to Fixed Charges.

   21.1*     Subsidiaries of the Company.

   23.1*     Consent of KPMG LLP, independent auditors.

   27*  Financial Data Schedules

   * Filed herewith



   B.   Reports on Form 8-K

        None

                 Independent Auditors' Report


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                 KPMG LLP


San Francisco, California
January 29, 1999

               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 1998 AND 1997
      (in thousands, except share and per share amounts)

                                                     1998                 1997
Assets:

Real estate investments:
  Industrial buildings                           $312,911             $237,184
  Office buildings                                258,479              170,948
  Properties under development                     24,686               18,227
  Land held for development                         3,905                5,712

                                                  599,981              432,071
  Less accumulated depreciation                    18,523                8,985

                                                  581,458              423,086
Cash                                                1,286                1,361
Other assets                                       15,580                9,456


                                                 $598,324             $433,903


Liabilities and Stockholders' Equity:

Bank loan payable                                $147,443             $  8,216
Mortgage loans payable                             80,116               60,323
Accounts payable and accrued expenses               7,574                6,026
Dividends and distributions payable                 8,191                6,804
Other liabilities                                   6,042                4,611

    Total liabilities                             249,366               85,980

Minority interest in consolidated partnership       1,369                1,497

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares;
   issued and outstanding 22,666,856
   shares in 1998 and 22,583,867 shares in 1997       453                  452
 Additional paid-in capital                       407,760              408,209
 Accumulated dividends in
  excess of net income                            (60,624)             (62,235)
      Total stockholders' equity                  347,589              346,426

                                                 $598,324             $433,903

See accompanying notes to consolidated financial statements.


               BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
      (in thousands, except share and per share amounts)


                                              1998           1997         1996


Property operations:
    Rental income                          $73,451        $46,377      $27,541
    Rental expenses:
       Operating expenses                   11,026          6,852        5,352
       Real estate taxes                     6,220          3,977        2,595
       Depreciation and amortization        10,265          5,716        3,030


Income from property operations             45,940         29,832       16,564

General and administrative expenses         (3,386)        (2,337)      (1,752)
Interest income                                223            289          150
Interest expense                           (11,164)        (7,918)      (4,347)

Income before gain on sales of real
    estate investments and
     minority interest                      31,613         19,866       10,615

Gain on sales of real
    estate investments                        -            11,533          406

Minority interest                             (117)          (108)        -


Net income                                 $31,496        $31,291      $11,021


Net income applicable to common
     stockholders                          $31,496        $27,791      $ 6,516

Earnings per share - basic                 $  1.39        $  2.21      $  1.21

Weighted average number of
     shares - basic                     22,634,656     12,566,065    5,405,727

Earnings per share - assuming dilution     $  1.38        $  1.94      $  1.14

Weighted average number of shares -
     assuming dilution                  22,929,807     16,166,454    9,702,552


See accompanying notes to consolidated financial statements.



               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      (in thousands, except share and per share amounts)

                                                                                   Accumulated        Total
                                                                  Additional         dividends       stock-
                                                      Common         paid-in      in excess of     holders'
                                                       stock         capital        net income       equity


Balance, December 31, 1995                            $   61        $107,214         $(74,840)     $ 32,435

Issuance of common stock                                  70          43,778                -        43,848

Costs of issuance of preferred stock                       -               -               (2)           (2)

Costs of issuance of common stock                          -          (3,370)               -        (3,370)

Net income                                                 -               -           11,021        11,021

Dividends to common stockholders
  ($1.00 per share)                                        -               -           (5,671)       (5,671)

Distributions to limited partnership unit holders          -               -               (5)           (5)

Dividends to preferred stockholders                        -               -           (4,500)       (4,500)

Balance, December 31, 1996                               131         147,622          (73,997)       73,756

Issuance of common stock                                 321         265,622                -       265,943

Costs of issuance of common stock                          -          (4,990)               -        (4,990)

Redemption of partnership units                            -             (45)               -           (45)

Net income                                                 -               -           31,291        31,291

Dividends to common stockholders
 ($1.13 per share)                                         -               -          (16,029)      (16,029)

Dividends to preferred stockholders                        -               -           (3,500)       (3,500)


Balance, December 31, 1997                               452         408,209          (62,235)      346,426

Issuance of common stock                                   1           1,366                -         1,367

Repurchase and retirement of
  common stock                                             -          (1,815)               -        (1,815)

Net income                                                 -               -           31,496        31,496

Dividends to common stockholders                           -               -          (29,885)      (29,885)
 ($1.32 per share)

Balance, December 31, 1998                             $ 453        $407,760         $(60,624)     $347,589

See accompanying notes to consolidated financial statements.


                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (in thousands)

                                                                    1998            1997            1996

Operating Activities:
   Net income                                                    $  31,496       $  31,291       $  11,021
   Adjustments to reconcile net income to net cash provided
           by operating activities:
       Minority interest                                               117             108            -
       Depreciation and amortization                                11,508           6,697           3,757
       Gain on sale of real estate investments                        -            (11,533)           (406)
       Increase in other assets                                     (7,259)         (4,655)         (2,118)
       Increase in accounts payable and accrued expenses             1,656           1,282             763
       Increase in other liabilities                                 1,431           1,851           1,361


Net cash provided by operating activities                           38,949          25,041          14,378


Investing Activities:
   Investments in real estate                                     (168,018)       (212,267)       (104,483)
   Proceeds from sales of real estate investments                     -             31,909           7,519


Net cash used by investing activities                             (168,018)       (180,358)        (96,964)


Financing Activities:
  Proceeds from bank loan payable                                  158,097         167,559         101,189
  Repayment of bank loan payable                                   (19,889)       (206,804)        (99,048)
  Proceeds from mortgage loans payable                              21,084            -             49,384
  Repayment of mortgage loans payable                               (1,107)           (441)           -
  Issuance of common stock                                           1,367         210,953          40,476
  Redemption of partnership units                                     (128)           (257)           -
  Payment of dividends and distributions                           (28,615)        (15,660)         (9,114)
  Repurchase and retirement of common stock                         (1,815)           -               -


Net cash provided by financing activities                          128,994         155,350          82,887


Net increase (decrease) in cash                                        (75)             33             301
Cash at beginning of year                                            1,361           1,328           1,027


Cash at end of year                                              $   1,286        $  1,361         $ 1,328


Supplemental disclosure of cash flow information
a)   Non-cash investing and financing activities:
          Debt incurred with real estate acquired                $    -           $  8,914         $ 2,283
          Issuance of limited partnership units for
          real estate acquired                                        -               -              1,709
          Note receivable from sale of real estate investment         -               -                 50
b)   Cash paid during the year for interest, net of amounts
          capitalized                                            $   9,329        $  7,291         $ 3,380
c)   Conversion of Preferred Stock (see footnote 9)              $    -           $ 50,000         $  -

See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and Summary of Significant Accounting Policies and
Practices

The Company
Bedford Property Investors, Inc. (the Company) is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the Western United States. The
Company's Common Stock trades under the symbol "BED" on both the New York Stock Exchange and Pacific Exchange.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Bedford Realty Partners, L.P. All significant inter-entity balances have been eliminated in consolidation.

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

Taxable income differs from net income for financial reporting purposes primarily because of the different methods of accounting for depreciation. As of December 31, 1998, for Federal income tax purposes, the Company had an ordinary loss carry forward of approximately $32 million. As the Company does not expect to incur income tax liabilities, the asset value of these losses has been effectively fully reserved. For Federal income tax purposes, dividend distributions made for 1998 were classified 96% as ordinary income and 4% as return of capital; dividend distributions made for 1997 were classified 88% as ordinary income and 12% as capital gain; all dividend distributions made for 1996 were classified as ordinary income.

Real Estate Investments
Buildings and improvements are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 45 years. Upon the acquisition of an investment by the Company, acquisition-related costs are added to the carrying cost of that investment. These costs are being depreciated over the useful lives of the buildings. Leasing commissions and improvements to tenants' space incurred subsequent to the acquisition are amortized over the terms of the respective leases. Expenditures for repairs and maintenance, which do not add to the value or prolong the useful life of a property, are expensed as incurred. When the Company concludes that the recovery of the carrying amount of a real estate investment is impaired, it reduces such carrying amount to the estimated fair value of the investment. Investments which are considered as held for sale are carried at the lower of the carrying amount or fair value less costs to sell and such properties are no longer depreciated.

Income Recognition
Rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement. Aggregate rental income exceeded contractual rentals by $2,252,000, $1,644,000 and $573,000 for 1998, 1997 and 1996, respectively.

Per Share Data
Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under the Company's stock option plans are included in the calculation of diluted per share data if, upon exercise, they would have a dilutive effect. The diluted earnings per share calculation also assumes conversion of the Series A Convertible Preferred Stock of the Company and the limited partnership units of Bedford Realty Partners, L.P., if such conversions would have dilutive effects, as of the beginning of the year. Dividends accrued on the Series A Convertible Preferred Stock and distributions accrued on the limited partnership units are deducted from net income for purposes of determining net income applicable to common stockholders.

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per share (FAS 128). Earnings per share data for previous periods have been restated to conform to FAS 128.

Recent Accounting Pronouncements
In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of December 31, 1998 (in thousands):

                                                                             Less
                                                                      Accumulated
                                           Land        Building      Depreciation         Total

INDUSTRIAL PROPERTIES
Northern California                      $ 49,052      $113,640        $  6,084         $156,608
Southern California                        15,327        35,581           2,326           48,582
Greater Kansas City Area                    3,917        16,538           1,232           19,223
Colorado                                    1,911         3,283             250            4,944
Greater Portland Area                       2,652         8,540             783           10,409
Arizona                                    13,275        35,156           1,295           47,136
Texas                                       2,981        11,058             146           13,893


Total Industrial Properties                89,115       223,796          12,116          300,795


SUBURBAN OFFICE PROPERTIES
Northern California                         6,023        17,667             644           23,046
Southern California                         7,312        18,115             803           24,624
Greater Kansas City Area                    3,330         5,451             329            8,452
Colorado                                    5,560        45,260             755           50,065
Salt Lake City                                359         6,572             976            5,955
Arizona                                     9,149        17,244             556           25,837
Greater Seattle Area                       15,116        78,831           1,687           92,260
Texas                                       2,766         7,089             248            9,607
Nevada                                      2,102        10,533             409           12,226


Total Suburban Office Properties           51,717       206,762           6,407          252,072


PROPERTIES UNDER DEVELOPMENT
Northern California                             -           990               -              990
Greater Seattle Area                            -         8,110               -            8,110
Arizona                                         -        13,500               -           13,500
Colorado                                    2,086             -               -            2,086


Total Properties Under Development          2,086        22,600               -           24,686


LAND HELD FOR DEVELOPMENT
Northern California                         2,654             -               -            2,654
Southern California                         1,063             -               -            1,063
Texas                                         188             -               -              188


Total Land Held for Development             3,905             -               -            3,905


Total                                    $146,823      $453,158        $ 18,523         $581,458


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

In December 1998, an industrial property located in Northern California was identified for sale. Proceeds from the sale will be reinvested in further property acquisitions.

During 1998 and 1997, the Company capitalized interest costs relating to properties under development totaling $2,177,000 and $627,000, respectively.

The Company has remaining construction commitments of $12.5 million at December 31, 1998 relating to five of its properties under development.

Note 3 - Consolidated Partnership

In December 1996, the Company formed Bedford Realty Partners, L.P. (the "Operating Partnership"), with the Company as the sole general partner, for the purpose of acquiring real estate. In exchange for contributing a property into the Operating Partnership, the owners of the property receive limited partnership units ("OP Units"). A limited partner can seek redemption of the OP Units at any time. The Company, at its option, may redeem the OP Units by either (i) issuing common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to a limited partner based on the average trading price of its common stock. Each OP Unit is allocated partnership income and cash flow at a rate equal to the dividend being paid by the Company on a share of common stock. Additional partnership income and cash flow is allocated 99% to the Company and 1% to the limited partners.

This acquisition strategy is referred to as a "Down REIT" transaction; as long as certain tax attributes are maintained, the income tax consequences to a limited partner are generally deferred until such time as the limited partner redeems their OP Units.

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,495 OP Units. A director of the Company was a 9% owner of the property, but did not participate in the approval of the acquisition. As of December 31, 1998 the Company has redeemed 21,607 OP units for cash.

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 1998 are as follows (in thousands):

                  1999              $ 72,490
                  2000                64,478
                  2001                56,010
                  2002                44,663
                  2003                36,291
                  Thereafter          74,023
                                    $347,955

The total minimum future lease payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

Due to the Company's limited financial resources existing in prior years, its activities relating to the acquisition of new properties and debt and equity financings have been performed by Bedford Acquisitions, Inc. (BAI) pursuant to a written contract dated January 1, 1995. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount of the aggregate purchase price of the property for acquisitions and dispositions plus 5% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition or development minus
(b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and is renewable at the option of the Company for additional one-year terms. The current agreement will expire on January 1, 2000.

For 1998, 1997 and 1996, the Company paid BAI $2,272,000, $3,156,000, and
$1,808,000, respectively, for acquisition and financing activities performed pursuant to the foregoing arrangements. The Company believes that since the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and capitalized as part of the asset or financing activities.

Note 6 - Stock Option Plans

Initially 900,000 shares of the Company's Common Stock were reserved for issuance under the Employee Stock Option Plan (the "Employee Plan"). In May 1998, the shareholders approved an additional 2,100,000 shares. The Employee Plan expires in 2003. The Employee Plan provides for non-qualified stock options and incentive stock options.

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

Initially 250,000 shares of the Company's Common Stock were reserved for issuance under the Directors' Stock Option Plan (the "Directors' Plan"). In May 1996 and 1997, the shareholders approved an additional 250,000 shares and 500,000 shares, respectively. The Directors' Plan expires in 2002. The Directors' Plan provides for the grant of non-qualified stock options to directors of the Company. The Directors' Plan contains an automatic grant feature whereby a director receives a one-time "initial option" to purchase 25,000 shares upon a director's appointment to the Board of Directors and thereafter receives automatic annual grants of options to purchase 10,000 shares upon re-election to the Board of Directors. Options granted are generally exercisable six months from the date of grant.

The Directors' Plan requires that the exercise price of options be equal to the fair market value of the underlying shares on the date of grant. The maximum term of options granted is ten years.

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management shortly after the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1996 and 1995, options for 155,000 shares of Common Stock were exercised in exchange for notes payable to the Company. The notes bear interest at 7.5%. The unpaid balance of the notes was $1,021,000 and $1,466,000 at December 31, 1998 and 1997, respectively, and is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

In addition, the Company may grant restricted stock to key employees. These shares generally vest over five years and are subject to forfeiture under certain conditions. As of December 31, 1998, the Company has granted 105,200 shares.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation costs have not been recognized for either the Employee or the Directors' Plan. Had compensation costs for the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                  1998              1997               1996
Net income:
   As reported                $31,496,000       $31,291,000        $11,021,000
   Pro forma                   31,158,000        31,045,000         10,831,000

Earnings per share - basic:
   As reported                $      1.39       $      2.21        $      1.21
   Pro forma                         1.38              2.19               1.17

Earnings per share -
  assuming dilution:
   As reported                $      1.38       $      1.94        $      1.14
   Pro forma                         1.36              1.92               1.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 7.3%, 5.8% and 6.9%; expected volatility of 17.0%, 16.8%, and 18.1%; risk-free interest rates of 4.6%, 5.7% and 6.3%. The expected life for the director's options is five years for each period. The expected life for the employee's options is ten years for 1998, and five years each for 1997 and 1996.

A summary of the status of the Company's plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                            1998                            1997                           1996
                                                  Weighted Avg.                  Weighted Avg.                    Weighted Avg.
                                     Shares       Exercise Price      Shares     Exercise Price      Shares       Exercise Price
Employee Plan
Outstanding at beginning
    of year                           713,750        $16.52          242,250        $12.94            93,750         $12.78
Granted                               619,000         19.67          483,000         18.25           267,000          13.00
Exercised                             (29,625)        13.03           (7,125)        13.37          (106,000)         12.96
Forfeited                            (185,875)        18.05           (4,375)        14.99           (12,500)         12.92


Outstanding at end of year          1,117,250        $18.10          713,750        $16.52           242,250         $12.94


Options exercisable                   239,250                        118,750                          45,063


Weighted average fair value
 of options granted during
 the year                                            $ 1.12                         $ 1.94                           $ 1.37


Directors' Plan
Outstanding at beginning
    of year                           365,000        $11.65          295,000        $ 9.94           250,000         $ 8.28
Granted                                70,000         19.56           70,000         18.82            70,000          14.22
Exercised                            (125,000)         5.81             -              -             (25,000)          5.33


Outstanding at end of year            310,000        $15.79          365,000        $11.65           295,000         $ 9.94


Options exercisable                   310,000                        365,000                         295,000


Weighted average fair value
    of options granted during
    the year                                         $ 1.32                         $ 1.59                           $ 1.06

The following table summarizes information about stock options outstanding on December 31, 1998:

                                        Options Outstanding                          Options Exercisable
                                           Weighted Avg.
  Range of                   Number            Remaining      Weighted Avg.          Number     Weighted Avg.
Exercise Price          Outstanding     Contractual Life      Exercise Price    Exercisable     Exercise Price

Employee Plan
$  8.50                       2,750                  4.4             $  8.50          2,750             $ 8.50
  13.75 to 14.00             48,000                  1.4               13.95         48,000              13.95
  11.50                      31,625                  6.7               11.50         23,625              11.50
  13.00                     100,750                  7.3               13.00         53,750              13.00
  17.63 to 20.75            405,125                  8.3               18.31        111,125              18.31
  16.28 to 19.56            529,000                  9.3               19.67           -                   -

$  8.50 to 20.75          1,117,250                  8.3              $18.10        239,250             $15.45

Directors' Plan
$ 12.97                      25,000                  0.8               12.97         25,000              12.97
  11.82 to 11.85             75,000                  2.2               11.84         75,000              11.84
  14.22                      70,000                  7.8               14.22         70,000              14.22
  18.82                      70,000                  8.8               18.82         70,000              18.82
  19.56                      70,000                  9.8               19.56         70,000              19.56

$11.82 to 19.56             310,000                  6.6              $15.79        310,000             $15.79

Note 7 - Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35%. The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. As of December 31, 1998, the Company was in compliance with the covenants and requirements of its revolving credit facility which had an outstanding balance of $147,443,000. The credit facility is secured by mortgages on 47 properties (which properties collectively accounted for approximately 52% of the Company's Annualized Base Rent and approximately 43% of the Company's total assets as of December 31, 1998), together with the rental proceeds from such properties. During the first quarter of 1999, the Company entered into discussions with Bank of America regarding a bridge facility of $28 million. This facility would consist of secured loans, bear the same interest rates as the secured loans under the $175 million facility and have a six-month term with the option to extend for another six months.


The daily weighted average amount owed to the bank was $94,338,000 and $45,642,000 in 1998 and 1997, respectively. The weighted average interest rates in these periods were 6.81% and 7.42%, respectively. The effective interest rate at December 31, 1998 was 6.48%.

Note 8 - Mortgage Loans Payable

Mortgage loans payable at December 31, 1998 consist of the following (in thousands):

   Floating rate note due December 15, 1999,
     current rate of 8.00%                      $   1,797
   7.5% note due January 1, 2002                   24,297
   7.02% note due March 15, 2003                   24,717
   8.9% note due July 31, 2006                      8,674
   6.91% note due July 31, 2006                    20,631
                                                  $80,116



The mortgage loans are collaterized by 21 properties (which Properties collectively accounted for approximately 27% of the Company's Annualized Base Rent and approximately 21% of the Company's total assets as of December 31, 1998).

The following table presents scheduled principal payments on mortgage loans as of December 31, 1998 (in thousands):

   1999                $ 3,112
   2000                  1,415
   2001                  1,524
   2002                 24,103
   2003                 23,608
   Thereafter           26,354
                       $80,116

Note 9 - Redeemable Preferred Stock

On September 18, 1995, the Company issued and sold 8,333,334 shares of Series A Convertible Preferred Stock (the "Convertible Preferred Stock") for $6.00 per share. Holders of the Convertible Preferred Stock were entitled to cumulative quarterly dividends in cash in an amount equal to the greater of (i) $0.135 per share or (ii) the dividends payable on the Common Stock into which the Convertible Preferred Stock is convertible plus, in both cases, the accumulated but unpaid dividends on the Convertible Preferred Stock. Dividends may be declared and paid on shares of Common Stock only if full cumulative dividends have been paid or authorized and set apart on all shares of Convertible Preferred Stock. On October 14, 1997, the 8,333,334 shares of the Series A Convertible Preferred Stock were converted to 4,166,667 shares of common stock.

Note 10 - Sales of Common Stock

The Company completed the sale of 4,600,000 shares of common stock at $17 3/8 per share in February 1997 and 7,245,000 shares of common stock at $19 5/8 per share in November 1997. Net cash proceeds from these offerings were used to pay off the outstanding borrowings under the Company's credit facility.

Note 11 - Comprehensive Income

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of income to derive comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income.

Note 12 - Segment Disclosure
The Company has six reportable segments organized by the region in which they operate: Northern California (Northern California, Utah and Nevada), Southwest (Arizona and greater Austin, Texas area), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington areas), Colorado and Midwest (greater Kansas City, Kansas/Missouri and greater Dallas, Texas areas).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

                                                                    1998 (in thousands)
                              Northern                  Southern                                        Corporate
                            California   Southwest    California    Northwest    Colorado    Midwest      & Other    Consolidated

Rental income                $ 30,759    $ 11,900      $ 10,274     $  9,281     $ 6,317     $ 4,943    $    (23)       $ 73,451
Operating expenses and
  real estate taxes             6,954       3,200         2,142        1,345       1,935       1,326         344          17,246
Depreciation and
  amortization                  3,939       1,629         1,495        1,586         837         779           -          10,265


Income from property
  operations                 $ 19,866    $  7,071      $  6,637     $  6,350     $ 3,545     $ 2,838    $   (367)       $ 45,940

Percent of income from
  property operations             43%         15%           15%          14%          8%          6%         (1)%           100%

Interest income(1)                 15           -             -           16           -           -          192            223
Interest expense                    -           -             -            -           -           -      (11,164)       (11,164)
General and administrative
  expenses                          -           -             -            -           -           -       (3,386)        (3,386)
Minority interest                   -           -             -            -           -           -         (117)          (117)


Net Income                   $ 19,881    $  7,071      $  6,637     $  6,366     $ 3,545     $ 2,838    $ (14,842)      $ 31,496


Real estate investments      $209,589    $109,432      $ 77,398     $113,250     $58,101     $32,211    $        -      $599,981


Additions to real
  estate investments         $ 24,182    $ 41,420      $  6,349     $ 56,852     $36,179     $ 2,928    $        -      $167,910


Total Assets                 $210,867    $103,637      $ 81,708     $109,471     $57,068     $30,602    $    4,971      $598,324


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

                                       1997 (in thousands)

                               Northern                   Southern                                        Corporate
                             California    Southwest    California    Northwest   Colorado   Midwest       & Other      Consolidated

Rental income                 $ 20,614      $  5,367      $  8,637     $  4,112   $  1,410   $ 3,129      $  3,108         $ 46,377
Operating expenses and
  real estate taxes              4,551         1,336         1,859          415        310       970         1,388           10,829
Depreciation and
  amortization                   2,799           603         1,105          698        140       371             -            5,716


Income from property
   operations                 $ 13,264      $  3,428      $  5,673     $  2,999   $    960   $ 1,788      $  1,720         $ 29,832

Percent of income from
 property operations               44%           12%           19%          10%         3%        6%            6%             100%

Interest income(1)                   9             -             -            2          -         -           278              289
Interest expense                     -             -             -            -          -         -        (7,918)          (7,918)
General and administrative
   expenses                          -             -             -            -          -         -        (2,337)          (2,337)
Gain on sale of real estate
   investments                       -             -             -            -          -         -        11,533           11,533
Minority interest                    -             -             -            -          -         -          (108)            (108)


Net Income                    $ 13,273      $  3,428      $  5,673     $  3,001   $    960   $ 1,788      $  3,168         $ 31,291


Real estate investments       $185,407      $ 68,012      $ 71,049     $ 56,398   $ 21,922   $29,283      $      -         $432,071


Additions to real
 estate investments           $ 82,792      $ 58,764      $  6,559     $ 33,233   $ 10,589   $10,720      $      -         $202,657


Total Assets                  $183,714      $ 65,925      $ 73,491     $ 57,005   $ 22,090   $26,952      $  4,726         $433,903


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 13 - Fair Value of Financial Instruments

The carrying value of trade accounts payable and receivable approximate fair value due to the short-term maturity of these instruments. Management has determined that the carrying amount of debt approximates market value.

Note 14 - Earnings per Share

Following is a reconciliation of earnings per share:


                                                   Year Ended December 31,

                                                            1998           1997          1996
Basic:
   Net income                                         $   31,496      $    31,291    $   11,021
   Less:Dividends on the Series A Convertible
          Preferred Stock                                   -              (3,500)       (4,500)
        Distributions to Operating
          Partnership Unit Holders                          -                -               (5)

   Net income applicable to common stockholders           31,496           27,791         6,516

   Weighted average number of shares                  22,634,656       12,566,065     5,405,727

   Earnings per share - basic                         $     1.39      $      2.21    $     1.21

Diluted:
   Net income (from above)                            $   31,496      $    31,291    $   11,021
   Add: Minority interest                                    117              108          -

   Net income - assuming dilution                         31,613           31,399        11,021

   Weighted average number of shares (from above)     22,634,656       12,566,065     5,405,727
   Weighted average shares issuable upon
         conversion of the Series A Convertible
         Preferred Stock                                    -           3,264,840     4,166,667
   Weighted average shares of dilutive stock
     options using average period stock price
     under the treasury stock method                     205,522          237,185       125,711
   Weighted average shares issuable upon the
        conversion of operating partnership units         89,629           98,364         4,447
   Weighted average number of shares -
        assuming dilution                             22,929,807       16,166,454     9,702,552

   Earnings per share - assuming dilution             $     1.38       $     1.94     $    1.14

Note 15 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 1998 and 1997 (in thousands of dollars, except per share data):

1998 Quarters Ended                                 3/31         6/30         9/30          12/31


Rental income                                     $15,361      $17,118      $20,156      $20,816

Income from property operations                     9,880       10,939       12,191       12,930

Income before gain on sales of real estate
  investments and minority interest                 7,486        7,896        7,957        8,274

Net income                                        $ 7,457      $ 7,868      $ 7,928      $ 8,243


Earnings per share- basic                         $  0.33      $  0.35      $  0.35      $  0.36

Earnings per share -
  assuming dilution                               $  0.33      $  0.34      $  0.35      $  0.36


1997 Quarters Ended                                 3/31          6/30        9/30         12/31


Rental income                                     $ 9,056      $10,627      $12,789      $13,905

Income from property operations                     5,642        6,929        8,295        8,966

Income before gain on sales of real estate
  investments and minority interest                 3,680        4,886        5,022        6,278

Net income                                        $ 3,655      $ 4,860      $15,781      $ 6,995

Net income applicable to common
  stockholders(1)                                 $ 2,530      $ 3,735      $14,531      $ 6,995

Earnings per share - basic                        $  0.28      $  0.34      $  1.30      $  0.37

Earnings per share -
  assuming dilution                               $  0.27      $  0.31      $  1.01      $  0.35


(1) Reflects reduction for dividends and distributions of $1,125 each for the first and second quarter of 1997 and $1,250 for the third quarter of 1997.

                       BEDFORD PROPERTY INVESTORS, INC.
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998
                         (in thousands of dollars)

                                       Initial          Cost                                    Accum-                      Deprec-
                                  Cost to Company       Capitalized      Gross Amount            ulated    Date      Date    iable
                                           Buildings &  Subsequent to Carried at Close of Period Deprec-   Con-      Ac-     Life
Description                       Land     Improvement  Acquisition    Land   Building  Total    iation    structed  quired  (Years)

INDUSTRIAL PROPERTIES:
Northern California
Building #3 at Contra Costa
  Diablo Industrial Park,
    Concord                       $    495  $  1,159    $    89       $    495 $  1,248 $  1,743   $   276  1983      12/90   45
Building #8 at Contra Costa
  Diablo Industrial Park,
   Concord                             877     1,548        142            877    1,690    2,567       363  1981      12/90   45
Building #18 at Mason Industrial
  Park, Concord                        610     1,265        138            610    1,403    2,013       272  1984      12/90   45
Milpitas Town Center, Milpitas       1,400     4,421         86          1,400    4,507    5,907       440  1983       8/94   45
598 Gibraltar Drive, Milpitas          535     2,522          -            535    2,522    3,057       233  1996       5/96   45
350 E. Plumeria Drive, San Jose      3,621     4,704        202          3,683    4,844    8,527       346  1983       9/95   45
Auburn Court, Fremont                1,391     2,473        268          1,415    2,717    4,132       183  1983      12/95   45
47650 Westinghouse Drive,
   Fremont                             267       893         59            271      948    1,219        63  1982      12/95   45
417 Eccles, South San Francisco        649       510         41            661      539    1,200        36  1964      12/95   45
410 Allerton, South
   San Francisco                     1,333       889         40          1,356      906    2,262        61  1970      12/95   45
400 Grandview, South
   San Francisco                     3,246     3,517        253          3,300    3,716    7,016       260  1976      12/95   45
342 Allerton, South
   San Francisco                     2,516     1,542        329          2,558    1,829    4,387       125  1969      12/95   45
301 East Grand, South
   San Francisco                     2,036       959        160          2,070    1,085    3,155        89  1974      12/95   45
Fourier Avenue, Fremont              2,120     7,018          -          2,120    7,018    9,138       403  1982       5/96   45
Lundy Avenue, San Jose               2,055     2,184        192          2,055    2,376    4,431       131  1982       7/96   45
115 Mason Circle, Concord              697       854         40            697      894    1,591        50  1971       9/96   45
47600 Westinghouse Drive,
   Fremont                             356     1,067         43            356    1,110    1,466        57  1982       9/96   45
860-870 Napa Valley Corporate
 Way, Napa                             933     3,515        312            933    3,827    4,760       222  1984       9/96   45
47633 Westinghouse Drive,
   Fremont                           1,051     3,239        251          1,051    3,490    4,541       168  1983      10/96   45
47513 Westinghouse Drive,
   Fremont                           1,624      -         3,596          1,624    3,596    5,220       143   N/A      10/96   45
Bordeaux Centre, Napa                1,151      -         6,091          1,151    6,091    7,242       193   N/A      12/96   45
O'Toole Business Center,
   San Jose                          3,934     5,748        394          3,934    6,142   10,076       280  1984      12/96   45
Doherty Avenue, Modesto                464     3,178        266            470    3,438    3,908       150  1963-71   12/96   45
6500 Kaiser Drive, Fremont           1,556     6,411         29          1,556    6,440    7,996       286  1990       1/97   45
Bedford Fremont Business
   Center, Fremont                   3,598     9,004        102          3,598    9,106   12,704       400  1990       3/97   45
Spinnaker Court, Fremont             2,548     5,989         35          2,548    6,024    8,572       223  1986       5/97   45
2277 Pine View Way, Petaluma         1,861     7,074          3          1,862    7,076    8,938       249  1989       6/97   45
Mondavi Building, Napa               1,315     5,214       -             1,315    5,214    6,529       145  1985       9/97   45
Building #2 at Monterey
   Commerce Center, Monterey           611     1,833          1            611    1,834    2,445        44  1990      12/97   45
Building #3 at Monterey
   Commerce Center, Monterey           604     1,812        (14)           604    1,798    2,402        44  1990      12/97   45
Parkpoint Business Center,
   Santa Rosa                        1,975     4,474        448          1,976    4,921    6,897        89  1981       2/98   45
2180 S. McDowell, Petaluma             773     3,006          1            774    3,006    3,780        33  1990       7/98   45
2190 S. McDowell, Petaluma             587     2,283          1            588    2,283    2,871        25  1996       7/98   45

Southern California
Dupont Industrial Center,
   Ontario                           3,588     6,162        239          3,588    6,401    9,989       770  1989       5/94   45
3002 Dow Business Center,
   Tustin                            4,209     7,291        978          4,305    8,173   12,478       750  1987-89   12/95   45
Building #1 at Carroll Tech
  Center, San Diego                    511     1,372        157            511    1,529    2,040        70  1984      10/96   45
Building #1 at Oak Ridge
  Business Center, Vista               646     2,135         64            646    2,199    2,845       104  1990      10/96   45
Building #2 at Oak Ridge
  Business Center, Vista               566     1,832       -               566    1,832    2,398        88  1990      10/96   45
Signal Systems Building,
 San Diego                           2,228     7,264       -             2,228    7,264    9,492       323  1990      12/96   45
Building #2 at Carroll Tech
  Center, San Diego                  1,022     2,129       -             1,022    2,129    3,151       106  1984      10/96   45
2230 Oak Ridge Way, Vista              684     2,191       -               684    2,191    2,875        64  1997      10/97   45
5502 Oberlin Drive, San Diego          911     1,274          3            912    1,276    2,188        21  1982       3/98   45
6960 Flanders Drive, San Diego         864     2,591         (3)           864    2,588    3,452        29  1989       6/98   45

Greater Kansas City Area
Ninety-Ninth Street #3, Lenexa         360     2,167        179            360    2,346    2,706       436  1990      12/90   45
Lackman Business Center, Lenexa        619     1,631        240            628    1,862    2,490       181  1985       9/95   45
Ninety-Ninth Street #1, Lenexa         404     1,547         40            408    1,583    1,991       117  1988       9/95   45
Ninety-Ninth Street #2, Lenexa         180       555         13            183      565      748        41  1988       9/95   45
Ninety-Ninth Street #4, Lenexa         519      -         3,086            519    3,086    3,605       195  N/A        6/96   45
Panorama Business Center,
   Kansas City                         675     3,098        276            675    3,374    4,049       180  1984      12/96   45
17725 W. 85th Street, Lenexa         1,144     3,722       -             1,144    3,722    4,866        83  1972      12/97   45

Colorado
Bryant Street Quad, Denver           1,394     2,181        139          1,416    2,298    3,714       174  1971-73   12/95   45
Bryant Street Annex, Denver            487       866        127            495      985    1,480        75  1968      12/95   45

Greater Portland Area, Oregon
Twin Oaks Technology Center,
 Beaverton                           1,444     4,836        514          1,469    5,325    6,794       513  1984      12/95   45
Twin Oaks Business Center,
 Beaverton                           1,163     2,847        388          1,183    3,215    4,398       270  1984      12/95   45

Arizona
Westech Business Center,
  Phoenix                            3,531     4,422        366          3,531    4,788    8,319       360  1985       4/96   45
Westech II, Phoenix                  1,033      -         3,890          1,033    3,890    4,923       294   N/A       7/96   45
2601 W. Broadway, Tempe              1,127     2,348         91          1,127    2,439    3,566        76  1977       7/97   45
Building #2 at Phoenix Airport
   Center, Phoenix                     723     3,278       -               723    3,278    4,001       103  1990       7/97   45
Building #3 at Phoenix Airport
   Center, Phoenix                     682     3,163       -               682    3,163    3,845       100  1990       7/97   45
Building #4 at Phoenix Airport
   Center, Phoenix                     517     1,732       -               517    1,732    2,249        55  1990       7/97   45
Building #5 at Phoenix Airport
   Center, Phoenix                   1,507     3,860          3          1,507    3,863    5,370       122  1990       7/97   45
Butterfield Business Center,
   Tucson                              909     4,230         54            910    4,283    5,193       111  1986      11/97   45
Cimarron Business Park,
   Scottsdale                        1,776     4,471         75          1,778    4,544    6,322        75  1979-85    3/98   45
Expressway Corporate Center          1,467     3,175          1          1,468    3,175    4,643       -     N/A      11/98   45

Texas
Ferrell Drive, Dallas                1,105     1,639         43          1,106    1,681    2,787        38  1984      12/97   45
Austin Braker 2, Austin                413     1,864        (32)           414    1,831    2,245        21  1982       6/98   45
Austin Rutland 10, Austin              389     2,854         12            390    2,865    3,255        33  1979       6/98   45
Austin Southpark A, B and C          1,070     4,647         36          1,072    4,681    5,753        55  1981       6/98   45

SUBURBAN OFFICE PROPERTIES:
Northern California
Village Green, Lafayette               547     1,245        530            743    1,579    2,322       188  1983       7/94   45
100 View Street, Mountain View       1,020     3,144        281          1,020    3,425    4,445       203  1985       5/96   45
Canyon Park, San Ramon               1,933     3,098        512          1,933    3,610    5,543        80  1971-72   12/97   45
Building #1 at Monterey Commerce
   Center, Monterey                    616     5,302        (10)           616    5,292    5,908       131  1990      12/97   45
3380 Cypress, Petaluma               1,709     3,760          1          1,710    3,760    5,470        42  1989       7/98   45

Southern California
Laguna Hills Square, Laguna          2,436     3,655        583          2,436    4,238    6,674       317  1983       3/96   45
Building #3 at Carroll Tech
   Center, San Diego                   716     1,400          2            716    1,402    2,118        71  1984      10/96   45
Scripps Wateridge, San Diego         4,160    12,472          3          4,160   12,475   16,635       416  1990       6/97   45

Kansas City, Kansas
6600 College Blvd., Overland Park    2,480     3,880        213          2,518    4,055    6,573       300  1982-83   10/95   45
Didde Building, Overland Park          810     1,344         53            811    1,396    2,207        29  1981       1/98   45

Colorado
Oracle Building, Denver              1,860    13,249         13          1,860   13,262   15,122       344  1996      10/97   45
Texaco Building, Denver              3,699    31,631        368          3,700   31,998   35,698       412  1981       5/98   45

Salt Lake City, Utah
Woodlands II, Salt Lake City           359     5,805        767            359    6,572    6,931       976  1990       8/93   45

Arizona
Executive Center at Southbank,
   Phoenix                           4,943     7,134         69          4,943    7,203   12,146       294  1989       3/97   45
Troika Building, Tucson              1,332     2,631         35          1,332    2,666    3,998        93  1985       6/97   45
Building #1 at Phoenix Airport
   Center, Phoenix                     944     1,541         36            944    1,557    2,521        49  1990       7/97   45
Phoenix Airport Center Parking,
   Phoenix                           1,450      -          -             1,450     -       1,450         3  1990       7/97   45
Cabrillo Executive Center,
   Phoenix                             480     5,614        186            481    5,799    6,280       117  1983       2/98   45

Greater Seattle Area
Kenyon Center, Bellevue              5,095     7,250         46          5,095    7,296   12,391       376  1987       9/96   45
Orillia Office Park, Renton         10,021    22,975       -            10,021   22,975   32,996       766  1986       7/97   45
Adobe Systems Bldg. 1, Seattle        -       22,403      3,903           -      26,306   26,306       292  1998       3/98   45
Adobe Systems Bldg. 2, Seattle        -       18,931      3,323           -      22,254   22,254       252  1998       3/98   45

Texas
9737 Great Hills Trail, Austin       2,766     7,028         61          2,766    7,089    9,855       248  1984       5/97   45

Nevada
U.S. Bank Centre, Reno               2,102    10,264        269          2,102   10,533   12,635       409  1989       5/97   45

INDUSTRIAL PROPERTIES
  UNDER DEVELOPMENT
Belleview Corporate Plaza II, CO     1,645      -           441          2,086     -       2,086       -     N/A      10/98   45
Mountain Pointe Office Park, AZ        837      -         2,041           -       2,878    2,878       -     N/A       2/98   45
Rio Salado Corporate Centre, AZ      1,723     2,882        301           -       4,906    4,906       -    1982-84    7/98   45
West Tempe Lots 30 and 31
   (Wells Fargo), AZ                   551      -            21           -         572      572       -     N/A       7/98   45
10232 S. 51st Street
   (Calsonic Building), AZ           1,322       945        101           -       2,368    2,368       -    1985       8/98   45
Highlands Land, WA                   5,474      -         2,636           -       8,110    8,110       -    1984       6/98   45

LAND HELD FOR DEVELOPMENT

Napa Lot 10A, Napa, CA                 961      -            25            986     -         986       -     N/A      12/96   45
Oak Ridge Way Lot, Vista, CA           359      -            10            369     -         369       -     N/A      10/97   45
Scripps Land, San Diego, CA            622      -            72            694     -         694       -     N/A       6/97   45
Butterfield Land, Tucson, AZ           102      -         1,077           -       1,179    1,179       -     N/A      11/97   45
Canyon Park Land, San Ramon, CA        778      -           212           -         990      990       -     N/A      12/97   45
Greystone Business Park,
   Tempe, AZ                         1,232      -           365           -       1,597    1,597       -     N/A      12/97   45
Mondavi Land, Napa Lot 12G,
   Northern CA                       1,150      -             7          1,154        3    1,157       -     N/A       3/98   45
Ferrell Drive Land, TX                 185      -             3            186        2      188       -     N/A       5/98   45
210 Lafayette Circle,
   Northern CA                         511      -          -               511     -         511       -     N/A      11/98   45


                                  $157,586  $399,262    $43,133       $146,820 $453,161 $599,981    $18,523

                                                                                             (A)        (B)

                       NOTES TO SCHEDULE III
                     (in thousands of dollars)

(A) An analysis of the activity in real estate investments for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                                  Investment               Accumulated Depreciation
                                                        1998        1997       1996          1998       1997        1996

BALANCE AT BEGINNING OF PERIOD                        $432,071    $229,414    $131,183     $ 8,985    $ 4,913    $ 2,219
Add (deduct):

   Acquisition of Laguna Hills Square                     -           -          6,091        -          -          -
   Acquisition of Westech Business Center                 -           -          7,953        -          -          -
   Acquisition of 100 View Street                         -           -          4,164        -          -          -
   Acquisition of Fourier Avenue                          -           -          9,138        -          -          -
   Acquisition of 598 Gibraltar                           -           -          1,743        -          -          -
   Acquisition of Lundy Avenue                            -           -          4,239        -          -          -
   Acquisition of Kenyon Center                           -           -         12,345        -          -          -
   Acquisition of 47600 Westinghouse Drive                -           -          1,423        -          -          -
   Acquisition of 860-870 Napa Valley Corp. Way           -           -          4,448        -          -          -
   Acquisition of 115 Mason Circle                        -           -          1,551        -          -          -
   Acquisition of Oak Ridge Business Center               -           -          5,179        -          -          -
   Acquisition of Carroll Tech Center                     -           -          7,151        -          -          -
   Acquisition of 47633 Westinghouse Drive                -           -          4,290        -          -          -
   Acquisition of Panorama Business Center                -           -          3,774        -          -          -
   Acquisition of Signal Systems Building                 -           -          9,492        -          -          -
   Acquisition of O'Toole Business Center                 -           -          9,681        -          -          -
   Acquisition of Doherty Avenue                          -           -          3,642        -          -          -
   Acquisition of Westinghouse Land                       -           -          1,625        -          -          -
   Acquisition of Napa Lot 10A                            -           -            961        -          -          -
   Acquisition of Napa Lots 12J & K                       -           -          1,151        -          -          -
   Acquisition of Lenexa Land                             -           -            518        -          -          -
   Acquisition of Phoenix Land                            -           -          1,033        -          -          -
   Sale of Woodland Land (E)                              -           -           (614)       -          -          -
   Sale of St. Paul East (F)                              -           -         (2,792)       -          -           (45)
   Sale of St. Paul West (F)                              -           -         (3,839)       -          -           (36)
   Acquisition of 6500 Kaiser Drive                       -          7,967        -           -          -          -
   Acquisition of Bedford Fremont
      Business Center                                     -         12,602        -           -          -          -
   Acquisition of Spinnaker Court                         -          8,537        -           -          -          -
   Acquisition of 2277 Pine View Way                      -          8,935        -           -          -          -
   Acquisition of Mondavi Building                        -          6,529        -           -          -          -
   Acquisition of Building #2 at Monterey
      Commerce Center                                     -          2,444        -           -          -          -
   Acquisition of Building #3 at Monterey
      Commerce Center                                     -          2,416        -           -          -          -
   Acquisition of 2230 Oak Ridge Way                      -          2,875        -           -          -          -
   Acquisition of 2601 W. Broadway                        -          3,475        -           -          -          -
   Acquisition of Building #3 at Phoenix
      Airport Center                                      -          3,845        -           -          -          -
   Acquisition of Continental Can                         -          4,866        -           -          -          -
   Acquisition of Butterfield Business Center             -          5,139        -           -          -          -
   Acquisition of Ferrell Drive                           -          2,744        -           -          -          -
   Acquisition of Scripps Wateridge                       -         16,632        -           -          -          -
   Acquisition of Canyon Park                             -          5,031        -           -          -          -
   Acquisition of Building #1 at Monterey
      Commerce Center                                     -          5,918        -           -          -          -
   Acquisition of Orillia Office Park                     -         32,996        -           -          -          -
   Acquisition of Executive Center
      At Southbank                                        -         12,077        -           -          -          -
   Acquisition of Building #1 at Phoenix
      Airport Center                                      -          2,485        -           -          -          -
   Acquisition of Building #2 at Phoenix
      Airport Center                                      -          4,001        -           -          -          -
   Acquisition of Building #4 at Phoenix
      Airport Center                                      -          2,249        -           -          -          -
   Acquisition of Building #5 at Phoenix
      Airport Center                                      -          5,367        -           -          -          -
   Acquisition of Phoenix Airport Center
      Parking                                             -          1,450        -           -          -          -
   Acquisition of Troika Building                         -          3,963        -           -          -          -
   Acquisition of U.S. Bank Centre                        -         12,366        -           -          -          -
   Acquisition of 9737 Great Hills Trail                  -          9,794        -           -          -          -
   Acquisition of Oracle Building                         -         15,109        -           -          -          -
   Acquisition of Scripps Land                            -            622        -           -          -          -
   Acquisition of Oak Ridge Way Lot                       -            359        -           -          -          -
   Acquisition of Oracle Land                             -          1,645        -           -          -          -
   Acquisition of Butterfield Land                        -            102        -           -          -          -
   Acquisition of Canyon Park Land                        -            778        -           -          -          -
   Acquisition of Eaton Freeway Land                      -          1,232        -           -          -          -
   Sale of 1000 Town Center Drive (G)                     -         (6,622)       -           -          (780)      -
   Sale of Mariner Court (G)                              -         (7,864)       -           -          (419)      -
   Sale of Academy Place Shopping Center (H)              -         (6,281)       -           -          (110)      -
   Acquisition of Didde Building                         2,207        -           -           -          -          -
   Acquisition of El Caro Executive Center               6,279        -           -           -          -          -
   Acquisition of Park Point Business Center             6,897        -           -           -          -          -
   Acquisition of Mountain Pointe Office Park            2,878        -           -           -          -          -
   Acquisition of Mondavi Land, Napa Lot 12G             1,157        -           -           -          -          -
   Acquisition of Adobe I                               26,306        -           -           -          -          -
   Acquisition of Adobe II                              22,254        -           -           -          -          -
   Acquisition of 5502 Oberlin Drive                     2,188        -           -           -          -          -
   Acquisition of Cimarron Business Park                 6,322        -           -           -          -          -
   Acquisition of Ferrell Drive Land                       188        -           -           -          -          -
   Acquisition of Texaco Building                       35,698        -           -           -          -          -
   Acquisition of Geocon Building                        3,452        -           -           -          -          -
   Acquisition of Austin Braker                         22,245        -           -           -          -          -
   Acquisition of Austin Rutland 10                      3,255        -           -           -          -          -
   Acquisition of Austin Southpark A, B and C            5,753        -           -           -          -          -
   Acquisition of Highlands Campus Land                  8,110        -           -           -          -          -
   Acquisition of Rio Salado Corporate Centre            4,906        -           -           -          -          -
   Acquisition of West Tempe Land Lots 30 and 31           572        -           -           -          -          -
   Acquisition of 3880 Cypress Drive                     5,470        -           -           -          -          -
   Acquisition of 2180 S. McDowell Blvd.                 3,780        -           -           -          -          -
   Acquisition of 2190 S. McDowell Blvd.                 2,870        -           -           -          -          -
   Acquisition of 10232 S. 51st Street                   2,368        -           -           -          -          -
   Acquisition of 210 Lafayette Circle                     511        -           -           -          -          -
   Acquisition of Expressway Corporate Center            4,644        -           -           -          -          -
   Capitalized costs                                     7,600      16,874       3,884        -          -          -
   Depreciation                                           -           -           -          9,538      5,381      2,775

BALANCE AT END OF PERIOD                              $599,981    $432,071    $229,414     $18,523     $8,985     $4,913

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

Dated:  March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                           March 25, 1999
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Claude M. Ballard                                          March 25, 1999
Claude M. Ballard, Director

/s/ Anthony Downs                                              March 25, 1999
Anthony Downs, Director

/s/ Anthony M. Frank                                           March 25, 1999
Anthony M. Frank, Director

/s/ Martin I. Zankel                                           March 25, 1999
Martin I. Zankel, Director

/s/ Thomas H. Nolan, Jr.                                       March 25, 1999
Thomas H. Nolan, Jr., Director

/s/ Thomas G. Eastman                                          March 25, 1999
Thomas G. Eastman, Director

/s/ Hanh Kihara                                                March 25, 1999
Hanh Kihara
Senior Vice President and
Chief Financial Officer

/s/ Krista K. Rowland                                          March 25, 1999
Krista K. Rowland, Controller

                           Exhibit 12

                Bedford Property Investors, Inc.
Computation of Ratio of Earnings to Fixed Charges and Preferred
          Dividends and Limited Partner Distributions
                (in thousands, except for ratio)

                                                               Year Ended December 31,

                                               1998         1997        1996         1995        1994

Net income                                    $31,496     $31,291      $ 11,021    $ 2,895     $3,609

Fixed charges - interest and amortization
   of loan fees                                11,164       7,918         4,347      1,594        955

Fixed charges - interest capitalized            2,177         627          -          -          -

Net income including fixed charges             44,837      39,836        15,368      4,489      4,564

Preferred dividends and limited partner
   distributions                                  117       3,608         4,505      1,288       -

Net income including fixed charges,
   preferred dividends and limited
   partner distributions                      $44,954     $43,444      $ 19,873    $ 5,777     $4,564

Ratio of earnings to fixed charges,
   including preferred dividends and
   limited partner distributions                 3.34        3.57          2.25       2.00       4.78

Ratio of earnings to fixed charges,
   excluding preferred dividends and
   limited partner distributions                 3.36        4.66          3.54       2.82       4.78

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

5.  ICMPI (Lenexa), Inc.                 Delaware                    ICMPI (Lenexa), Inc.

                          Exhibit 23.1


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No.'s 33-15233, 333-23687,
333-33643 and 333-33795) and the registration statements on Form S-8 (No.'s 333-52375, 333-18215, 333-70681 and
333-74707) of Bedford Property Investors, Inc. of our report dated January 29, 1999, relating to the consolidated balance sheets of Bedford Property Investors, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and the related financial statement schedule as of December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Bedford Property Investors, Inc.


                                       KPMG LLP

San Francisco, California
March 25, 1999