Form 10-Q
period 1999-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 1999-05-12
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                               Outstanding as of May 12, 1999
Common Stock, $0.02 par value                              21,685,970

                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                                      Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                             1

Consolidated Balance Sheets as of March 31, 1999
and December 31, 1998                                                 2

Consolidated Statements of Income for the three months ended
March 31, 1999 and 1998                                               3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1998 and the three months ended March 31, 1999           4

Consolidated Statements of Cash Flows for the three months ended
March 31, 1999 and 1998                                               5

Notes to Consolidated Financial Statements                            6-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                        13-16

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                    16-17

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                          18-19

SIGNATURES                                                              19

Exhibit 11                                                              20

Exhibit 27                                                              21

                 BEDFORD PROPERTY INVESTORS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            STATEMENT

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements appearing in the annual report to stockholders for the year ended December 31, 1998.

When used in the discussion in this Form 10-Q, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those discussed, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
    AS OF MARCH 31, 1999 AND DECEMBER 31, 1998 (Unaudited)
      (in thousands, except share and per share amounts)

                                                   March 31, 1999            December 31, 1998
Assets:

Real estate investments:
  Industrial buildings                                 $295,933                   $312,911
  Office buildings                                      251,882                    258,479
  Operating properties held for sale                     29,280                       -
  Properties under development                           29,671                     24,686
  Land held for development                               3,930                      3,905

                                                        610,696                    599,981
  Less accumulated depreciation                          21,246                     18,523

                                                        589,450                    581,458
Cash                                                      1,168                      1,286
Other assets                                             23,759                     15,580


                                                       $614,377                   $598,324


Liabilities and Stockholders' Equity:

Bank loan payable                                      $180,832                   $147,443
Mortgage loans payable                                   79,790                     80,116
Accounts payable and accrued expenses                     7,584                      7,574
Dividend and distributions payable                        7,883                      8,191
Other liabilities                                         4,160                      6,042

    Total liabilities                                   280,249                    249,366

Minority interest in consolidated partnership             1,369                      1,369

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued and
   outstanding 21,795,470 shares in 1999 and
   22,666,856 shares in 1998                                436                        453
 Additional paid-in capital                             391,982                    407,760
 Accumulated dividends in
    excess of net income                                (59,659)                   (60,624)
      Total stockholders' equity                        332,759                    347,589

                                                       $614,377                   $598,324

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
       (in thousands, except share and per share amounts)


                                                       1999                1998


Property operations:
   Rental income                                     $21,359             $15,361
   Rental expenses:
        Operating expenses                             3,580               2,127
        Real estate taxes                              1,908               1,299
        Depreciation and amortization                  2,972               2,055


Income from property operations                       12,899               9,880

General and administrative expenses                     (822)               (835)
Interest income                                           30                  47
Interest expense                                      (3,833)             (1,606)


Income before gain on sale of real estate
     investments and minority interest                 8,274               7,486

Gain on sale of real estate investments                  568                -
Minority interest                                        (31)                (29)


Net income                                           $ 8,811            $  7,457

Earnings per share - basic                           $  0.39            $   0.33


Weighted average number of shares-basic           22,496,811          22,583,867


Earnings per share - assuming dilution               $  0.39            $   0.33


Weighted average number of
   shares - assuming dilution                     22,642,418          22,956,590

See accompanying notes to consolidated financial statements.


                BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1998 AND
       THE THREE MONTHS ENDED MARCH 31, 1999 (Unaudited)
           (in thousands, except per share amounts)

                                                                            Accumulated          Total
                                                         Additional           dividends         stock-
                                           Common           paid-in        in excess of       holders'
                                            stock           capital          net income         equity


Balance, December 31, 1997                 $ 452          $408,209           $(62,235)        $ 346,426

Issuance of common stock                       1             1,366               -                1,367

Repurchase and retirement of common stock      -            (1,815)              -               (1,815)

Net income                                     -                 -             31,496            31,496

Dividends to common stockholders
 ($1.32 per share)                             -                 -            (29,885)          (29,885)


Balance, December 31, 1998                 $ 453          $407,760           $(60,624)        $ 347,589

Issuance of common stock                       3               475               -                  478

Repurchase and retirement of common stock    (20)          (16,253)              -              (16,273)

Net income                                     -                 -              8,811             8,811

Dividends to common stockholders
 ($0.36 per share)                             -                 -             (7,846)           (7,846)

Balance, March 31, 1999                    $ 436          $391,982           $(59,659)        $ 332,759

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
                         (in thousands)


                                                       1999                1998


Operating Activities:
  Net income                                       $  8,811           $  7,457
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                    31                 29
    Depreciation and amortization                     3,342              2,358
    Gain on sale of real estate investments            (568)              -
    Change in other assets                           (7,179)            (1,626)
    Change in accounts payable and
      accrued expenses                                 (192)               399
    Change in other liabilities                      (1,882)            (1,270)

Net cash provided by operating activities             2,363              7,347


Investing Activities:
  Investments in real estate                        (11,713)           (68,474)
  Proceeds from sale of real estate investments       1,789               -


Net cash used by investing activities                (9,924)           (68,474)


Financing Activities:
  Proceeds from bank loan payable                    34,463             63,494
  Repayments of bank loan payable                    (1,300)           (16,989)
  Proceeds from (costs of) mortgage loans payable    (1,414)            21,110
  Repayments of mortgage loans payable                 (326)              (161)
  Issuance of common stock                              458                185
  Redemption of partnership units                         -               -
  Payment of dividends and distributions             (8,185)            (6,803)
  Repurchase and retirement of common stock         (16,253)              -


Net cash provided by financing activities             7,443             60,836


Net decrease in cash                                   (118)              (291)
Cash at beginning of period                           1,286              1,361


Cash at end of period                               $ 1,168            $ 1,070


Supplemental disclosure of cash flow information:

Cash paid during the period for interest,
  net of amounts capitalized of
   $404 in 1999 and $343 in 1998                    $ 3,460            $ 1,109

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of results for the interim periods presented in compliance with the instructions to Form 10-Q. All such adjustments are of a normal, recurring nature.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under the Company's stock option plans are included in the calculation of diluted per share data if, upon assumed exercise, they would have a dilutive effect. The diluted earnings per share calculation also assumes conversion of the limited partnership units of Bedford Realty Partners, L.P., if such conversions would have dilutive effects, as of the beginning of the year.

Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Sop 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material impact on the Company's financial statements.

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of March 31, 1999, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                       Percent
                                    Properties        Cost          of Total


Industrial buildings                        63      $295,933           48%
Office buildings                            22       251,882           41%
Operating properties held for sale           6        29,280            5%
Properties under development                 9        29,671            5%
Land held for development                    6         3,930            1%


Total                                      106      $610,696          100%

Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of March 31, 1999 (in thousands):

                                                                                      Less
                                                              Development      Accumulated
                                    Land        Building      In-Progress     Depreciation         Total

INDUSTRIAL BUILDINGS
Northern California               $ 44,238      $105,816      $    -              $ 6,262        $143,792
Southern California                 15,820        35,334           -                2,423          48,731
Denver, Colorado                     1,911         3,283           -                  274           4,920
Arizona                             13,275        35,176           -                1,546          46,905
Greater Portland Area                2,652         8,604           -                  866          10,390
Greater Kansas City Area             2,773        12,965           -                1,280          14,458
Dallas, Texas                        2,981        11,105           -                  211          13,875


Total Industrial                    83,650       212,283           -               12,862         283,071


SUBURBAN OFFICE BUILDINGS
Northern California                  6,023        17,728           -             753    22,998
Southern California                  7,312        18,115           -             915    24,512
Greater Kansas City Area             3,330         5,451           -             361     8,420
Greater Seattle Area                15,116        78,914           -           2,127    91,903
Reno, Nevada                         2,102        10,572           -             473    12,201
Austin, Texas                        2,766         7,089           -             287     9,568
Arizona                              9,149        17,252           -             655    25,746
Denver, Colorado                     5,560        45,403           -           1,010    49,953


Total Suburban Office               51,358       200,524           -           6,581   245,301


PROPERTIES HELD FOR SALE
Northern California                  4,154         8,282           -             525    11,911
Southern California                  1,558         3,475           -             144     4,889
Greater Kansas City Area             1,144         3,722           -             103     4,763
Salt Lake City                         359         6,586           -           1,031     5,914


Total Operating Properties
  Held for Sale                      7,215        22,065           -           1,803    27,477


PROPERTIES UNDER DEVELOPMENT
Northern California                   -             -             1,602         -        1,602
Arizona                               -             -            15,196         -       15,196
Greater Seattle Area                  -             -            10,740         -       10,740
Colorado                              -             -             2,133         -        2,133


Total Properties Under Development    -             -            29,671         -       29,671


LAND HELD FOR DEVELOPMENT
Northern California                  2,667          -              -            -        2,667
Southern California                  1,075          -              -            -        1,075
Dallas, Texas                          188          -              -            -          188


Total Land Held for Development      3,930          -              -            -        3,930


Total                             $146,153      $434,872        $29,671      $21,246  $589,450

Company personnel directly manage all but twelve of the Company's properties from regional offices in Lafayette, CA; Tustin, CA; Phoenix, AZ; Lenexa, KS; and Seattle, WA. For the twelve properties located in markets not served by one of the Company's regional offices, the Company has subcontracted management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

The Company has contractual construction commitments of $7.7 million at March 31, 1999 relating to six of its properties under development.

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

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,495 OP Units. A director of the Company was a 9% owner of the property, but did not participate in the approval of the acquisition. Through March 31, 1999, the Company has redeemed 21,607 OP units for cash.

Note 4.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35%. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. As of March 31, 1999, the Company was in compliance with the covenants and requirements of its revolving credit facility, which had an outstanding balance of $180,832,000. The credit facility is secured by mortgages on 47 properties (which properties collectively accounted for approximately 47% of the Company's Annualized Base Rent and approximately 42% of the Company's total assets as of March 31, 1999), together with the rental proceeds from such properties.

In February 1999, the credit facility was restructured to include a $30 million bridge facility which bears the same interest rate as the $175 million facility. The bridge facility, which matures September 1, 1999, may be extended for two additional periods of three months each. It is expected to be retired with long-term financing.

The daily weighted average amount owing to the bank was $157,929,000 and $18,226,000 for the three months ended March 31, 1999 and 1998, respectively. The weighted average interest rates in each of these periods was 6.25% and 7.62%, respectively. The effective interest rate at March 31, 1999 was 6.27%.

Mortgage Loans Payable

Mortgage loans payable at March 31, 1999 consist of the following (in thousands):

   Floating rate note due December 15, 1999,
     current rate of 8.00%                       $  1,790
   7.5% note due January 1, 2002                   24,198
   7.02% note due March 15, 2003                   24,619
   8.9% note due July 31, 2006                      8,635
   6.91% note due July 31, 2006                    20,548
                                                 $ 79,790

The mortgage loans are collaterized by 21 properties (which properties collectively accounted for approximately 24% of the Company's Annualized Base Rent and approximately 20% of the Company's total assets as of March 31, 1999).

The following table presents scheduled principal payments on mortgage loans as of March 31, 1999 (in thousands):

   Twelve month period ending March 31, 2000     $  3,129
   Twelve month period ending March 31, 2001        1,442
   Twelve month period ending March 31, 2002       24,402
   Twelve month period ending March 31, 2003       23,946
   Twelve month period ending March 31, 2004          696
        Thereafter                                 26,175
                                                 $ 79,790

Note 5.  Comprehensive Income

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of income to derive comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income.

Note 6.  Segment Disclosure

The Company has five reportable segments organized by the region in which they operate: Northern California (Northern California, Utah and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington), and Midwest (greater Kansas City, Kansas/Missouri, greater Dallas, Texas and Colorado).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

                       For the three months ended March 31, 1999 (in thousands)

                                               Northern                Southern                           Corporate
                                             California   Southwest   California   Northwest   Midwest      & Other   Consolidated

Rental income                                $  8,388     $  3,423    $  2,664     $  3,423    $ 3,352    $   109     $ 21,359
Operating expenses and real estate taxes        1,798          973         533        1,028      1,048        108        5,488
Depreciation and amortization                   1,073          467         397          536        499       -           2,972


Income from property operations              $  5,517     $  1,983    $  1,734     $  1,859    $ 1,805    $     1     $ 12,899

Percent of income from property operations        43%          15%         14%          14%        14%         0%         100%

Interest income(1)                                  6            -           -            1          -         23           30
Interest expense                                    -            -           -            -          -     (3,833)      (3,833)
General and administrative expenses                 -            -           -            -          -       (822)        (822)
Minority interest                                   -            -           -            -          -        (31)         (31)
Gain on sale of real estate investments           568            -           -            -          -          -          568


Net income                                   $  6,091     $  1,983    $  1,734     $  1,860    $ 1,805    $(4,662)    $  8,811


Real estate investments                      $210,130     $111,203    $ 82,689     $116,025    $90,649    $     -     $610,696


Additions to real estate investments         $    541     $  1,771    $  5,291     $  2,775    $   337    $     -     $ 10,715


Total assets                                 $213,192     $103,835    $ 87,770     $108,982    $87,883    $12,715     $614,377

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

                      For the three months ended March 31, 1998 (in thousands)

                                               Northern                 Southern                         Corporate
                                             California   Southwest   California   Northwest   Midwest     & Other   Consolidated

Rental income                                $  6,981     $  2,426    $  2,434     $  1,510    $  2,010  $     -     $ 15,361
Operating expenses and real estate taxes        1,569          559         502          125         534      137        3,426
Depreciation and amortization                     854          333         337          252         279        -        2,055


Income from property operations              $  4,558     $  1,534    $  1,595     $  1,133    $  1,197  $  (137)    $  9,880

Percent of income from property operations        46%          16%         16%          11%         12%      (1%)        100%

Interest income(1)                                  3            -           -            2           -       42           47
Interest expense                                    -            -           -            -           -   (1,606)      (1,606)
General and administrative expenses                 -            -           -            -           -     (835)        (835)
Minority interest                                   -            -           -            -           -      (29)         (29)


Net income                                   $  4,561     $  1,534    $  1,595     $  1,135    $  1,197  $(2,565)    $  7,457


Real estate investments                      $193,544     $ 81,349    $ 73,310     $ 97,908    $ 53,783  $     -     $499,894


Additions to real estate investments         $  8,137     $ 13,337    $  2,261     $ 41,510    $  2,578  $     -     $ 67,823


Total assets                                 $192,756     $ 78,837    $ 76,488     $ 96,696    $ 51,396  $ 4,384     $500,557


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 7.  Fair Value of Financial Instruments

The carrying value of trade accounts payable and receivable approximate fair value due to the short-term maturity of these instruments. Management has determined that the carrying amount of debt approximates market value based on the terms of existing debt compared to those available in the marketplace.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the Western United States.

Increases in revenues, expenses and net income in the three months ended March 31, 1999 when compared with the same period in 1998 were due primarily to property additions during 1999 and 1998, offset in part by the sale of operating properties as follows:


                                    Number of                      Square
                              Operating Properties                  Feet

   Acquisitions
     Industrial                        11                           691,000
     Office                             4                           569,000

                                       15                         1,260,000

   Sales
     Industrial                         1                            25,000


Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $3,019,000 or 31% in 1999 compared with 1998. This is due to an increase in rental income of $5,998,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $2,979,000.

The increase in rental income and expenses is primarily attributable to properties acquired and, to a lesser extent, development activities during 1999 and 1998. The acquisition and development activity increased rental income and rental expenses in 1999 by $5,203,000 and $2,764,000, respectively, as compared to 1998. The remaining increase in rental income and expense is due to increased occupancy in 1999 as compared to 1998, as well as an overall increase in rental rates.

Expenses
Interest expense, which includes amortization of loan fees, increased $2,227,000 or 139% in 1999 compared with 1998. The increase is attributable to the Company's higher level of borrowings to finance the acquisition and development of properties during 1998 and 1999 and the repurchase of shares since December 1998, as well as higher financing costs incurred in connection with the credit facility and mortgage loans. The amortization of loan fees was $301,000 and $253,000 in the first quarter of 1999 and 1998, respectively. General and administrative expenses remained relatively unchanged in 1999 compared with 1998.

Gain on sale
In March 1999, the Company sold 417 Eccles in South San Francisco, California, for a net sales price of $1,789,000, which resulted in a gain of approximately $568,000.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35%. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of March 31, 1999, the Company was in compliance with the covenants and requirements of its revolving credit facility, which had an outstanding balance of $180,832,000.

In February 1999, the credit facility was restructured to include a $30 million bridge facility which bears the same interest rate as the $175 million facility. The bridge facility, which matures September 1, 1999, may be extended for two additional periods of three months each. It is expected to be retired with long-term financing.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facilities will be sufficient to meet its short-term liquidity requirements.

During the three months ended March 31, 1999, the Company's operating activities provided cash flow of $2,363,000. Investing activities utilized cash of $11,713,000 for real estate acquisitions, offset by net proceeds from real estate sales of $1,789,000. Financing activities provided net cash flow of $7,443,000 consisting of the proceeds from bank borrowings and mortgage loans of $33,049,000 and net proceeds from the exercise of stock options and issuance of restricted stock of $458,000, offset by repayment of bank borrowings and mortgage loans of $1,626,000, payment of dividends and distributions of $8,185,000, and the repurchase of 1,022,625 shares of common stock for $16,253,000.

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

Potential Factors Affecting Future Operating Results

At the present time, borrowings under the Company's bank credit facility bear interest at a floating rate. The Company recognizes that its results from operations may be impacted negatively by future increases in interest rates and any additional borrowings to finance additional property acquisitions.

While the Company has historically been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 1999 and beyond may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

Many other factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations. These factors include the following:

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, however, could result in an increase in the Company's borrowing and other operating expense.

Dividends

Common stock dividends declared for the first quarter of 1999 were $0.36 per share. Distributions declared for the first quarter of 1999 were $0.36 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 1999 and 1998 amounted to $11,246,000 and $9,541,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, sales of property and non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as
an alternative to cash flow as a measure of liquidity.   Further, FFO as
disclosed by other REITs may not be comparable to the Company's presentation.

                                     Three Months Ended     Three Months Ended
                                       March 31, 1999         March 31, 1998

Funds From Operations (in thousands):

   Net Income                             $   8,811             $   7,457

   Add Back:
        Depreciation and Amortization         2,972                 2,055
        Minority Interest                        31                    29
   Less Gain on Sale                           (568)                    -

   Funds From Operations                  $  11,246             $   9,541

Year 2000 Compliance

In 1997 the Company purchased and put in place new information system hardware and software to accommodate the rapid growth of its real estate portfolio. The Company believes the new information system hardware and software is Year 2000 compliant. In addition, the Company has evaluated Year 2000 compliance risk relative to operations of its rental properties, and retained the services of a team of consultants. These consultants have been conducting a survey of the Company's outside relationships (e.g., tenants, vendors and creditors) to assess their state of readiness in regards to Year 2000 compliance. The survey indicates that a majority of these parties' information systems are or will be Year 2000 compliant. In addition, the Company is performing a detailed Information Technology review of its key outside relationships. As of March 31, 1999, the Company has spent $10,000 on surveys and systems reviews and expects to spend approximately $30,000 during the second and third quarters of 1999.
The Company is in the process of developing a contingency plan in the event of non-compliance. The Company believes that Year 2000 compliance will not have a material impact on the Company's financial statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's interest rate risk is monitored using a variety of techniques.
The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands):

                                                                                                       Fair
                              2000      2001      2002       2003       2004   Thereafter   Total     Value

Fixed rate debt              $ 1,339   $ 1,442   $ 24,402   $ 23,946   $ 696   $ 26,175    $ 78,000   $ 79,136
Average interest rate          7.37%     7.38%      7.49%      7.03%   7.58%      7.49%       7.35%      7.00%


Variable rate LIBOR debt           -         -   $180,832          -       -          -    $180,832   $180,832
Average interest rate              -         -      6.27%          -       -          -       6.27%      6.27%


Variable rate prime debt     $ 1,790         -          -          -       -          -    $  1,790   $  1,790
Average interest rate          8.00%         -          -          -       -          -       8.00%      8.00%

As the table incorporates only those exposures that exist as of March 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

     10.19 Credit Agreement made as of February 26,1999, by and between Bedford Property Investors, Incorporated and Bank of America National Trust and Savings Association and the several financial institutions (the "Banks") as may be party thereto from time to time is incorporated herein by reference to
                Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     10.20 Revolving Note made as of March 5, 1999, by and between Bedford Property Investors, Incorporated and Bank of America National Trust and Saving Association is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     10.21 Revolving Note made as of March 5, 1999, by and between Bedford Property Investors, Incorporated and Union Bank of California is incorporated herein by reference to Exhibit
                10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     11*        Statement of Computation of Earnings Per Share.

     27*        Financial Data Schedules

* Filed herewith

B.   Reports on Form 8-K

     The Company filed on May 11, 1999, a report on Form 8-K dated May 11, 1999, reporting items 5 and 7.

     The following financial statements were filed: (i) Historical Summary of Gross Income and Direct Operating Expenses for Cabrillo Executive Center, Parkpoint Business Center, Cimarron Business Park and Texaco Building for the year ended December 31, 1997, and (ii) pro forma income statement showing the effect resulting from all the Company's acquisitions through December 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: May 12, 1999


     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)

   By:  /s/ HANH KIHARA
        Hanh Kihara
        Senior Vice President and
        Chief Financial Officer


   By:  /s/ KRISTA K. ROWLAND
        Krista K. Rowland
        Controller

                           Exhibit 11

                Bedford Property Investors, Inc.
         Statement of Computation of Earnings per Share
         (in thousands, except share and share amounts)

                                                  Three Months Ended March 31,

                                                 1999                    1998
Basic:
   Net income                                   $     8,811            $     7,457

   Weighted average number of shares - basic     22,496,811             22,583,867

   Earnings per share - basic                   $      0.39            $      0.33

Diluted:
   Net income                                   $     8,811            $     7,457
   Add: Minority interest                                31                     29

   Net income for diluted earnings per share          8,842                  7,486

   Weighted average number of shares
     (from above)                                22,496,811             22,583,867

   Weighted average shares of dilutive stock
     options using average period stock price
     under the treasury stock method                 58,719                277,674
   Weighted average shares issuable upon the
        conversion of operating
        partnership units                            86,888                 95,049
   Weighted average number of shares -
        assuming dilution                        22,642,418             22,956,590

   Earnings per share - assuming dilution       $      0.39            $      0.33