Form 10-Q
period 1999-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1999-07-30
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                               Outstanding as of July 30, 1999
Common Stock, $0.02 par value                               21,813,247


                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                                         Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                              1

Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998                                                  2

Consolidated Statements of Income for the three and six months ended
June 30, 1999 and 1998                                                 3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1998 and the six months ended June 30, 1999               4

Consolidated Statements of Cash Flows for the six months ended
June 30, 1999 and 1998                                                 5

Notes to Consolidated Financial Statements                             6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                          14-18

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                      19

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                            20-21

SIGNATURES                                                             21

Exhibit 27                                                             22


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


               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
     AS OF JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited)
      (in thousands, except share and per share amounts)

                                           June 30, 1999      December 31, 1998
Assets:

Real estate investments:
  Industrial buildings                        $309,633              $312,911
  Office buildings                             278,714               258,479
  Operating properties held for sale            22,334                  -
  Properties under development                  23,625                24,686
  Land held for development                      4,584                 3,905

                                               638,890               599,981

  Less accumulated depreciation                 22,954                18,523

                                               615,936               581,458
Cash                                             1,314                 1,286
Other assets                                    19,856                15,580

                                              $637,106              $598,324


Liabilities and Stockholders' Equity:

Bank loan payable                             $ 93,984              $147,443
Mortgage loans payable                         182,358                80,116
Accounts payable and accrued expenses            7,296                 7,574
Dividend and distributions payable               8,554                 8,191
Other liabilities                                5,075                 6,042

    Total liabilities                          297,267               249,366

Minority interest in consolidated
  partnership                                    1,369                 1,369

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued and
   outstanding 21,819,738 shares in 1999 and
   22,666,856 shares in 1998                       436                   453
 Additional paid-in capital                    390,936               407,760
 Accumulated dividends in
    excess of net income                       (52,902)              (60,624)
      Total stockholders' equity               338,470               347,589

                                              $637,106              $598,324

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
       (in thousands, except share and per share amounts)

                                                         Three Months                 Six Months
                                                            1999            1998         1999          1998


Property operations:
   Rental income                                            $22,346        $17,118       $43,705       $32,479
   Rental expenses:
        Operating expenses                                    3,312          2,476         6,892         4,603
        Real estate taxes                                     1,872          1,390         3,780         2,689
        Depreciation and amortization                         2,933          2,313         5,905         4,368


Income from property operations                              14,229         10,939        27,128        20,819

General and administrative expenses                          (1,141)          (879)       (1,963)       (1,714)
Interest income                                                  51             46            81            93
Interest expense                                             (4,583)        (2,210)       (8,416)       (3,816)


Income before gain on sale of real estate
     investments and minority interest                        8,556          7,896        16,830        15,382

Gain on sale of real estate investments                       7,043           -            7,611          -
Minority interest                                               (34)           (28)          (65)          (57)


Income before extraordinary item                            $15,565        $ 7,868       $24,376       $15,325

Loss on early extinguishment of debt                           (298)          -             (298)         -


Net Income                                                  $15,267        $ 7,868       $24,078       $15,325


Earnings per share - basic:
Income before extraordinary item                            $  0.71        $  0.35       $  1.10       $  0.68
Extraordinary item-loss on early extinguishment of debt       (0.01)          -            (0.01)         -


Net Income                                                  $  0.70        $  0.35       $  1.09       $  0.68


Weighted average number of shares-basic                  21,784,185     22,615,685    22,138,529    22,599,864


Earnings per share - assuming dilution:
Income before extraordinary item                            $  0.71        $  0.34       $  1.09       $  0.67
Extraordinary item-loss on early extinguishment of debt       (0.01)          -            (0.01)         -


Net Income                                                  $  0.70        $  0.34       $  1.08       $  0.67


Weighted number of shares - assuming dilution            21,940,644     22,930,761    22,286,907    22,944,806

See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1998 AND
        THE SIX MONTHS ENDED JUNE 30, 1999 (Unaudited)
           (in thousands, except per share amounts)


                                                                         Accumulated       Total
                                                          Additional       dividends      stock-
                                               Common        paid-in    in excess of    holders'
                                                stock        capital      net income      equity


Balance, December 31, 1997                      $ 452      $408,209        $(62,235)    $ 346,426

Issuance of common stock                            1         1,366            -            1,367

Repurchase and retirement of common stock           -        (1,815)           -           (1,815)

Net income                                          -          -             31,496        31,496

Dividends to common stockholders
 ($1.32 per share)                                  -          -            (29,885)      (29,885)

Balance, December 31, 1998                      $ 453      $407,760        $(60,624)     $347,589

Issuance of common stock                            5         1,082            -            1,087

Repurchase and retirement of common stock         (22)      (17,906)           -          (17,928)

Net income                                          -          -             24,078        24,078

Dividends to common stockholders
 ($0.75 per share)                                  -          -            (16,356)      (16,356)

Balance, June 30, 1999                          $ 436      $390,936        $(52,902)     $338,470

See accompanying notes to consolidated financial statements.


                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
                         (in thousands)


                                                            1999          1998


Operating Activities:
  Net income                                              $ 24,078    $ 15,325
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                           65          57
    Depreciation and amortization                            6,823       4,983
    Gain on sale of real estate investments                 (7,611)       -
    Change in other assets                                  (3,296)     (4,827)
    Change in accounts payable and
      accrued expenses                                        (676)        162
    Change in other liabilities                               (863)     (1,591)

Net cash provided by operating activities                   18,520      14,109


Investing Activities:
  Investments in real estate                               (47,051)   (129,543)
  Proceeds from sale of real estate investments             15,334        -


Net cash used by investing activities                      (31,717)   (129,543)


Financing Activities:
  Proceeds from bank loan payable                           62,511     126,544
  Repayments of bank loan payable                         (116,298)    (18,189)
  Proceeds from mortgage loans payable                     105,669      21,110
  Repayments of mortgage loans payable                      (5,758)       (470)
  Issuance of common stock                                   1,087         350
  Redemption of partnership units                             -           (159)
  Payment of dividends and distributions                   (16,058)    (13,608)
  Repurchase and retirement of common stock                (17,928)       -


Net cash provided by financing activities                   13,225     115,578


Net increase in cash                                            28         144
Cash at beginning of period                                  1,286       1,361


Cash at end of period                                     $  1,314     $ 1,505


Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of amounts
  capitalized of
  $912 in 1999 and $1,310 in 1998                         $  7,349     $ 2,644


See accompanying notes to consolidated financial statements.



                BEDFORD PROPERTY INVESTORS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under the Company's stock option plans are also included in the calculation of diluted per share data if, upon assumed exercise, they would have a dilutive effect. The diluted earnings per share calculation also assumes conversion of the limited partnership units of Bedford Realty Partners, L.P., if such conversion would have a dilutive effect, as of the beginning of the year.

Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material impact on the Company's financial statements.

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of June 30, 1999, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                     Percent
                                    Properties        Cost        of Total


Industrial buildings                        66      $309,633         48%
Office buildings                            25       278,714         44%
Operating properties held for sale           5        22,334          3%
Properties under development                 8        23,625          4%
Land held for development                    5         4,584          1%

Total                                      109       638,890        100%


Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of June 30, 1999 (in thousands):

                                                                                     Less
                                                              Development     Accumulated
                                          Land    Building    In-Progress    Depreciation     Total

INDUSTRIAL BUILDINGS
Northern California                   $ 44,238    $105,944     $    -           $ 6,989      $143,193
Arizona                                 16,998      43,710          -             1,851        58,857
Southern California                     15,434      36,861          -             2,640        49,655
Greater Kansas City Area                 2,773      13,083          -             1,422        14,434
Texas                                    2,981      11,114          -               276        13,819
Greater Portland Area                    2,652       8,651          -               955        10,348
Denver, Colorado                         1,911       3,283          -               297         4,897

Total Industrial                        86,987     222,646          -            14,430       295,203


SUBURBAN OFFICE BUILDINGS
Northern California                      6,023      17,760          -               863        22,920
Arizona                                  9,149      17,260          -               755        25,654
Southern California                      9,362      21,404          -             1,043        29,723
Greater Kansas City Area                 3,330       5,451          -               394         8,387
Texas                                    2,766       7,093          -               327         9,532
Denver, Colorado                         5,560      45,469          -             1,264        49,765
Greater Seattle Area                    21,153      94,211          -             2,567       112,797
Reno, Nevada                             2,102      10,621          -               538        12,185

Total Suburban Office                   59,445     219,269          -             7,751       270,963


PROPERTIES HELD FOR SALE
Northern California                      4,153       8,282          -               526        11,909
Southern California                      1,558       3,475          -               144         4,889
Greater Kansas City Area                 1,144       3,722          -               103         4,763


Total Operating Properties Held
  for Sale                               6,855      15,479          -               773        21,561


PROPERTIES UNDER DEVELOPMENT
Northern California                       -           -            2,534           -            2,534
Arizona                                   -           -           15,615           -           15,615
Colorado                                  -           -            3,188           -            3,188
Greater Seattle Area                      -           -            2,288           -            2,288


Total Properties Under Development        -           -           23,625           -           23,625


LAND HELD FOR DEVELOPMENT
Northern California                      2,664        -             -              -            2,664
Southern California                        701        -             -              -              701
Texas                                      188        -             -              -              188
Colorado                                 1,031        -             -              -            1,031


Total Land Held for Development          4,584        -             -              -            4,584


Total                                 $157,871    $457,394       $23,625        $22,954      $615,936

Company personnel directly manage all but eleven of the Company's properties from regional offices in Lafayette, CA; Tustin, CA; Phoenix, AZ; Lenexa, KS; and Seattle, WA. For the eleven properties located in markets not served by one of the Company's regional offices, the Company has subcontracted management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

The Company has contractual construction commitments of $4.8 million at June 30, 1999 relating to seven of its properties under development.

Note 3.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations.
As of June 30, 1999, the Company was in compliance with the covenants and requirements of its revolving credit facility, which had an outstanding balance of $93,984,000. The credit facility is secured by mortgages on 44 properties (which properties collectively accounted for approximately 46% of the Company's Annualized Base Rent and approximately 41% of the Company's total assets as of June 30, 1999), together with the rental proceeds from such properties.

In February 1999, the credit facility was restructured to include a $30 million bridge facility which bore the same interest rate as the $175 million facility. In May 1999, the Company obtained a total of $108 million of new first mortgage financing from Teachers Insurance and Annuity Association of America (TIAA). The proceeds from the mortgage loans were used to pay off and retire the $30 million bridge facility and pay down the outstanding balance on its $175 million line of credit.

The daily weighted average amount owing to the bank was $104,813,000 and $48,342,000 for the six months ended June 30, 1999 and 1998, respectively. The weighted average interest rates in each of these periods was 6.69% and 7.28%, respectively. The effective interest rate at June 30, 1999 was 6.38%.

Mortgage Loans Payable

In May 1999, the Company obtained a total of $108 million of new first mortgage financing from Teachers Insurance and Annuity Association of America (TIAA). The financing consists of a $43.45 million 10-year loan, a $37.20 million 8-year loan, and a $27.35 million 6-year loan. The mortgage financing is secured by 16 properties (which properties collectively accounted for approximately 25% of the Company's Annualized Base Rent and approximately 22% of the Company's total assets as of June 30, 1999), together with the rental proceeds from such properties. These mortgage loans bear interest at a fixed rate of 7.17%.


Mortgage loans payable at June 30, 1999 consist of the following (in thousands):

   Floating rate note due December 15, 1999,
     current rate of 8.00%                       $  1,783
   7.5% note due January 1, 2002                   24,097
   7.02% note due March 15, 2003                   19,419
   8.9% note due July 31, 2006                      8,596
   6.91% note due July 31, 2006                    20,463
   7.17% note due June 1, 2005                     27,350
   7.17% note due June 1, 2007                     37,200
   7.17% note due June 1, 2009                     43,450
                                                 $182,358

The mortgage loans are collaterized by 36 properties (which properties collectively accounted for approximately 46% of the Company's
Annualized Base Rent and approximately 40% of the Company's total assets as of June 30, 1999).

The following table presents scheduled principal payments on mortgage loans as of June 30, 1999 (in thousands):

   Twelve month period ending June 30, 2000                   $  4,671
   Twelve month period ending June 30, 2001                      3,104
   Twelve month period ending June 30, 2002                     26,062
   Twelve month period ending June 30, 2003                     21,009
   Twelve month period ending June 30, 2004                      2,851
        Thereafter                                             124,661
                                                              $182,358

Note 4.  Comprehensive Income

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of income to derive comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income.

Note 5.  Segment Disclosure

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


Note 5.  Segment Disclosure (continued)


    For the six months ended June 30, 1999 (in thousands)

                                            Northern               Southern                        Corporate
                                            California  Southwest  California  Northwest  Midwest  & Other    Consolidated

Rental income(2)                            $ 16,698    $  7,442   $  5,812    $  6,897   $  6,852 $      4   $ 43,705
Operating expenses and real estate taxes       3,528       1,873      1,124       1,837      2,111      199     10,672
Depreciation and amortization                  2,057         990        793       1,078        987     -         5,905


Income from property operations             $ 11,113    $  4,579   $  3,895    $  3,982   $  3,754 $   (195)  $ 27,128

Percent of income from property operations       41%         17%        14%         15%        14%      (1%)      100%

Interest income(1)                                12           -          -           2          -       67         81
Interest expense                                   -           -          -           -          -   (8,416)    (8,416)
General and administrative expenses                -           -          -           -          -   (1,963)    (1,963)


Income before minority interest and
    gain on sale                              11,125       4,579      3,895       3,984      3,754  (10,507)    16,830

Minority interest                                  -           -          -           -          -      (65)       (65)
Gain on sale of real estate investments        7,566           -         45           -          -        -      7,611


Income before extraordinary item              18,691       4,579      3,940       3,984      3,754  (10,572)    24,376

Loss on early extinguishment of debt            (298)          -          -           -          -        -       (298)


Net income                                  $ 18,393    $  4,579   $  3,940    $  3,984   $  3,754 $(10,572)  $ 24,078


Real estate investments                     $204,322    $123,900   $ 88,795    $128,954   $ 92,919 $      -   $638,890


Additions/dispositions of
    real estate investments                 $ (5,267)   $ 14,468   $ 11,397    $ 15,704   $  2,607 $      -   $ 38,909


Total assets                                $210,499    $115,021   $ 94,379    $117,931   $ 90,832 $  8,444   $637,106

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

(2) $4 in Corporate rental income represents rental income and expense reimbursement for Mariner Court (sold 7/97).

Note 5.  Segment Disclosure (continued)


    For the six months ended June 30, 1998 (in thousands)

                                            Northern                 Southern                           Corporate
                                            California   Southwest   California   Northwest   Midwest   & Other     Consolidated

Rental income(1)(2)                         $ 14,479     $  5,372    $  4,960     $  3,018    $  4,666  $   (16)    $ 32,479
Operating expenses and real estate taxes       3,264        1,304       1,014          288       1,155      267        7,292
Depreciation and amortization                  1,806          725         686          509         642        -        4,368


Income from property operations             $  9,409     $  3,343    $  3,260     $  2,221    $  2,869  $  (283)    $ 20,819

Percent of income from property operations       45%          16%         16%          10%         14%      (1%)        100%

Interest income                                    -            -           -            -           -       93           93
Interest expense                                   -            -           -            -           -   (3,816)      (3,816)
General and administrative expenses                -            -           -            -           -   (1,714)      (1,714)


Income before minority interest and
    gain on sale                               9,409        3,343       3,260        2,221       2,869   (5,720)      15,382

Minority interest                                  -            -           -            -           -      (57)         (57)
Gain on sale of real estate investments            -            -           -            -           -        -            -


Net income                                  $  9,409     $  3,343    $  3,260     $  2,221    $  2,869 $ (5,777)    $ 15,325


Real estate investments                     $194,386     $ 93,268    $ 76,924     $106,846    $ 89,436 $      -     $560,860


Additions to real estate investments        $  8,979     $ 25,256    $  5,875     $ 50,448    $ 38,231 $      -     $128,789


Total assets                                $195,609     $ 90,683    $ 80,765     $104,935    $ 86,190 $  4,927     $563,109


(1) Rental income in the Northern California and Northwest segments includes interest earned from tenant notes receivable of $5 and $4, respectively.
(2) ($16) in Corporate rental income represents rental refund and prior year expense reimbursement for Academy Place (sold 10/97).

Note 6.  Fair Value of Financial Instruments

The carrying value of trade accounts payable and receivable approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $180,575,000 fixed rate debt is approximately $176,602,000 based on the terms of existing debt compared to those available in the marketplace. Variable rate debt bears interest at current market rates.

Note 7.  Earnings per Share

Following is a reconciliation of earnings per share:

                                                           Three Months Ended June 30,          Six Months Ended June 30,

                                                              1999            1998             1999            1998
Basic:
Income before extraordinary item                           $    15,565     $     7,868     $    24,376     $    15,325
Extraordinary item-loss on early extinguishment of debt           (298)           -               (298)           -

Net income                                                 $    15,267     $     7,868     $    24,078     $    15,325

Weighted average number of shares - basic                   21,784,185      22,615,685      22,138,529      22,599,864

Income before extraordinary item                           $      0.71     $      0.35     $      1.10     $      0.68
Extraordinary item-loss on early extinguishment of debt          (0.01)           -              (0.01)           -

Net income                                                 $      0.70     $      0.35     $      1.09     $      0.68

Diluted:
Income before extraordinary item                           $    15,565     $     7,868     $    24,376     $    15,325
Add: Minority interest                                              34              28              65              57
Extraordinary item-loss on early extinguishment of debt           (298)           -               (298)           -

Net income for diluted earnings per share                  $    15,301     $     7,896     $    24,143     $    15,382

Weighted average number of shares (from above)              21,784,185      22,615,685      22,138,529      22,599,864

Weighted average shares of dilutive stock
  options using average period stock price
  under the treasury stock method                               69,571         225,267          61,490         252,527
Weighted average shares issuable upon the
    conversion of operating partnership units                   86,888          89,809          86,888          92,415
Weighted average number of shares -
    assuming dilution                                       21,940,644      22,930,761      22,286,907      22,944,806

Income before extraordinary item                           $      0.71     $      0.34     $      1.09     $      0.67
Extraordinary item-loss on early extinguishment of debt          (0.01)           -              (0.01)           -

Net income for diluted earnings per share                  $      0.70     $      0.34     $      1.08     $      0.67


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the Western United States.

Increases in revenues, expenses and net income in the three and six months ended June 30, 1999 when compared with the same periods in 1998 were due primarily to property additions during 1999 and 1998, offset in part by the sale of operating properties as follows:

                  Activities from January 1, 1998        Activities from July 1, 1998
                         to June 30, 1998                       to June 30, 1999
                       Number of            Square            Number of            Square
                  Operating Properties       Feet        Operating Properties       Feet

Acquisitions
   Industrial              8                442,000               10                 691,000
   Office                  3                318,000                4                 397,000

                          11                760,000               14               1,088,000

Sales
   Industrial              -                      -                1                  25,000
   Office                  -                      -                1                 114,000

                           -                      -                2                 139,000

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $3,290,000 or 30% in 1999 compared with 1998. This is due to an increase in rental income of $5,228,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $1,938,000.

The increase in rental income and expenses is primarily attributable to properties acquired and, to a lesser extent, properties developed during 1999 and 1998. These activities increased rental income and rental expenses in 1999 by $4,378,000 and $2,194,000, respectively, as compared to 1998. This was partially offset by the sale of one industrial property in March 1999 and one office property in June 1999 which resulted in a reduction in rental income and rental expenses of $194,000 and $188,000, respectively. The remaining increase in rental income is due to increased occupancy in 1999 as compared to 1998, as well as an overall increase in rental rates.

Expenses
Interest expense, which includes amortization of loan fees, increased $2,373,000 or 107% in 1999 compared with 1998. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property additions during 1998 and 1999 and the repurchase of shares since December 1998. The amortization of loan fees was $466,000 and $259,000 in the second quarter of 1999 and 1998, respectively. General and administrative expenses increased $262,000 or 30% in 1999 compared with 1998. The increase is attributable to the Company's use of an outside investor relations firm in 1999.

Gain on sale
In March 1999, the Company sold 417 Eccles in South San Francisco, California, for a net sales price of $1,789,000, which resulted in a gain of approximately $568,000. In June 1999, the Company sold Woodlands Tower II in Salt Lake City, Utah, for a net sales price of $13,122,000, which resulted in a gain of approximately $6,998,000. This sale was completed as part of a tax-deferred exchange, under Section 1031 of the Internal Revenue Code, in which the Company acquired three properties. In June 1999, the Company also sold Oak Ridge Land in Vista, California, for a net sales price of $423,000, which resulted in a gain of approximately $45,000.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

Income from Property Operations
Income from property operations increased $6,309,000 or 30% in 1999 compared with 1998. This is due to an increase in rental income of $11,226,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $4,917,000.

The increase in rental income and expenses is primarily attributable to properties acquired and, to a lesser extent, properties developed during 1999 and 1998. These activities increased rental income and rental expenses in 1999 by $9,583,000 and $4,923,000, respectively, as compared to 1998. This was partially offset by the sale of one industrial property in March 1999 and one office property in June 1999 which resulted in a reduction in rental income and rental expenses of $158,000 and $136,000, respectively. The remaining increase in rental income and expense is due to increased occupancy in 1999 as compared to 1998, as well as an overall increase in rental rates.

Expenses
Interest expense, which includes amortization of loan fees, increased $4,600,000 or 121% in 1999 compared with 1998. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property additions during 1998 and 1999 and the repurchase of shares since December 1998. The amortization of loan fees was $767,000 and $512,000 in the first six months of 1999 and 1998, respectively. General and administrative expenses increased $249,000 or 15% in 1999 compared with 1998. The increase is attributable to the Company's use of an outside investor relations firm in 1999.

Gain on sale
In March 1999, the Company sold 417 Eccles in South San Francisco, California, for a net sales price of $1,789,000, which resulted in a gain of approximately $568,000. In June 1999, the Company sold Woodlands Tower II in Salt Lake City, Utah, for a net sales price of $13,122,000, which resulted in a gain of approximately $6,998,000. This sale was completed as part of a tax-deferred exchange, under
Section 1031 of the Internal Revenue Code, in which the Company acquired three properties. In June 1999, the Company also sold Oak Ridge Land in Vista, California, for a net sales price of $423,000, which resulted in a gain of approximately $45,000.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of June 30, 1999, the Company was in compliance with the covenants and requirements of its revolving credit facility, which had an outstanding balance of $93,984,000 and remaining availability of $77,958,000.

In February 1999, the credit facility was restructured to include a $30 million bridge facility which bore the same interest rate as the $175 million facility. In May 1999, the Company obtained a total of $108 million of new first mortgage financing from Teachers Insurance and Annuity Association of America (TIAA). The proceeds from the mortgage loans were used to pay off and retire the $30 million bridge facility and pay down the outstanding balance on its $175 million line of credit.


The financing of the TIAA Mortgage consists of a $43.45 million 10-year loan, a $37.20 million 8-year loan, and a $27.35 million 6-year loan. The mortgage financing is secured by 16 properties, together with the rental proceeds from such properties. These mortgage loans bear interest at a fixed rate of 7.17%.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the six months ended June 30, 1999, the Company's operating activities provided cash flow of $18,520,000. Investing activities utilized cash of $47,051,000 for real estate acquisitions, offset by proceeds from real estate sales of $15,334,000. Financing activities provided net cash flow of $13,225,000 consisting of the net proceeds from bank borrowings and mortgage loans of $168,180,000 and net proceeds from the exercise of stock options of $1,087,000, offset by repayment of bank borrowings and mortgage loans of $122,056,000, payment of dividends and distributions of $16,058,000, and the repurchase of 1,126,125 shares of common stock for $17,928,000.

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


Dividends

Common stock dividends declared for the first and second quarters of 1999 were $0.36 and $0.39 per share, respectively. Distributions declared for the first and second quarters of 1999 were $0.36 and $0.39 per OP Unit, respectively. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 1999 amounted to $11,489,000 and $22,735,000, respectively. During the same periods in 1998, FFO amounted to $10,209,000 and $19,750,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, sales of property and non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.
Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.

                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                    1999        1998       1999      1998

Funds From Operations
  (in thousands):

  Net Income                       $15,267    $ 7,868     $24,078   $15,325

  Add Back:
    Depreciation and Amortization    2,933      2,313       5,905     4,368
    Minority Interest                   34         28          65        57
    Extraordinary Item                 298       -            298      -

  Less Gain on Sale                 (7,043)      -         (7,611)     -

  Funds From Operations            $11,489    $10,209     $22,735   $19,750

Year 2000 Compliance

In 1997 the Company purchased and put in place new information system hardware and software to accommodate the rapid growth of its real estate portfolio. The Company believes the new information system hardware and software is Year 2000 compliant. In addition, the Company has evaluated Year 2000 compliance risk relative to operations of its rental properties, and retained the services of a team of consultants. These consultants have been conducting a survey of the Company's outside relationships (e.g., tenants, vendors and creditors) to assess their state of readiness in regards to Year 2000 compliance. The survey indicates that a majority of these parties' information systems are or will be Year 2000 compliant. In addition, the Company is performing a detailed Information Technology review of its key outside relationships. As of June 30, 1999, the Company has spent approximately $25,000 on surveys and systems reviews and expects to spend approximately $60,000 during the third quarter of 1999. The Company is in the process of developing a contingency plan in the event of non-compliance. The Company believes that Year 2000 compliance will not have a material impact on the Company's financial statements.


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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands):

                                                                                                                Fair
                               2000       2001       2002       2003      2004     Thereafter      Total       Value

Fixed rate debt               $2,888     $ 3,104    $26,062    $21,009   $2,851     $124,661     $180,575    $176,602
Average interest rate          7.27%       7.27%      7.47%      7.05%    7.27%        7.24%        7.25%       7.75%

Variable rate LIBOR debt        -        $93,984       -          -        -            -        $ 93,984    $ 93,984
Average interest rate           -          6.38%       -          -        -            -           6.38%       6.38%

Variable rate prime debt      $1,783        -          -          -        -            -        $  1,783    $  1,783
Average interest rate          8.00%        -          -          -        -            -           8.00%       8.00%

As the table incorporates only those exposures that exist as of June 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   None

Item 2.  CHANGES IN SECURITIES

   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual stockholders' meeting on May 13, 1999, to consider the following proposals:

   1. Election of seven directors by the holders of the Common Stock for the ensuing year.

   2. To ratify the appointment by the Board of Directors of the Company's independent public accountants for the year ending December 31, 1999.

All proposals were approved. Following are the results of the voting for proposals 1 and 2:

                                                   For      Withheld    Abstain

1. To elect seven directors to serve until the next annual meeting of stockholders

        Claude M. Ballard                        20,725,121  25,731
        Peter B. Bedford                         20,727,795  24,057
        Anthony M. Downs                         20,722,665  29,187
        Thomas G. Eastman                        20,724,295  27,557
        Anthony M. Frank                         20,724,865  26,987
        Thomas H. Nolan                          20,724,295  27,557
        Martin I. Zankel                         20,567,189 184,663

2. To ratify the appointment by the Board of
   Directors of the Company's independent
   public accountants                            20,719,106  15,224      17,520

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

     10.22* Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of
                America.

     10.23* Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of
                America.

     10.24* Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of
                America.

     27*        Financial Data Schedules

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

Dated: July 30, 1999

     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)


   By:  /s/ HANH KIHARA
        Hanh Kihara
        Senior Vice President and
        Chief Financial Officer


   By:  /s/ KRISTA K. ROWLAND
        Krista K. Rowland
        Vice President Controller