Form 10-Q
period 1999-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 1999-11-12
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                            Outstanding as of November 12, 1999
Common Stock, $0.02 par value                             20,443,746


                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                                          Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                                1

Consolidated Balance Sheets as of September 30, 1999
and December 31, 1998                                                    2

Consolidated Statements of Income for the three and nine months ended
September 30, 1999 and 1998                                              3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1998 and the nine months ended September 30, 1999           4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1999 and 1998                                              5

Notes to Consolidated Financial Statements                               6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                            14-19

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                        19

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                              20

SIGNATURES                                                               21

Exhibit 27                                                               22


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


               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
  AS OF SEPTEMBER 30, 1999 (Unaudited) AND DECEMBER 31, 1998
      (in thousands, except share and per share amounts)

                                      September 30, 1999     December 31, 1998
Assets:

Real estate investments:
  Industrial buildings                       $315,324              $312,911
  Office buildings                            305,634               258,479
  Operating properties held for sale           22,424                  -
  Properties under development                 19,951                24,686
  Land held for development                     4,028                 3,905

                                              667,361               599,981

  Less accumulated depreciation                25,744                18,523

                                              641,617               581,458
Cash                                            1,339                 1,286
Other assets                                   19,672                15,580


                                             $662,628              $598,324


Liabilities and Stockholders' Equity:

Bank loan payable                            $136,519              $147,443
Mortgage loans payable                        180,862                80,116
Accounts payable and accrued expenses           9,583                 7,574
Dividend and distributions payable              8,095                 8,191
Other liabilities                               6,974                 6,042

    Total liabilities                         342,033               249,366

Minority interest in consolidated
  partnership                                   1,229                 1,369

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued
   and outstanding 20,678,446 shares in
   1999 and 22,666,856 shares in 1998             414                   453
 Additional paid-in capital                   371,108               407,760
 Accumulated dividends in
    excess of net income                      (52,156)              (60,624)
      Total stockholders' equity              319,366               347,589

                                             $662,628              $598,324

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)
       (in thousands, except share and per share amounts)

                                                                    Three Months                Nine Months
                                                                  1999         1998           1999         1998


Property operations:
   Rental income                                                  $22,475       $20,156       $66,180       $52,635
   Rental expenses:
        Operating expenses                                          3,396         3,322        10,288         7,925
        Real estate taxes                                           1,849         1,704         5,629         4,393
        Depreciation and amortization                               3,149         2,939         9,054         7,307


Income from property operations                                    14,081        12,191        41,209        33,010

General and administrative expenses                                  (669)         (655)       (2,632)       (2,369)
Interest income                                                        40            85           121           178
Interest expense                                                   (4,796)       (3,664)      (13,212)       (7,480)


Income before gain on sale of real estate
     investments and minority interest                              8,656         7,957        25,486        23,339

Gain on sale of real estate investments                               190          -            7,801          -
Minority interest                                                     (31)          (29)          (96)          (86)


Income before extraordinary item                                    8,815         7,928        33,191        23,253

Extraordinary item - loss on early extinguishment of debt            -             -             (298)         -


Net income                                                        $ 8,815       $ 7,928       $32,893       $23,253


Earnings per share - basic:
Income before extraordinary item                                  $  0.41       $  0.35       $  1.51       $  1.03
Extraordinary item-loss on early extinguishment of debt              -             -            (0.01)         -


Net income                                                        $  0.41       $  0.35       $  1.50       $  1.03


Weighted average number of shares-basic                        21,591,869    22,649,403    21,954,307    22,616,558


Earnings per share - assuming dilution:
Income before extraordinary item                                  $  0.41       $  0.35       $  1.50       $  1.02
Extraordinary item-loss on early extinguishment of debt              -             -            (0.01)         -


Net income                                                        $  0.41       $  0.35       $  1.49       $  1.02

Weighted average number of shares - assuming dilution          21,744,843    22,926,125    22,103,719    22,934,296

See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1998 AND
     THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)
           (in thousands, except per share amounts)

                                                                          Accumulated        Total
                                                          Additional        dividends       stock-
                                               Common        paid-in     in excess of     holders'
                                                stock        capital       net income       equity


Balance, December 31, 1997                      $ 452       $408,209        $(62,235)     $346,426

Issuance of common stock                            1          1,366            -            1,367

Repurchase and retirement of common stock          -          (1,815)           -           (1,815)

Net income                                         -            -             31,496        31,496

Dividends to common stockholders
 ($1.32 per share)                                 -            -            (29,885)      (29,885)

Balance, December 31, 1998                      $ 453       $407,760        $(60,624)     $347,589

Issuance of common stock                            6          1,363            -            1,369

Repurchase and retirement of common stock         (45)       (38,015)           -          (38,060)

Net income                                         -            -             32,893        32,893

Dividends to common stockholders
 ($1.14 per share)                                 -            -            (24,425)      (24,425)

Balance, September 30, 1999                     $ 414       $371,108        $(52,156)     $319,366

See accompanying notes to consolidated financial statements.


                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)
                         (in thousands)

                                                                                  1999             1998


Operating Activities:
  Net income                                                                  $  32,893       $   23,253
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                                                96               86
    Depreciation and amortization                                                10,389            8,220
    Gain on sale of real estate investments                                      (7,801)            -
    Change in other assets                                                       (4,462)          (6,035)
    Change in accounts payable and
      accrued expenses                                                            1,559            2,780
    Change in other liabilities                                                   1,036             (137)

Net cash provided by operating activities                                        33,710           28,167


Investing Activities:
  Investments in real estate                                                    (79,380)        (155,687)
  Proceeds from sale of real estate investments                                  19,346             -


Net cash used by investing activities                                           (60,034)        (155,687)


Financing Activities:
  Proceeds from bank loan payable                                               107,044          147,508
  Repayments of bank loan payable                                              (118,343)         (19,189)
  Proceeds from mortgage loans payable                                          107,386           21,109
  Repayments of mortgage loans payable                                           (8,262)            (786)
  Issuance of common stock                                                        1,389              415
  Redemption of partnership units                                                  (160)            (128)
  Payment of dividends and distributions                                        (24,617)         (21,110)
  Repurchase and retirement of common stock                                     (38,060)            -


Net cash provided by financing activities                                        26,377          127,819

Net increase in cash                                                                 53              299
Cash at beginning of period                                                       1,286            1,361

Cash at end of period                                                         $   1,339        $   1,660

Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of amounts capitalized of
   $1,551 in 1999 and $1,746 in 1998                                          $  11,628        $   5,917

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

Note 2. Real Estate Investments

As of September 30, 1999, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                     Percent
                                    Properties        Cost         of Total


Industrial buildings                        68      $315,324          47%
Office buildings                            27       305,634          46%
Operating properties held for sale           5        22,424           3%
Properties under development                 7        19,951           3%
Land held for development                    4         4,028           1%


Total                                      111      $667,361         100%


Note 2 - Real Estate Investments

The following table sets forth the Company's real estate investments as of September 30, 1999 (in thousands):

                                                                                            Less
                                                                     Development     Accumulated
                                               Land      Building    In-Progress    Depreciation       Total

INDUSTRIAL BUILDINGS
Northern California                          $ 44,238    $106,382      $  -            $ 7,721       $142,899
Arizona                                        16,181      41,306         -              2,189         55,298
Southern California                            17,663      40,381         -              2,906         55,138
Greater Kansas City Area                        3,242      15,244         -              1,574         16,912
Texas                                           2,981      11,127         -                343         13,765
Greater Portland Area                           2,652       8,732         -              1,039         10,345
Denver, Colorado                                1,911       3,284         -                321          4,874


Total Industrial                               88,868     226,456         -             16,093        299,231


SUBURBAN OFFICE BUILDINGS
Northern California                             6,023      17,826         -                970         22,879
Arizona                                        10,703      23,636         -                757         33,582
Southern California                             9,362      21,450         -              1,171         29,641
Greater Kansas City Area                        3,330       5,451         -                426          8,355
Texas                                           2,766       7,093         -                366          9,493
Denver, Colorado                                5,560      45,565         -              1,519         49,606
Greater Seattle Area                           23,652     110,423         -              3,079        130,996
Reno, Nevada                                    2,102      10,692         -                605         12,189


Total Suburban Office                          63,498     242,136         -              8,893        296,741


PROPERTIES HELD FOR SALE
Northern California                             3,683       4,844         -                373          8,154
Arizona                                         1,332       2,666         -                138          3,860
Southern California                             1,558       3,475         -                144          4,889
Greater Kansas City Area                        1,144       3,722         -                103          4,763


Total Operating Properties Held for Sale        7,717      14,707         -                758         21,666


PROPERTIES UNDER DEVELOPMENT
Northern California                              -           -           4,307            -             4,307
Arizona                                          -           -           8,476            -             8,476
Colorado                                         -           -           3,646            -             3,646
Greater Seattle Area                             -           -           3,522            -             3,522

Total Properties Under Development               -           -          19,951            -            19,951


LAND HELD FOR DEVELOPMENT
Northern California                             2,136        -            -               -             2,136
Southern California                               702        -            -               -               702
Texas                                             188        -            -               -               188
Colorado                                        1,002        -            -               -             1,002


Total Land Held for Development                 4,028        -            -               -             4,028


Total                                        $164,111    $483,299      $19,951         $25,744       $641,617

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

The Company has contractual construction commitments of approximately $2.3 million at September 30, 1999 relating to seven of its properties under development.

Note 3.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. As of September 30, 1999, the Company was in compliance with the covenants and requirements of its revolving credit facility, which had an outstanding balance of $136,519,000. The credit facility is secured by mortgages on 44 properties (which properties collectively accounted for approximately 45% of the Company's Annualized Base Rent and approximately 39% of the Company's total assets as of September 30, 1999), together with the rental proceeds from such properties.

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

The daily weighted average amount owing to the bank was $105,569,000 and $77,818,000 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average interest rates in each of these periods was 6.34% and 7.02%, respectively. The effective interest rate at September 30, 1999 was 6.61%.

Mortgage Loans Payable

In May 1999, the Company obtained a total of $108 million of new first mortgage financing from TIAA. The financing consists of a $43.45 million 10-year loan, a $37.20 million 8-year loan, and a $27.35 million 6-year loan. The mortgage financing is secured by 16 properties (which properties collectively accounted for approximately 24% of the Company's Annualized Base Rent and approximately 21% of the Company's total assets as of September 30, 1999), together with the rental proceeds from such properties. These mortgage loans bear interest at a fixed rate of 7.17%. The Company is in the process of obtaining another $22 million of new first mortgage financing from TIAA. The loan is expected to close in November 1999.


Mortgage loans payable at September 30, 1999 consist of the following (in thousands):

   7.5% note due January 1, 2002                $  23,994
   7.02% note due March 15, 2003                   19,339
   7.17% note due June 1, 2005                     27,251
   8.9% note due July 31, 2006                      8,555
   6.91% note due July 31, 2006                    20,376
   7.17% note due June 1, 2007                     37,065
   7.75% note due April 1, 2009                       990
   7.17% note due June 1, 2009                     43,292
                                                 $180,862

The mortgage loans are collaterized by 35 properties (which properties collectively accounted for approximately 46% of the Company's Annualized Base Rent and approximately 39% of the Company's total assets as of September 30, 1999).

The following table presents scheduled principal payments on mortgage loans as of September 30, 1999 (in thousands):

   Twelve month period ending September 30, 2000                     $  3,013
   Twelve month period ending September 30, 2001                        3,278
   Twelve month period ending September 30, 2002                       26,081
   Twelve month period ending September 30, 2003                       21,053
   Twelve month period ending September 30, 2004                        3,005
        Thereafter                                                    124,432
                                                                     $180,862

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


Note 5.  Segment Disclosure (continued)

                                                   For the nine months ended September 30, 1999 (in thousands)

                                               Northern                 Southern                          Corporate
                                             California   Southwest   California   Northwest   Midwest      & Other   Consolidated

Rental income                                 $ 24,693    $ 11,361    $  8,981     $ 10,760    $ 10,381   $      4     $  66,180
Operating expenses and real estate taxes         5,258       2,823       1,710        2,683       3,143        300        15,917
Depreciation and amortization                    3,063       1,588       1,230        1,686       1,487       -            9,054


Income from property operations               $ 16,372    $  6,950    $  6,041     $  6,391    $  5,751   $   (296)    $  41,209

Percent of income from property operations         40%         17%         15%          15%         14%        (1%)         100%

General and administrative expenses               -           -           -            -           -        (2,632)       (2,632)
Interest income(1)                                  18        -           -               3        -           100           121
Interest expense                                  -           -           -            -           -       (13,212)      (13,212)


Income before minority interest and
    gain on sale                                16,390       6,950       6,041        6,394       5,751    (16,040)       25,486

Gain on sale of real estate investments          7,756        -             45         -           -          -            7,801
Minority interest                                 -           -           -            -           -           (96)          (96)


Income before extraordinary item                24,146       6,950       6,086        6,394       5,751    (16,136)       33,191

Loss on early extinguishment of debt              (298)       -           -            -           -          -             (298)


Net income                                    $ 23,848    $  6,950    $  6,086     $  6,394     $ 5,751   $(16,136)     $ 32,893


Real estate investments                       $202,233    $125,475    $ 94,590     $148,983     $96,080       -         $667,361


Additions (dispositions) of
    real estate investments                   $ (7,356)   $ 16,043    $ 17,192     $ 35,733     $ 5,768       -         $ 67,380


Total assets                                  $212,641    $115,871    $100,432     $133,734     $94,193   $  5,757      $662,628

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.



Note 5.  Segment Disclosure (continued)

                                                   For the nine months ended September 30,1998 (in thousands)

                                                Northern                 Southern                         Corporate
                                              California   Southwest   California   Northwest   Midwest     & Other   Consolidated

Rental income(1)                               $ 22,536    $  8,572      $ 7,530    $  6,049    $ 7,971   $   (23)      $ 52,635
Operating expenses and real estate taxes          4,972       2,206        1,563         909      2,212       456         12,318
Depreciation and amortization                     2,886       1,167        1,081       1,048      1,125      -             7,307


Income from property operations                  14,678       5,199        4,886       4,092      4,634      (479)        33,010

Percent of income from property operations          44%         16%          15%         12%        14%       (1%)          100%

General and administrative expenses                -           -            -           -          -       (2,369)        (2,369)
Interest income(2)                                   10        -            -             15       -          153            178
Interest expense                                   -           -            -           -          -       (7,480)        (7,480)


Income before minority interest and
    gain on sale                                 14,688       5,199        4,886       4,107      4,634   (10,175)        23,339

Minority interest                                  -           -            -           -          -          (86)           (86)

Net income                                     $ 14,688     $ 5,199      $ 4,886    $  4,107    $ 4,634  $(10,261)      $ 23,253

Real estate investments                        $207,828     $101,453     $77,083    $111,222    $89,658      -          $587,244


Additions to real estate investments           $ 22,421     $ 33,441     $ 6,034    $ 54,824    $38,453      -          $155,173

Total assets                                   $208,523     $ 97,860     $80,970    $108,271    $86,779  $  5,453       $587,856

(1) ($23) in Corporate rental income represents rental refund and prior year expense reimbursement for Academy Place (sold 10/97).
(2) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 6.  Fair Value of Financial Instruments

The carrying values of trade accounts payable and receivable approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $180,862,000 fixed rate debt is approximately $175,371,000 based on the terms of existing debt compared to those available in the marketplace. Variable rate debt bears interest at current market rates, thus the carrying value of this debt approximates fair value.

Note 7.  Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                            Three Months Ended September 30,      Nine Months Ended September 30,

                                                               1999           1998                   1999           1998
Basic:
Income before extraordinary item                            $     8,815    $     7,928            $    33,191    $    23,253
Extraordinary item-loss on early extinguishment of debt            -              -                      (298)          -

Net income                                                  $     8,815    $     7,928            $    32,893    $    23,253

Weighted average number of shares - basic                    21,591,869     22,649,403             21,954,307     22,616,558

Income before extraordinary item                            $      0.41    $      0.35            $      1.51    $      1.03
Extraordinary item-loss on early extinguishment of debt            -              -                     (0.01)          -

Net income                                                  $      0.41    $      0.35            $      1.50    $      1.03

Diluted:
Income before extraordinary item                            $     8,815    $     7,928            $    33,191    $    23,253
Add: Minority interest                                               31             29                     96             86
Extraordinary item-loss on early extinguishment of debt            -              -                      (298)          -

Net income for diluted earnings per share                   $     8,846    $     7,957            $    32,989    $    23,339

Weighted average number of shares (from above)               21,591,869     22,649,403             21,954,307     22,616,558

Weighted average shares of dilutive stock
  options using average period stock price
  under the treasury stock method                                74,984        189,834                 65,523        227,186
Weighted average shares issuable upon the
    conversion of operating partnership units                    77,990         86,888                 83,889         90,552
Weighted average number of shares -
    assuming dilution                                        21,744,843     22,926,125             22,103,719     22,934,296

Income before extraordinary item                            $      0.41    $      0.35            $      1.50    $      1.02
Extraordinary item-loss on early extinguishment of debt            -              -                     (0.01)          -

Net income for diluted earnings per share                   $      0.41    $      0.35            $      1.49    $      1.02








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the Western United States.

Increases in revenues, expenses and net income in the three and nine months ended September 30, 1999 when compared with the same periods in 1998 were due primarily to property additions during 1999 and 1998, offset in part by the sale of operating properties as follows:

                          Activities from January 1, 1998         Activities from October 1, 1998
                              to September 30, 1998                   to September 30, 1999
                            Number of            Square             Number of           Square
                       Operating Properties       Feet         Operating Properties      Feet

   Acquisitions
      Industrial                13                817,000                7               412,000
   Office                        6                650,000                2               180,000

                                19              1,467,000                9               592,000

   Sales
      Industrial                 -                      -                2               276,000
      Office                     -                      -                1               114,000

                                 -                      -                3               390,000

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $1,890,000 or 16% in 1999 compared with 1998. This is due to an increase in rental income of $2,319,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $429,000.

The increase in rental income and expenses is primarily attributable to properties acquired and, to a lesser extent, properties developed during 1999 and 1998. These activities increased rental income and rental expenses in 1999 by $2,128,000 and $879,000, respectively, as compared to 1998. This was partially offset by the sale of two industrial properties and one office property in 1999 which resulted in a reduction in rental income and rental expenses of $620,000 and $250,000, respectively. The remaining increase in rental income is due to an overall increase in rental rates. The remaining increase in rental expenses is mainly due to increases in property tax assessments, depreciation expense, management fees, landscaping costs and other property operating expenses.

Expenses
Interest expense, which includes amortization of loan fees, increased $1,132,000 or 31% in 1999 compared with 1998. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property additions during 1998 and 1999 and the repurchase of shares since December 1998. The amortization of loan fees was $346,000 and $238,000 in the third quarter of 1999 and 1998, respectively. General and administrative expenses remained relatively unchanged in the third quarter of 1999 compared with 1998.

Gain on sale
In August 1999, the Company sold 331 Doherty Avenue in Modesto, California for a net sales price of $4,012,000, which resulted in a gain of approximately $218,000. The sale of 331 Doherty Avenue was completed as part of a tax-deferred exchange, under Section 1031 of the Internal Revenue Code, in which the Company has identified a property for future acquisition.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

Income from Property Operations
Income from property operations increased $8,199,000 or 25% in 1999 compared with 1998. This is due to an increase in rental income of $13,545,000 partially offset by an increase in rental expenses of $5,346,000.

The increase in rental income and expenses is primarily attributable to properties acquired and, to a lesser extent, properties developed during 1999 and 1998. These activities increased rental income and rental expenses in 1999 by $11,716,000 and $5,808,000, respectively, as compared to 1998. This was partially offset by the sale of two industrial properties and one office property in 1999 which resulted in a reduction in rental income and rental expenses of $780,000 and $422,000, respectively. The remaining increase in rental income and expense is due to increased occupancy in 1999 as compared to 1998, as well as an overall increase in rental rates.

Expenses
Interest expense, which includes amortization of loan fees, increased $5,732,000 or 77% in 1999 compared with 1998. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property additions during 1998 and 1999 and the repurchase of shares since December 1998. The amortization of loan fees was $1,113,000 and $750,000 in the nine months ended September 30 of 1999 and 1998, respectively. General and administrative expenses increased $263,000 or 11% in 1999 compared with 1998. The increase is attributable to the Company's use of an outside investor relations firm in 1999.

Gain on sale
In March 1999, the Company sold 417 Eccles in South San Francisco, California, for a net sales price of $1,789,000, which resulted in a gain of approximately $540,000. In June 1999, the Company sold Woodlands Tower II in Salt Lake City, Utah, for a net sales price of $13,122,000, which resulted in a gain of approximately $6,998,000. In June 1999, the Company also sold Oak Ridge Land in Vista, California, for a net sales price of $423,000, which resulted in a gain of approximately $45,000. In August 1999, the Company sold 331 Doherty Avenue in Modesto, California for a net sales price of $4,012,000, which resulted in a gain of approximately $218,000. The sales of Woodlands Tower II and 331 Doherty Avenue were completed as part of a tax-deferred exchange, under Section 1031 of the Internal Revenue Code, in which the Company acquired three properties and has identified a fourth property for future acquisition.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of September 30, 1999, the Company was in compliance with the covenants and requirements of its revolving credit facility, which had an outstanding balance of $136,519,000, outstanding letters of credit of $2,189,000, and remaining availability of $36,292,000.

In February 1999, the credit facility was restructured to include a $30 million bridge facility which bore the same interest rate as the $175 million facility. In May 1999, the Company obtained a total of $108 million of new first mortgage financing from Teachers Insurance and Annuity Association of America (TIAA). The proceeds from the mortgage loans were used to pay off and retire the $30 million bridge facility and pay down the outstanding balance on the $175 million line of credit.

The financing of the TIAA Mortgage consists of a $43.45 million 10-year loan, a $37.20 million 8-year loan, and a $27.35 million 6-year loan. The mortgage financing is secured by 16 properties, together with the rental proceeds from such properties. These mortgage loans bear interest at a fixed rate of 7.17%. The Company is in the process of obtaining another $22 million of new first mortgage financing from TIAA. The loan is expected to close in November 1999.

The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the nine months ended September 30, 1999, the Company's operating activities provided cash flow of $33,710,000. Investing activities utilized cash of $79,380,000 for real estate acquisitions, offset by proceeds from real estate sales of $19,346,000. Financing activities provided net cash flow of $26,377,000 consisting of the net proceeds from bank borrowings and mortgage loans of $214,430,000 and net proceeds from the exercise of stock options, issuance of restricted stock and vesting of restricted stock of $1,389,000, offset by repayment of bank borrowings and mortgage loans of $126,605,000, payment of dividends and distributions of $24,617,000, redemption of partnership units of $160,000, and the repurchase of 2,265,725 shares of common stock for $38,060,000.

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


Dividends

Common stock dividends declared for the third quarter of 1999 were $0.39 per share. Distributions declared for the third quarter of 1999 were $0.39 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and nine months ended September 30, 1999 amounted to $11,805,000 and $34,540,000, respectively. During the same periods in 1998, FFO amounted to $10,896,000 and $30,646,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, sales of property and non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to
cash flow as a measure of liquidity.   Further, FFO as disclosed by other
REITs may not be comparable to the Company's presentation.

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                            1999           1998           1999           1998

Funds From Operations (in thousands):

   Net Income                             $  8,815       $  7,928       $ 32,893       $ 23,253

   Add Back:
        Depreciation and Amortization        3,149          2,939          9,054          7,307
        Minority Interest                       31             29             96             86
        Extraordinary Item                    -              -               298           -

   Less Gain on Sale                          (190)          -            (7,801)          -

   Funds From Operations                  $ 11,805       $ 10,896       $ 34,540       $ 30,646

Year 2000 Compliance

The year 2000 problem relates to the ability of computer systems and programs to recognize and process dates after the year 1999. Most computer and embedded systems, which use two digits to specify a year, if not modified prior to the year 2000, will be unable to distinguish between the year 1900 and the year 2000. The failure to distinguish between such dates could have detrimental effects on business critical systems and could cause disruptions in building services, such as security systems, HVAC/building automation, and energy management systems.

In the first quarter of 1998, the Company formed a Year 2000 project team which includes the Chief Operating Officer (COO), legal counsel, information systems (IS) consultants, and property managers. The COO and IS consultants conduct monthly meetings to review and monitor progress relating to the Year 2000 project. The Year 2000 project is divided into two distinct parts: (1) information systems and (2) embedded systems.

The information systems portion of the Year 2000 project pertains to the Company's internal computer systems, hardware and software and entailed the following actions: (1) compiling an inventory of all hardware and software used in the Company's information processing systems, including personal computers, servers, routers, hubs, switches, phone and voice equipment, operating systems, e-mail systems, accounting software, fixed asset software, office automation software, internet and other service providers, wide area and local area network carriers, and web host, (2) obtaining product certifications from vendors and manufacturers, stating that their products are Y2K compliant, (3) obtaining Y2K upgrades for software from web sites and identifying non-Y2K compliant personal computers, (4) legal review and recommendations by legal counsel, (5) determining alternative solutions, financial and personnel resources necessary, and costs to remediate any information systems or components thereof, which are not Y2K compliant, and
(6) completing all system upgrades to achieve Y2K compliance.

The embedded systems portion of the Year 2000 project is related to building services, such as HVAC/building automation, electrical, lighting, emergency power, fire and safety, elevator, parking access, security, and energy management. This portion of the Year 2000 project entailed the following:
(1) compiling an inventory of all physical systems on each property where the Company provides any of the aforementioned services, (2) obtaining product certifications from vendors and manufacturers, stating that their products are Y2K compliant, (3) identifying testing procedures and cost of implementation of solutions, (4) performing selective system tests on a sample of the Company's portfolio based on the type of the property, tenant makeup, location, and size, (5) reviewing the results of these tests and identifying alternative solutions, resources, and costs to remediate any embedded system or component thereof, which were not Y2K compliant, (6) developing a review and certification process for newly acquired properties,
(7) legal review and recommendations by the legal counsel, and (8) completing all embedded system upgrades to achieve Y2K compliance.

The Company has planned a "Y2K Weekend Watch" for which personnel will be on duty to insure a staff presence for each building in the Company's real estate portfolio during the weekend of December 31, 1999. In addition, IS consultants will be on duty to monitor the Company's information systems.

As of September 30, 1999, the Company has expensed approximately $39,000 on surveys and systems reviews and expects to expense an additional $42,000 during the fourth quarter of 1999. The Company believes that Year 2000 compliance will not have a material impact on the Company's financial statements. There can be no assurance, however, that a failure of either our information systems or our embedded systems to be Y2K compliant will not result in such a material adverse impact.

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands):

                                 Twelve Month Period Ending September 30,
                                                                                                                     Fair
                              2000       2001        2002        2003        2004       Thereafter     Total        Value

Variable rate LIBOR debt       -        136,519        -           -          -             -          136,519      136,519
Average interest rate          -          6.61%        -           -          -             -            6.61%        6.61%

Fixed rate debt               3,013       3,278      26,081      21,053      3,005       124,432       180,862      175,371
Average interest rate         7.28%       7.28%       7.47%       7.06%      7.29%         7.24%         7.25%        7.95%

As the table incorporates only those exposures that exist as of September 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

Dated: November 12, 1999

     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)


   By:  /s/ HANH KIHARA
        Hanh Kihara
        Senior Vice President and
        Chief Financial Officer


   By:  /s/ KRISTA K. ROWLAND
        Krista K. Rowland
        Vice President Controller