Form 10-K
period 1999-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2000-03-31
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1999

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 10, 2000 was approximately $230,579,000. The number of shares of Registrant's Common Stock, par value $0.02 per share, outstanding as of March 10, 2000 was 19,649,910.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 18, 2000, are incorporated by reference in
Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

When used in this annual report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results" and "Qualitative and Quantitative Disclosures About Market Risk" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

The Company

Bedford Property Investors, Inc. is a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas primarily in the Western United States. As of December 31, 1999, the Company owned and operated, either directly or through wholly-owned subsidiaries, 98 properties aggregating approximately 7.6 million rentable square feet. Of these 98 properties (the "Properties"), there are 72 industrial (the "Industrial Properties") and 26 suburban office (the "Suburban Office Properties"). As of December 31, 1999, the Properties include two projects which were under rehabilitation. The remaining 96 operating Properties were approximately 97% leased to almost 600 tenants. The Properties are located in Northern and Southern California, Oregon, Washington, Arizona, Nevada, Colorado, Texas, Kansas, and Missouri.

In addition to the Properties, the Company owns three suburban office and two industrial development projects totaling 380,000 rentable square feet. During 1999, the Company completed shell construction and initial lease-up on these five projects and as of December 31, 1999, the projects were approximately 67% leased.

The Company seeks to grow its asset base through the acquisition of industrial and suburban office properties and portfolios of such properties, as well as through the development of new industrial and suburban office properties. The Company's strategy is to operate in suburban markets that are experiencing, or are expected by the Company to experience, superior economic growth and that are subject to limitations on the development of similar properties. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space. In addition, the Company believes that certain supply-side constraints, such as limited availability of undeveloped land in a market, increase a market's potential for higher than average rental growth over time. The Company continues to target selected markets in which the Properties are located as well as selected other markets in which the Company has expertise.

Business Objective and Growth Plan

Business Objective

The Company's business objective is to increase stockholders' long-term total return through increases in the dividend and the appreciation in value of the Common Stock. To achieve this objective, the Company seeks to (i) increase cash flow by internal growth of rents from its existing Properties, (ii) acquire quality industrial and suburban office properties and/or portfolios of such properties, (iii) develop new industrial and suburban office properties, and (iv) repurchase its common stock.

Internal Growth

The Company seeks to increase cash flow from existing Properties through
(i) the lease-up of vacant space, (ii) the reduction of costs associated with tenant turnover by retaining existing tenants, (iii) the negotiation of increases in rental rates and of contractual periodic rent increases when market conditions permit, and (iv) the strict containment of operating expenses and capital expenditures.

During 1999, 1,123,000 square feet of leased space expired with a weighted average base rental rate of $8.48 per square foot. Approximately 89% of this space has been re-leased, and the weighted average base rental rate of the new leases is $10.24 per square foot, an increase of 21%. Past performance is not necessarily indicative of results that will be obtained in the future, and no assurance can be given in that regard.

Acquisitions

The Company seeks to acquire industrial and suburban office properties and/or portfolios of such properties. The Company believes that (i) the experience of its management team, (ii) its existing $175 million credit facility, (iii) its relationships with private and institutional real estate owners, (iv) its strong relationships with real estate brokers, and (v) its integrated asset management program enable it to effectively identify and capitalize on acquisition opportunities. Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses, (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy), and (iii) availability for purchase at a price at or below estimated replacement cost. However, the Company has in the past acquired, and may in the future acquire, properties which do not meet one or more of these criteria. This may be particularly true with the acquisition of a portfolio of properties, which may include individual properties that do not meet one or more of the foregoing criteria.

Following completion of an initial review of a property, the Company may make a purchase offer, subject to satisfactory completion of its due diligence process. The due diligence process enables the Company to refine its original estimate of a property's potential performance and typically includes a complete review and analysis of the property's physical structure, systems, environmental status and projected financial performance. The due diligence also includes an evaluation of the local market including competitive properties and relevant economic and demographic information. Mr. Bedford (the Chief Executive Officer), along with at least one other officer and one other Board member of the Company, will typically visit each proposed acquisition property before the purchase is closed.

The Company's activities relating to the acquisition of new properties, including the due diligence process, are conducted on an exclusive basis by Bedford Acquisitions, Inc. (BAI), a California corporation wholly-owned by Mr. Bedford. BAI receives fees in amounts equal to the lesser of (i) 1 1/2 % of the gross amount of the aggregate purchase price of property acquisitions and dispositions, up to 1 1/2 % of any loans arranged by BAI, plus 5% of development project costs, or (ii) an amount equal to
(a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition, loan or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The current agreement with BAI has a one-year term expiring January 1, 2001.

Development

The Company seeks to develop properties in strong markets where (i) demand for space has caused or is expected to cause occupancy rates to remain high, (ii) barriers to entry such as scarcity of land or entitlement challenges exist, and (iii) the project complements the existing portfolio. The Company's management team has experience in all phases of the development process, including market analysis, site selection, zoning, design, pre-development leasing, construction and permanent financing, and construction management. The Company plans to be especially focused on the development of office tech and flex tech product in 2000. These are multi-tenant buildings designed to meet the needs of the widest range of uses. The flex tech product anticipates the changing needs of high-growth tenants and accommodates their need for flexible facility configurations. The Company evaluates the competitive environment, demand and rent trends, and development pipelines before embarking on or acquiring each new development project. The Company is currently in the process of developing properties in Northern California, Arizona, Washington, and Colorado, and is considering developing additional properties in Northern California, Southern California, Washington and Colorado. The Company's management team has significant
development experience in each of these markets.   In 1999, the shell
construction of 380,000 square feet was completed in five projects of service-flex, tech-flex and office space. Sixty-seven percent of these projects were leased at year-end.

Share Repurchase

Since 1998, the Company's stock has traded at a discount to its net asset value (determined based on current cap rate and earning estimates) as a result of the softening of the REIT market. With a dividend yield close to 10%, the repurchase and retirement of the Company's common stock increases the stockholders' ownership in the Company and therefore brings value to the stockholders' investment.

In July 1998, the Company's board of directors approved a share repurchase program of 3 million shares which was increased to 4.5 million shares in September 1999. Since November 1998, the Company has repurchased and retired 3,458,000 shares at an average price of $16.89 per share.

Corporate Strategies

In pursuing its business objectives and growth plans, the Company intends to:

1. Pursue a Market Driven Strategy.

The Company's strategy is to operate in suburban markets which are experiencing, or are expected by the Company to experience, above average economic growth, and which are, ideally, subject to supply-side constraints. The metropolitan areas in which the Company operates have multiple suburban "cores" and it believes that the potential for growth in these metropolitan areas is generally greatest in and around these suburban cores. It is the Company's experience that such suburban cores emerge as jobs move to the suburbs and typically offer a well-trained and well-educated work force, high quality of life and, in many cases, a diversified economic base. The Company focuses on owning, managing, acquiring and developing properties in these suburban cores. Additionally, the Company seeks out real estate markets that are subject to supply-side constraints such as limited availability of undeveloped land and/or geographic, topographic, regulatory and/or infrastructure restrictions. Such restrictions limit the supply of new commercial space, which, when combined with a growing employment and population base, enhances the long-term return potential for an investment in real estate assets.

2. Focus its Efforts in the Western United States.

The Company is currently targeting selected suburban markets in the western United States. Continued economic improvements in these markets, and related improvements in the commercial property markets, and the level of investment in industrial or suburban office properties in these markets should provide the potential for attractive returns through increased occupancy levels, rents and real estate values. This geographic focus, combined with management's market experience, contributes to a more thorough understanding of these industrial and suburban office property markets and allows the Company to anticipate trends and therefore to better identify investment opportunities.

3. Acquire and Develop "Service-Flex, Tech-Flex and Office-Tech"
   Properties.

Among the Company's targeted properties are service and tech-flex industrial properties as well as office-tech buildings. These buildings provide for a wider range of function than that offered by traditional office or industrial properties and are an efficient facility choice for today's high growth technology sector firms that have frequently changing space needs. These properties are divisible into units ranging from approximately 1,500 square feet to approximately 20,000 square feet in order to accommodate multiple tenants of various sizes and needs. The buildings, which generally range in size from 8,000 to 80,000 square feet, have a clear height of 12 to 18 feet and are built using concrete tilt construction with store fronts incorporated in the front elevation and service doors in the back elevation. The Company believes that these properties require more management expertise than other types of industrial properties and that it has developed such expertise. The Company also believes that many potential buyers do not wish or are not well-positioned to undertake such active management. As a result, the Company believes that it often faces fewer competitors for this product and is generally able to acquire these properties at above average yields.

4. Asset Sales

The Company funds a portion of its acquisition activities and share repurchase program through the sale of selected assets. Such assets include buildings that have maximized their value or have become obsolete due to their physical attributes. In addition, the Company continues to redefine its geographical focus in the western United States and intends to sell real estate assets that do not fit this western orientation.

5. Neighborhooding

Neighborhooding describes the expansion in areas where the Company owns existing properties. This strategy capitalizes on management's expertise and knowledge of the local market, economy and tenant needs for expansion. It results in efficiency in property management and therefore enables the Company to acquire or develop properties at greater yields. The Company utilized this concept in developing projects and acquiring properties in Fremont, Napa and Petaluma, California; Phoenix, Arizona; Lenexa, Kansas; Denver, Colorado; and Federal Way, Washington.

Transactions and Significant Events During 1999

Acquisitions and Development

During the year, the Company invested approximately $65 million to acquire nine Properties, including five Industrial Properties and four Suburban Office Properties, aggregating approximately 614,000 rentable square feet. At acquisition, the Company estimated that these Properties would provide an initial weighted average unleveraged return on cost (computed as annualized property net operating income at the date of acquisition divided by the total acquisition cost) of 9.76%. The Company estimates the purchase price of acquisitions completed in 1999 to be approximately 90% of the replacement cost of those properties.

The Company also acquired two parcels of vacant land in southeast Denver, Colorado, aggregating 23.7 acres for a total investment of approximately $6 million. One of these parcels of land is adjacent to an existing Property. The Company is in the preliminary planning stage to develop industrial or office properties on each of these parcels.

Development activity during the year included (i) the completion of construction and initial lease-up of five projects located in Arizona, Washington, and Northern California, adding 380,000 rentable square feet to the available inventory (as of December 31, 1999, these projects were approximately 67% leased); (ii) completion of construction and leasing of one rehabilitation project of 39,000 rentable square feet; and (iii) commencement of construction of one new project in Colorado, which is expected to add approximately 103,000 rentable square feet to the inventory of available space in 2000. This new leasable space provides the Company with a significant opportunity to increase its operating revenue.

Sell Selected Assets

During the year, the Company sold four Properties, including three Industrial Properties and one Suburban Office Property, aggregating 562,000 rentable square feet for $24,726,000. In addition, the Company sold one 1.39 acre parcel of land for $455,000. The sales produced gain totaling $7,743,000.


The dispositions of a Suburban Office Property and an Industrial Property were structured as like-kind exchanges to defer approximately $9,453,000 of taxable gain. The cash proceeds from other sales were used to partially fund the repurchases of the Company's common stock.

The Company's Markets

The Properties are located in select markets proximate to metropolitan areas in Northern and Southern California, Oregon, Washington, Arizona, Nevada, Colorado, Texas, Kansas and Missouri. From 1994 through the early part of 1998 most of these markets were recovering from the economic recession of the early 1990s. During this recovery, these markets were characterized by strong demand for commercial property without significant increases in supply. The Company believes that this "recovery phase" of the economic cycle for the real estate market came to an end during 1998 and that we are now entering an "equilibrium phase" where supply and demand for properties are more or less in balance. Accordingly, the Company expects commercial property values during this equilibrium phase to be driven less by supply and demand imbalances and more by continuing economic strength in these markets. This continuing economic strength should result in the maintenance of high occupancy levels, increasing rents and potentially increasing real estate values.

In particular, the Company believes that continuing economic growth in the San Francisco Bay Area (where 32% of the square footage of the Company's Properties are located) and Seattle (where 12% of the square footage of the Company's Properties are located) will result in strong returns on its properties in these markets during the coming year. These markets are particularly attractive as a result of the excellent quality of life they offer and their limited supply of new commercial real estate resulting from both environmental concerns and geographic barriers. The 2000 edition of Emerging Trends in Real Estate, a publication of PricewaterhouseCoopers and Lend Lease Real Estate Investments, ranked San Francisco (for the fourth consecutive year) and Seattle, as the number one and number seven investment markets in the United States, respectively, for this equilibrium phase of the real estate cycle.

Despite this positive outlook, the Company's markets (particularly the San Francisco Bay Area) remain susceptible to an economic downturn in Asia. During the first half of 1998, sources have indicated that California's exports to East Asia fell by 17.5% compared to the first half of 1997. Although there were indications that the Asian economy showed signs of recovery in 1999, there can be no assurance that an economic downturn in Asia will not have an adverse effect on California's manufacturing sector and accordingly on the California real estate market and the Company's portfolio.

Operating Performance

For the year ended December 31, 1999, the Company reported income before gain on sales and extraordinary item of $32,410,000, on rental revenues of $90,527,000, compared with income before gain on sale and extraordinary item of $31,496,000, on rental revenues of $73,451,000 for the year ended December 31, 1998. The Company's Funds From Operations ("FFO": see definition under "Selected Financial Data") for the year ended December 31, 1999 was $45,554,000 as compared to $42,312,000 for the year ended December 31, 1998. With the share repurchase program, this growth in FFO was spread over fewer shares, increasing the "per share" growth rate.

Increase in Dividends on Common Stock

In December 1999, the Company announced an 8% increase in its quarterly Common Stock dividend from $0.39 to $0.42 per share, or $1.68 on an annualized basis. The higher dividend rate commenced with the Company's dividend for the fourth quarter of 1999. The Company previously announced, in May 1999, an 8% increase in its quarterly dividend from $0.36 to $0.39 per share which, together with the December 1999 increase, represents a total increase of 18% in the Company's dividends declared for 1999 of $1.56 when compared with the dividends declared for 1998 of $1.32.

Credit Facility

In June 1998, the Company amended and restated its secured revolving line of credit facility led by Bank of America. Under the facility, which matures June 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. At December 31, 1999, the facility, which was all secured, had an outstanding balance of $137,156,000, with an interest rate of LIBOR plus 1.35%. Approximately 55% ($75 million) of the loan was fixed at a six-month LIBOR rate which expires in June 2000.

In February 1999, the credit facility was restructured to include a $30 million bridge facility which carried the same interest rate as the $175 million facility. In May 1999, the Company obtained a total of $108 million of new first mortgage financing from Teachers Insurance and Annuity Association of America (TIAA). The proceeds from the mortgage loans were used to repay and retire the $30 million bridge facility and pay down the outstanding balance on its $175 million line of credit. The Company was in compliance with the covenants and requirements of its revolving credit facility throughout 1999.

Mortgage Loans Payable

As noted above, in May 1999 the Company obtained a total of $108 million of new first mortgage financing from TIAA. The financing consists of a $43.45 million 10-year loan, a $37.2 million 8-year loan, and a $27.35 million 6-year loan, all with interest at a fixed rate of 7.17%.

In November 1999, the Company secured an additional $22.15 million mortgage loan from TIAA. The loan has a 7-year term with interest at a fixed rate of 7.95%.

In December 1999, the Company secured a $4.6 million mortgage loan from Union Bank. The loan has a 5-year term with interest at a variable rate of LIBOR plus 2.50%. Proceeds of the mortgage loans were used to pay down the outstanding balance of the Company's $175 million line of credit.

Dividends

The Company has made regular quarterly distributions to the holders of the Common Stock in each quarter since the second quarter of 1993, having increased the dividend twelve times since that time from $0.10 per share in the second quarter of 1993 to $0.42 per share in the fourth quarter of 1999. In March 2000, the Company declared a dividend distribution for the first quarter 2000 to its stockholders in the amount of $0.42 per share of Common Stock, payable 15 days after the quarter-end.

Tenants

Based on rentable square feet, as of December 31, 1999, the Suburban Office Properties and Industrial Properties were approximately 97% occupied by a total of 575 tenants, of which 114 were Suburban Office Property tenants and 461 were Industrial Property tenants. The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses.

Financing

The Company expects cash flow from operations to be sufficient to pay operating expenses, real estate taxes, general and administrative expenses, and interest on indebtedness and to make distributions to stockholders required to maintain the Company's REIT qualification.


The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from
(i) cash flow from operations, (ii) borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), and (iii) the sale of certain real estate investments.

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts then outstanding under the credit facility when it becomes due in 2001. The Company expects to make such payment by refinancing or extending the credit facility, obtaining additional third party mortgage financing, or by raising funds through the sale of certain properties.

Insurance

The Company carries commercial general liability coverage with primary
limits of $1 million per occurrence and   $2 million in the aggregate,
as well as a $40 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $20 million subject to a deductible of 5-10% of total insurable value per building with respect to the earthquake coverage. The Company also carries director and officer liability insurance with an aggregate limit of $10 million, and a fidelity bond in the amount of $1 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

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

Other Information

The Company currently employs 29 full time employees. The Company is not dependent upon a single tenant or a limited number of tenants.


ITEM 2.  PROPERTIES

Real Estate Summary
As of December 31, 1999, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                    Number of                      Percent
                                    Properties       Cost          of Total

Industrial buildings                    56        $ 279,367          41%
Office buildings                        25          294,420          43%
Operating properties held for sale      21           80,563          12%
Properties under development             8           19,246           3%
Land held for development                4            6,137           1%

Total                                  114        $ 679,733         100%





As of December 31, 1999, the Company's real estate investments were diversified by geographic region as follows:

                                             Number of       Investment     % of Total
                                             Properties        Amount       Investment

Industrial buildings
Northern California                              30           $151,059          22
Arizona                                          14             65,163          10
Southern California                              10             57,951           8
Colorado                                          2              5,194           1

Total industrial buildings                       56            279,367          41

Office buildings
Northern California                               6             30,057           4
Arizona                                           5             34,439           5
Southern California                               4             30,771           4
Colorado                                          2             51,180           8
Greater Seattle Area                              7            135,193          20
Nevada                                            1             12,780           2

Total office buildings                           25            294,420          43

Operating properties held for sale
Northern California                               1              8,570           1
Arizona                                           1              4,011           1
Southern California                               2              5,033           1
Greater Kansas City Area                          9             27,313           4
Texas                                             6             24,152           3
Greater Portland Area                             2             11,484           2

Total operating properties held for sale         21             80,563          12

Properties under development
Northern California                               1                660           *
Arizona                                           3              8,726           1
Colorado                                          3              6,157           1
Greater Seattle Area                              1              3,703           1

Total properties under development                8             19,246           3

Land held for development
Northern California                               2              2,133           *
Southern California                               1                703           *
Colorado                                          1              3,301           1

Total land held for development                   4              6,137           1

Total                                           114           $679,733         100%



* Less than 1%

Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the Property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 1999.

               Percentage Occupied/Number of Tenants Occupying 10% or more

                                   1995      1996      1997      1998      1999
Property                          %    #    %    #    %    #    %    #    %    #    Principal Business at December 31, 1999

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa
  Diablo Ind. Park, Concord       100% 1    100% 1    100% 1    100% 1    100% 1    Storage of cabling products.

Building #8 at Contra Costa
  Diablo Ind. Park, Concord       100% 1    100% 1    100% 1    100% 1    100% 1    Warehouse and storage of medical supplies.

Building #18 at
  Mason Ind. Park, Concord         83% 2     83% 2    100% 2     92% 2    100% 2    Warehouse of scoffolding materials and
                                                                                    construction supplies; general contractor.

Milpitas Town Center, Milpitas    100% 4    100% 4    100% 4    100% 3    100% 4    Manufacturing of blood glucose meters,
                                                                                    assembly and repair of accelerator
                                                                                    systems, light manufacturing of OEM's
                                                                                    and assembly
                                                                                    and manufacturing of vacuum components.

598 Gibraltar Drive, Milpitas        N/A    100% 1    100% 1    100% 1    100% 1    Manufacturing of personal computers.

350 East Plumeria Drive,
   San Jose                       100% 1    100% 1    100% 1    100% 1    100% 1    Manufacturer of computer chips.

Auburn Court, Fremont             100% 4    100% 4    100% 4    100% 4     68% 3    Manufacturing of computer equipment,
                                                                                    assembly of computer and
                                                                                    other electronic components, lab
                                                                                    engineering, and marketing design.
47650 Westinghouse Drive,
   Fremont                        100% 1    100% 1    100% 1    100% 1    100% 1    Electronic personal computer board assembly.

410 Allerton, South
    San Francisco                 100% 1    100% 1    100% 1    100% 1    100% 1    Candy manufacturer and distributor.

400 Grandview, South
    San Francisco                 100% 5    100% 5    100% 4    100% 4    100% 4    Radiology research and developer, freight
                                                                                    forwarding, manufacturing and distribution of
                                                                                    point-of-sale marketing products.

342 Allerton, South
    San Francisco                 100% 4    100% 4    100% 4    100% 4    100% 4    Freight forwarding.

301 East Grand, South
    San Francisco                  71% 2    100% 3    100% 3    100% 3     75% 2    Freight forwarding, and distributor of
                                                                                    MRI equipment.

Fourier Avenue, Fremont              N/A    100% 1    100% 1    100% 1    100% 1    Manufacturer of testers and equipment for
                                                                                    semi-conductors.

Lundy Avenue, San Jose               N/A    100% 2    100% 2     82% 1    100% 2    Testing and distribution of semi-
                                                                                    conductors and other related electronic
                                                                                    components, software sales and
                                                                                    development.

115 Mason Circle, Concord            N/A    100% 5    100% 5    100% 5    100% 5    Pipeline servicing company, manufacturer
                                                                                    and welder of pipes, distributor of water
                                                                                    and water dispensers.

47600 Westinghouse Drive,
      Fremont                        N/A    100% 1    100% 1    100% 1    100% 1    Research and development assembly and
                                                                                    testing related to the semi-
                                                                                    conductor/electronics industry.

860-870 Napa Valley Corporate
   Way, Napa                         N/A     96% 3     86% 3    100% 3     88% 2    Winery, engineering company and software
                                                                                    developer.

47633 Westinghouse Drive,
   Fremont                           N/A    100% 1    100% 1    100% 1    100% 1    Research and development assembly and
                                                                                    testing related to the semi-
                                                                                    conductor/electronics industry.

47513 Westinghouse Drive,
  Fremont                            N/A       N/A       N/A    100% 2    100% 2    Manufacturing of semi-conductor
                                                                                    equipment, manufacture
                                                                                    and design of arterial balloon catheters
                                                                                    and other related devices.

Bordeaux Centre, Napa                N/A       N/A       N/A     38% 2     89% 4    Manufacturing and printing of corks,
                                                                                    light manufacturing, warehousing and
                                                                                    distribution of recreational marine
                                                                                    accessories, storage and distribution of
                                                                                    case good wines, design and manufacture
                                                                                    of molded fiber packaging products.

O'Toole Business Park, San Jose      N/A     94% 0     90% 0     89% 0    100% 0    N/A

6500 Kaiser Drive, Fremont           N/A       N/A    100% 1    100% 1    100% 1    Office, research and development, manufacturing
                                                                                    of computers.

Bedford Fremont Business Park,
  Fremont                            N/A       N/A    100% 1    100% 1     97% 1    Administration and testing of samples for
                                                                                    managed care organizations.

Spinnaker Court, Fremont             N/A       N/A    100% 2    100% 2    100% 2    Manufacturing and distribution of
                                                                                    personal computers, peripherals and
                                                                                    related electronic parts and software.

2277 Pine View Way, Petaluma         N/A       N/A    100% 1    100% 1    100% 1    Manufacturer and distributor of plastic and
                                                                                    glass eyeglass lenses for world-wide
                                                                                    distribution.

The Mondavi Building, Napa           N/A       N/A    100% 1    100% 1    100% 1    Wine storage and administration.

Monterey Commerce Center 2,
   Monterey                          N/A       N/A    100% 1    100% 1    100% 1    Language interpretation - over seas calls.

Monterey Commerce Center 3,
   Monterey                          N/A       N/A    100% 3    100% 3    100% 3    Storage of office and long-distance
                                                                                    telephone equipment and medical supplies,
                                                                                    copier sales and distribution.

Parkpoint Business Center,
    Santa Rosa                       N/A       N/A       N/A    100% 3    100% 3    Customized computer software company,
                                                                                    rehabilitation center, mortgage broker.

2180 S. McDowell, Petaluma           N/A       N/A       N/A    100% 2     81% 1    Manufacturer of high-end, commercial grade
                                                                                    sound equipment.

2190 S. McDowell, Petaluma           N/A       N/A       N/A    100% 2    100% 2    Bread distributor; distributor of paper and
                                                                                    packaging products.

Southern California
Dupont Industrial Center,
    Ontario                       100% 1     59% 0    100% 1     97% 1    100% 2    Distribution of swimming pool supplies,
                                                                                    and transportation trucking company.

3002 Dow Business Center,
    Tustin                         83% 0     99% 0    100% 0     99% 0     99% 0    N/A

Carroll Tech I, San Diego            N/A    100% 1    100% 1    100% 1    100% 1    Sales and service of point of sales equipment.

Vista 1, Vista                       N/A    100% 1    100% 1      0% 0      0% 0    N/A

Vista 2, Vista                       N/A    100% 1    100% 1    100% 1    100% 1    Manufacturer of graphite golf club shaft.

Signal Systems Building,
    San Diego                        N/A    100% 1    100% 1    100% 1    100% 1    Developer and manufacturer of avionic
                                                                                    diagnostic equipment.

Carroll Tech II, San Diego           N/A    100% 1    100% 1    100% 1    100% 1    Bio-technology company.

2230 Oak Ridge Way, Vista            N/A       N/A    100% 1    100% 1    100% 1    Manufacturer of eqipment for circuit
                                                                                    board assembly.

5502 Oberlin Drive, San Diego        N/A       N/A       N/A    100% 1    100% 1    Manufacturer of micro-circuits.

6960 Flanders Drive, San Diego       N/A       N/A       N/A    100% 1    100% 1    Geotechnical and environmental consultant.

Canyon Vista Center, San Diego       N/A       N/A       N/A       N/A    100% 3    Designer of interactive entertainment
                                                                                    software, full service hearing aid company,
                                                                                    provider of product testing certification.

6325 Lusk Blvd., San Diego           N/A       N/A       N/A       N/A    100% 2    Bio-tech company developing diabetes self-
                                                                                    test products and apparel company.

Kansas City, Kansas
Ninety-Ninth Street #3, Lenexa    100% 2     89% 2    100% 2     98% 2     98% 2    Warehouse for computer cables/wiring and
                                                                                    storage of corporate records/supplies.

Lackman Business Center,
    Lenexa                         98% 2     91% 2    100% 2     98% 3     92% 2    Network and communications specialists.

Ninety-Ninth Street #1, Lenexa    100% 2    100% 2    100% 2    100% 2    100% 3    Tool distribution and surgical instrument
                                                                                    manufacturing.

Ninety-Ninth Street #2, Lenexa    100% 1    100% 1    100% 1    100% 1    100% 1    Drug testing clinic.

Ninety-Ninth Street #4, Lenexa       N/A       N/A       N/A     79% 3     79% 3    Distribution of shrink wrap products,
                                                                                    distributor of computers and computer
                                                                                    related parts, home nursing and health
                                                                                    care administration.

Panorama Business Park,
    Kansas City                      N/A    100% 2    100% 2     91% 2     89% 2    Distribution of pharmaceuticals,
                                                                                    distribution of appliances.

Panorama III, Kansas City            N/A       N/A       N/A       N/A    100% 4    Manufacturer of dental products, storage
                                                                                    of pre-packaged baked goods, manufacturer
                                                                                    of intercom and security systems, wholesale
                                                                                    sales and distribution of security systems
                                                                                    parts.

Colorado
Bryant Street Quad, Denver         97% 3    100% 3    100% 3    100% 3    100% 3    Health care provider, photo processing lab,
                                                                                    and radiator coating plant/distributor.

Bryant Street Annex, Denver       100% 2    100% 2    100% 2    100% 2    100% 2    Office supplies distributor and automotive
                                                                                    paint distributor.

Greater Portland Area, Oregon
Twin Oaks Technology Center,
    Beaverton                      81% 2     91% 3     96% 2     89% 3     95% 3    Software developer and telecommunications.

Twin Oaks Business Center,
    Beaverton                      94% 3     80% 4     81% 4     84% 4     75% 3    Electronic engineering, electronic
                                                                                    equipment assembly, computer equipment
                                                                                    distributor and postal service.

Arizona
Westech Business Center, Phoenix     N/A     93% 0     96% 0     95% 0     96% 0    N/A

Westech II, Phoenix                  N/A       N/A       N/A    100% 3    100% 2    Healthcare consultants and travel agency.

2601 W. Broadway, Tempe              N/A       N/A    100% 1    100% 1    100% 1    Wireless phone service provider.

Phoenix Airport Center #2,
    Phoenix                          N/A       N/A    100% 1    100% 1    100% 1    Electronic parts sales and customer
                                                                                    service.

Phoenix Airport Center #3,
    Phoenix                          N/A       N/A    100% 1    100% 1    100% 1    Cosmetic manufacturing and distribution.

Phoenix Airport Center #4,
    Phoenix                          N/A       N/A    100% 1    100% 1    100% 1    Package delivery/service call center.

Phoenix Airport Center #5,
    Phoenix                          N/A       N/A       N/A    100% 1    100% 1    Healthcare maintenance organization
                                                                                    corporate office.

Butterfield Business Center,
    Tucson                           N/A       N/A    100% 3    100% 3    100% 2    Sears call center, polish/wax research
                                                                                    and development.

Butterfield Tech Center II,
    Tucson                           N/A       N/A       N/A       N/A     56% 2    Package distribution facility and school
                                                                                    book distribution facility.

Greystone Business Park,
    Tempe                            N/A       N/A       N/A       N/A     11% 1    Sales and service of electronic
                                                                                    equipment.

Cimarron Business Park,
     Scottsdale                      N/A       N/A       N/A     98% 2     97% 2    Printing and sales office, computer
                                                                                    equipment.

Expressway Corporate
     Center, Tempe                   N/A       N/A       N/A     68% 1    100% 2    Manufacture photographic equipment for
                                                                                    wafer circuiting, and food
                                                                                    supplement manufacturing.

The Adams Brothers Building,
     Phoenix                         N/A       N/A       N/A       N/A    100% 1    Interior design and home products sales.

Bedford Realty Partners, L.P.,
     Phoenix                         N/A       N/A       N/A       N/A    100% 2    Offices and laboratories for
                                                                                    environmental and soils testing and
                                                                                    clinical studies.

Texas
Ferrell Drive, Farmers Branch        N/A       N/A    100% 5    100% 5     83% 4    Medical products distribution, hardware
                                                                                    distribution, and engineering.

Austin Braker 2, Austin              N/A       N/A       N/A    100% 3    100% 3    Computer technology for television,
                                                                                    lottery and gaming association, computer
                                                                                    sales and customer service.

Austin Rutland 10, Austin            N/A       N/A       N/A    100% 5    100% 5    Service of copier equipment, printing for
                                                                                    small businesses, tool distribution,
                                                                                    environmental field work, trade show and
                                                                                    conference coordination.

Austin Southpark A, B and C,
     Austin                          N/A       N/A       N/A    100% 4     87% 3    Spare parts storage for computer chip
                                                                                    manufacturer, environmental testing,
                                                                                    proto-type testing for computer chip
                                                                                    manufacturer and valuable storage for
                                                                                    pawn broker.

SUBURBAN OFFICE PROPERTIES
Northern California
Village Green, Lafayette          100% 2    100% 1     99% 1    100% 2    100% 2    Event planner and organizer, and real
                                                                                    estate investment trust.

100 View Street, Mountain View       N/A    100% 4    100% 3    100% 3    100% 4    Architectural servicing, designing and marketing
                                                                                    of integrated circuits for semi-conductors,
                                                                                    computer software design of on-line reporting
                                                                                    and surveying devices.

Canyon Park, San Ramon               N/A       N/A    100% 2    100% 2    100% 2    Medical administrative offices and
                                                                                    geotechnical lab; soils
                                                                                    testing, engineering services.

Crow Canyon Centre, San Ramon        N/A       N/A       N/A       N/A     50% 1    Health care provider.

Monterey Commerce Center 1,
   Monterey                          N/A       N/A     87% 4     82% 4     79% 3    Financial services, software development,
                                                                                    telecommunications sales, electronic equipment
                                                                                    sales, and real estate services.

3380 Cypress, Petaluma               N/A       N/A       N/A    100% 1    100% 1    Manufacture hearing devices.

Southern California
Laguna Hills Square, Laguna          N/A     86% 2     96% 4     93% 4     95% 4    Medical facility and securities brokerage firm.

Carroll Tech III, San Diego          N/A       N/A    100% 1    100% 1    100% 1    On-line game developer.

Scripps Wateridge, San Diego         N/A       N/A    100% 2    100% 2    100% 2    Wireless communications, supplier of
                                                                                    digital wireless communication products and
                                                                                    technologies.

Carroll Tech IV, San Diego           N/A       N/A       N/A       N/A    100% 1    Information management for healthcare.

Greater Kansas City Area
6600 College Blvd.,
   Overland Park                  100% 1     98% 1    100% 1    100% 1    100% 1    Telecommunication.

Didde Building, Overland Park        N/A       N/A       N/A    100% 3    100% 3    Investment firm, printing and packaging
                                                                                    technology corporate offices and reinsurance
                                                                                    brokerage.

Colorado
Oracle Building, Denver              N/A       N/A    100% 2    100% 2    100% 2    Software company and banking.

Texaco Building, Denver              N/A       N/A       N/A    100% 1    100% 1    Oil company.

Arizona
Executive Center at Southbank,
    Phoenix                          N/A       N/A     98% 3     98% 3     98% 3    Post graduate education facilities,
                                                                                    travel agency, and customer
                                                                                    credit call center.

Troika Building, Tucson              N/A       N/A    100% 1    100% 1    100% 1    Architectural services

Phoenix Airport Center #1,
    Phoenix                          N/A       N/A    100% 5    100% 5    100% 3    Electronics, computer sales, banking
                                                                                    services, and security services sales
                                                                                    office.

Cabrillo Executive Center,
    Phoenix                          N/A       N/A       N/A     97% 2    100% 2    Medical insurance company and software
                                                                                    developer.

Mountain Pointe Office Park,
     Phoenix                         N/A       N/A       N/A       N/A      0% 0    N/A

1355 S. Clearview Avenue,
     Mesa                            N/A       N/A       N/A       N/A    100% 1    Debt collection services.

Greater Seattle Area
Kenyon Center, Bellevue              N/A    100% 1    100% 1    100% 1    100% 1    Manufacturer of aircraft.

Orillia Office Park, Renton          N/A       N/A    100% 1    100% 1    100% 1    Manufacturer of aircraft.

Adobe Systems Bldg. 1, Seattle       N/A       N/A       N/A    100% 1    100% 1    Computer software design and engineering.

Adobe Systems Bldg. II, Seattle      N/A       N/A       N/A     77% 1    100% 2    Computer software design and engineering,
                                                                                    non-profit acupuncture and alternative
                                                                                    medicine school and clinic.

Highlands Phase I, Bothell           N/A       N/A       N/A       N/A     38% 1    Cellular phone service and sales via the
                                                                                    internet.

The Federal Way Building,
     Federal Way                     N/A       N/A       N/A       N/A    100% 3    Property/casualty insurance company,
                                                                                    electronic equipment manufacturer, and
                                                                                    oil company.

Federal Way Building II,
     Federal Way                     N/A       N/A       N/A       N/A    100% 4    Equipment leasing, commercial real estate
                                                                                    developer, and full service insurance
                                                                                    company.

Texas
9737 Great Hills Trail, Austin       N/A       N/A    100% 1    100% 1    100% 1    Home mortgage business.

Nevada
U. S. Bank Centre, Reno              N/A       N/A     94% 1     99% 1    100% 2    Insurance services and mining.

Lease Expirations - Real Estate Portfolio

The following table presents lease expirations for each of the ten
years beginning January 1, 2000.  The table presents:   (i) the number
of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the annualized base rent (the "Annualized Base Rent") represented by such expiring leases and (iv) the percentage of total Annualized Base Rent for expiring leases.





                  Number of                                   Percentage
                    Leases      Rentable    Annualized    of Annualized Base
 Year              Expiring   Square Feet    Base Rent           Rent

 2000                161       1,233,792    12,700,872           16.3%
 2001                122       1,046,520    10,862,342           13.9
 2002                120         973,187     9,616,715           12.3
 2003                 71         941,686    10,912,326           14.0
 2004                 65       1,273,438    12,673,311           16.3
 2005                 15         638,473     9,852,127           12.6
 2006                  7         278,645     3,178,135            4.1
 2007                  6         421,219     2,464,003            3.2
 2008                  2          12,720       242,724             .3
 2009 and thereafter   6         436,286     5,450,952            7.0

 Total               575       7,255,966    77,953,507          100.0%







Principal Provisions of Leases

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area ("GLA") of each of the Company's Properties and the realty tax rate for each Property for 1999.

                                    Annual      # of                    Square       Contract
                                  Property      Leases      Project    Feet of         Rent
                                   Taxes/     with 10% or   Square       Each      ($/Sq/Yr) At      Lease      Renewal
Property                            Rate      More of GLA    Feet       Tenant     End of Year     Expiration   Options

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa       $16,465          1        21,840      21,840        $7.80          Feb. 02    1-3 yr.
    Diablo Ind. Park, Concord     $1.01/100

Building #8 at Contra Costa       $23,534          1        31,800      31,800        $6.72          Dec. 00    2-5 yr.
    Diablo Ind. Park, Concord     $1.01/100

Building #18 at Mason             $17,313          2        28,836       7,225        $7.20          May 00     None
     Industrial Park, Concord     $1.01/100                              4,825        $7.49          Feb. 01    None

Milpitas Town Center,             $69,454          4       102,620      23,924       $17.40          Apr. 02    1-5 yr.
    Milpitas                      $1.09/100                             24,426       $11.28          Apr. 02    1-2 yr.
                                                                        30,840       $13.80          Jul. 03    1-5 yr.
                                                                        23,430        $8.12          Jan. 05    None

598 Gibraltar Drive,              $46,270          1        45,090      45,090       $10.44          Apr. 01    1-5 yr.
    Milpitas                      $1.10/100

350 East Plumeria Drive,          $139,546         1       142,700     142,700       $15.75          Apr. 05    1-5 yr.
    San Jose                      $1.05/100

Auburn Court, Fremont             $48,563          3        68,030      16,095       $14.35          Jul. 01    1-5 yr.
                                  $1.04/100                             12,060       $13.20          Apr. 03    None
                                                                        12,060        $7.20          Jul. 00    None

47650 Westinghouse Drive,         $15,848          1        24,030      24,030       $10.20          Sep. 04    None
     Fremont                      $1.04/100

410 Allerton,                     $25,821          1        46,050      46,050        $7.20          Apr. 01    None
    South San Francisco           $1.03/100

400 Grandview,                    $86,654          4       107,004      21,841        $7.80          Dec. 03    None
    South San Francisco           $1.03/100                             43,642        $8.06          Jul. 02    1-5 yr.
                                                                        18,789        $8.64          May 04     1-5 yr.
                                                                        18,864        $6.60          Jan. 03    None

342 Allerton,                     $53,537          4        69,312      19,751        $7.20          Mar. 00    None
    South San Francisco           $1.03/100                              9,720        $9.09          Mar. 02    None
                                                                        30,953       $10.20          Jun. 04    None
                                                                         8,888        $9.73          Aug. 02    None

301 East Grand,                   $33,328          2        57,846      26,240        $8.11          Jun. 03    None
    South San Francisco           $1.03/100                             17,206        $5.04          Dec. 03    None

Fourier Avenue, Fremont           $106,368         1       104,400     104,400        $8.99          Apr. 04    None
                                  $1.04/100

Lundy Avenue, San Jose            $57,815          2        60,428      49,342       $14.40          Apr. 06    1-5 yr.
                                  $1.08/100                             11,086       $14.40          Jul. 04    1-5 yr.

115 Mason Circle, Concord         $18,806          5        35,000       5,833        $5.47          Jan. 00    None
                                  $1.01/100                              5,832        $6.84          Jul. 01    None
                                                                         8,154        $7.44          Aug. 02    None
                                                                         7,296        $6.60          Nov. 02    1-3 yr.
                                                                         7,885        $7.20          Apr. 00    None

47600 Westinghouse Drive,         $16,989          1        24,030      24,030       $10.92          Oct. 03    1-3 yr.
     Fremont                      $1.04/100

860-870 Napa Valley Corporate     $84,339          2        67,775      13,111       $10.53          Dec. 00    1-5 yr.
    Way, Napa                     $1.03/100                              7,558       $10.58          Sep. 01    None

47633 Westinghouse Drive,         $53,558          1        50,088      50,088       $12.06          Oct. 03    1-3 yr.
     Fremont                      $1.04/100

47513 Westinghouse Drive,         $122,919         2        65,385      35,132       $15.36          Feb. 05    1-5 yr.
     Fremont                      $1.04/100                             30,253       $14.40          Feb. 04    1-5 yr.

Bordeaux Centre, Napa             $123,903         4       150,000      22,075        $7.62          Nov. 07    2-5 yr.
                                  $1.03/100                             16,076        $7.43          Nov. 07    1-5 yr.
                                                                        51,790        $5.76          Jan. 04    1-5 yr.
                                                                        18,434        $6.04          Dec. 04    1-5 yr.

O'Toole Business Park,            $111,306         0       122,320      N/A           N/A            N/A        N/A
    San Jose                      $1.09/100

6500 Kaiser Drive, Fremont        $179,066         1        78,611      78,611        $9.60          Sep. 04    2-5 yr.
                                  $1.04/100

Bedford Fremont Business Center,
    Fremont                       $236,399         1       146,509      71,532       $15.24          Jul. 03    1-3 yr.
                                  $1.04/100

Spinnaker Court, Fremont          $167,552         2        98,500      69,230        $8.10          Mar. 00    None
                                  $1.07/100                             29,270        $8.59          Mar. 00    None

2277 Pine View Way,               $102,816         1       120,480     120,480        $7.25          Mar. 07    2-5 yr.
    Petaluma                      $1.00/100

The Mondavi Building, Napa        $99,417          1       120,157     120,157        $5.17          Sep. 12    1-5 yr.
                                  $1.03/100

Monterey Commerce                 $22,876          1        28,020      28,020       $15.12          Dec. 00    1-3 yr.
    Center 2, Monterey            $1.00/100

Monterey Commerce                 $22,574          3        24,240       3,817       $14.28          Jul. 01    1-5 yr.
    Center 3, Monterey            $1.00/100                              3,050       $12.96          Nov. 00    2-3 yr.
                                                                        17,373       $15.96          Oct. 00    None

Parkpoint Business Center,        $74,179          3        67,869       8,767       $15.00          Oct. 02    1-5 yr.
    Santa Rosa                    $1.00/100                              7,894       $14.74          Oct. 01    1-5 yr.
                                                                        17,505       $15.00          Mar. 03    1-5 yr.

2180 McDowell, Petaluma           $42,721          1        43,083      35,014       $11.20          Feb. 00    None
                                  $1.00/100

2190 S. McDowell, Petaluma        $32,439          2        32,719      17,131        $8.84          Mar. 04    1-5 yr.
                                  $1.00/100                             15,588        $7.90          Apr. 06    2-5 yr.

Southern California
Dupont Industrial Center,         $205,774         1       451,192     183,244        $2.88          Jan. 07    2-5 yr.
    Ontario                       $1.04/100

3002 Dow Business Center,         $189,691         0       192,125         N/A        N/A            N/A        N/A
    Tustin                        $1.01/100

Carroll Tech I,                   $17,185          1        21,936      21,936        $9.11          Nov. 05    2-3 yr.
    San Diego                     $1.11/100

Vista 1, Vista                    $20,575          0        42,508         N/A        N/A            N/A        N/A
                                  $1.04/100

Vista 2, Vista                    $42,050          1        47,550      47,550        $7.15          Sep. 01    2-5 yr.
                                  $1.04/100

Signal Systems Building,          $99,254          1       109,780     109,780       $10.42          Aug. 06    2-5 yr.
    San Diego                     $1.02/100

Carroll Tech II,                  $35,581          1        37,586      37,586       $13.79          Dec. 01    None
    San Diego                     $1.11/100

2230 Oak Ridge Way,               $32,845          1        44,063      44,063        $6.63          Aug. 04    2-5 yr.
    Vista                         $1.01/100

5502 Oberlin Drive,               $25,531          1        20,771      20,771        $9.96          Mar. 03    1-5 yr.
    San Diego                     $1.11/100

6960 Flanders Drive,              $38,442          1        33,144      33,144        $9.98          May 03     1-5 yr.
    San Diego                     $1.11/100

Canyon Vista Center,              $61,727          3        63,746      17,591        $7.44          Dec. 04    1-5 yr.
    San Diego                     $1.11/100                             18,643        $8.14          Mar. 00    None
                                                                        27,512       $10.25          May 02     1-5 yr.

6325 Lusk Blvd.,                  $46,691          2        49,942      31,849       $15.48          Nov. 03    None
    San Diego                     $1.11/100                             18,093        $7.20          Jun. 01    None

Greater Kansas City Area
Ninety Ninth Street #3,           $59,583          2        50,000      13,000        $7.35          Dec. 03    1-5 yr.
    Lenexa                        $9.89/100                             31,250        $5.38          May 03     None

Lackman Business Center,          $57,934          2        45,956       5,510       $13.52          Feb. 01    1-3 yr.
    Lenexa                        $9.89/100                              5,320        $8.50          Jun. 01    None

Ninety-Ninth Street #1,           $51,301          3        35,516      19,019        $8.33          Sep. 00    None
    Lenexa                        $9.89/100                              8,902        $8.42          Mar. 04    1-5 yr.
                                                                         4,403        $8.25          Mar. 02    None

Ninety-Ninth Street #2,           $23,232          1        12,974      12,974        $8.66          Oct. 04    None
    Lenexa                        $9.89/100

Ninety Ninth Street #4,           $92,573          3        68,831      19,540        $5.75          Feb. 01    None
    Lenexa                        $9.89/100                             19,316        $5.85          Mar. 03    1-3 yr.
                                                                        14,751        $7.37          Oct. 02    1-5 yr.

Panorama Business Park,           $114,341         2       103,457      12,491        $5.95          Jul. 01    None
    Kansas City                   $9.24/100                             12,951        $5.15          Feb. 01    None

Panorama III, Kansas City         $57,321          4        46,860      12,122        $8.00          May 02     1-5 yr.
                                  $9.24/100                              6,569        $7.99          May 00     1-5 yr.
                                                                         5,864        $6.10          Mar. 02    None
                                                                         6,312       $11.20          Dec. 02    2-5 yr.

Colorado
Bryant Street Quad, Denver        $84,932          3       155,536      17,440        $4.50          Apr. 02    None
                                  $6.73/100                             20,726        $3.30          Feb. 01    1-5 yr.
                                                                        16,055        $4.11          Feb. 02    1-3 yr.

Bryant Street Annex, Denver       $34,547          2        55,000      42,148        $4.25          Nov. 00    3-1 yr.
                                  $6.73/100                             12,852        $3.90          Mar. 00    None

Greater Portland Area
Twin Oaks Technology Center,      $66,767          3        95,519      11,460        $5.93          Nov. 01    None
    Beaverton                     $1.44/100                             10,069        $5.96          M-T-M      None
                                                                         9,732       $10.56          Feb. 03    None

Twin Oaks Business Center,        $42,141          3        66,339       7,633       $10.20          Nov. 02    None
    Beaverton                     $1.44/100                              6,702        $9.00          Feb. 00    None
                                                                        11,475        $9.00          Oct. 00    1-3 yr.

Arizona
Westech Business Center, Phoenix  $127,276         0       143,940      N/A          N/A             N/A        N/A
                                  $13.64/100

Westech II, Phoenix               $110,764         3        80,878      14,615        $8.52          Oct. 04    None
                                  $13.64/100                            11,819        $8.97          Nov. 02    1-2 yr.
                                                                        11,739        $7.80          Nov. 02    1-2 yr.

2601 W. Broadway, Tempe           $62,311          1        44,244      44,244        $7.14          Jan. 07    2-5 yr.
                                  $13.21/100

Phoenix Airport Center #2,        $60,614          1        35,768      35,768        $7.80          Aug. 01    2-5 yr.
    Phoenix                       $13.64/100

Phoenix Airport Center #3,        $56,060          1        55,122      55,122        $7.02          Jul. 01    2-5 yr.
    Phoenix                       $13.64/100

Phoenix Airport Center #4,        $33,134          1        30,504      30,504        $7.80          Jun. 00    2-5 yr.
    Phoenix                       $13.64/100

Phoenix Airport Center #5,        $92,049          1        60,000      60,000        $8.68          Sep. 02    1-5 yr.
    Phoenix                       $13.64/100

Butterfield Business Center,      $94,937          3        95,746      50,000        $6.30          Aug. 04    2-5 yr.
    Tucson                        $16.38/100                            14,982        $2.86          Aug. 04    1-5 yr.
                                                                        22,002        $8.85          Jun. 01    None

Butterfield Tech Center II,       $13,711          2        33,082       7,383        $7.31          Mar. 06    2-5 yr.
    Tucson                        $12.61/100                            11,064        $6.24          Sep. 02    1-2 yr.

Greystone Business Park,          $15,024          1        60,738       6,520       $10.56          Nov. 04    2-3 yr.
    Tempe                         $13.09/100

Cimarron Business Park,           $113,317         2        94,800      13,800       $10.31          Mar. 04    None
    Scottsdale                    $12.10/100                             9,510        $9.00          Sep. 00    1-4 yr.

Expressway Corporate Center,      $87,678          2        79,331      40,528       $8.40           Mar. 03    None
    Tempe                         $13.21/100                            18,825       $9.27           Aug. 06    None

The Adams Brothers Building,      $32,784          1        71,345      71,345       $4.56           Jan. 04    2-5 yr.
    Phoenix                       $18.83/100

Bedford Realty Partners, L.P.,    $176,648         2       101,835      13,245       $7.30           Dec. 01    None
    Phoenix                       $18.83/100                            30,409       $7.08           Jun. 05    None

Texas
Ferrell Drive,                    $56,795          4        68,580      11,430       $4.50           Jan. 00    None
    Farmers Branch                $1.61/100                             11,430       $4.20           Feb.00     None
                                                                        11,430       $4.50           Jul. 01    1-5 yr.
                                                                        11,430       $4.75           Apr. 02    None

Austin Braker 2,                  $42,913          3        27,322      16,522       $9.00           Jan. 03    1-3 yr.
    Austin                        $2.60/100                              5,400       $7.92           Jan. 04    None
                                                                         5,400       $9.00           Feb. 03    None

Austin Rutland 10,                $69,857          5        54,000       7,200       $6.96           Nov. 01    None
    Austin                        $2.60/100                              7,200       $6.84           May 00     None
                                                                         7,200       $5.64           Sep. 02    None
                                                                         7,200       $8.40           Aug. 00    None
                                                                        14,400       $5.40           Dec. 02    1-3 yr.

Austin Southpark A, B, and C,     $118,834         3        78,276      13,550       $8.52           Apr. 01    2-3 yr.
    Austin                        $2.60/100                             11,957       $7.56           Feb. 00    None
                                                                         8,100       $8.64           May 03     1-5 yr.

SUBURBAN OFFICE PROPERTIES
Northern California
Village Green, Lafayette          $26,300          2        16,795       3,240      $23.40           Jun. 00    None
                                  $1.11/100                             11,062      $24.12           Mar. 05    None

100 View Street,                  $52,856          4        42,141       5,490      $21.48           Jul. 01    1-5 yr.
    Mountain View                 $1.08/100                             12,112      $33.00           Sep. 04    1-5 yr.
                                                                         5,070      $40.20           Apr. 04    None
                                                                         7,453      $33.00           May 04     None

Canyon Park,                      $63,964          2        57,667      48,265      $15.68           Feb. 00    None
    San Ramon                     $1.07/100                              9,402      $20.32           Jan. 03    None

Crow Canyon Centre,               $10,156          1        39,108      19,615      $25.20           Oct. 06    2-5 yr.
    San Ramon                     $1.06/100

Monterey Commerce Center 1,       $61,873          3        50,031       5,809      $19.80           Aug. 02    1-3 yr.
    Monterey                      $1.00/100                              7,000      $18.96           Mar. 03    1-5 yr.
                                                                        19,478      $19.80           Jul. 03    1-5 yr.

3880 Cypress Dr.,                 $65,639          1        35,100      35,100      $13.08           May 07     1-5 yr.
    Santa Rosa                    $1.00/100

Southern California
Laguna Hills Square, Laguna       $64,962          4        51,734       8,474      $33.60           Jun. 02    1-5 yr.
                                  $1.05/100                              7,368      $25.24           Apr. 05    1-5 yr.
                                                                         6,391      $24.24           Sep. 00    1-5 yr.
                                                                         9,229      $19.80           Jun. 02    2-3 yr.

Carroll Tech III, San Diego       $23,473          1        29,307      29,307       $9.60           Sep. 04    1-5 yr.
                                  $1.11/100

Scripps Wateridge, San Diego      $194,312         2       123,853      49,295      $12.85           Jul. 06    1-5 yr.
                                  $1.11/100                             74,558      $13.37           Aug. 05    2-3 yr.

Carroll Tech IV, San Diego        $50,963          1        43,415      43,415      $15.00           Dec. 02    1-5 yr.
                                  $1.11/100

Greater Kansas City Area
6600 College Blvd.,               $187,186         1        79,316      62,441      $11.80           M-T-M      None
    Overland Park                 $10.81/100

Didde Building,                   $54,270          3        20,168      10,962      $19.50           Jan. 08    1-5 yr.
    Overland Park                 $10.81/100                             3,667      $16.60           Jan. 02    None
                                                                         2,132      $17.50           Mar. 01    None

Colorado
Oracle Building, Denver           $349,086         2        90,712      10,043      $18.00           Aug. 11    4-5 yr.
                                  $10.75/100                            77,090      $24.00           Sep. 03    None

Texaco Building, Denver           $570,576         1       237,055     237,055      $18.05           Jan. 05    2-5 yr.
                                  $8.67/100

Arizona
Executive Center at Southbank,    $258,438         4       140,157      38,106       $9.74           Apr. 02    1-5 yr.
    Phoenix                       $18.83/100                            17,910       $8.44           Sep. 03    2-5 yr.
                                                                        30,518      $10.00           Jun. 01    2-5 yr.
                                                                        21,626      $10.00           Jul. 02    2-5 yr.

Troika Building, Tucson           $120,424         1        52,000      52,000      $10.00           Oct. 01    None
                                  $17.40/100

Phoenix Airport Center #1,        $47,414          5        32,460      11,990      $10.95           Aug. 00    1-5 yr.
    Phoenix                       $13.64/100                             4,527      $15.00           Mar. 01    1-5 yr.
                                                                         4,449      $19.05           Dec. 02    None
                                                                         4,041      $18.33           Jul. 01    None
                                                                         4,502      $12.50           Aug. 00    1-5 yr.

Cabrillo Executive Center,        $119,103         2        60,321      12,400      $17.75           Aug. 01    1-5 yr.
    Phoenix                       $13.72/100                            18,267      $17.50           M-T-M      1-5 yr.

Mountain Pointe Office Park,      $5,761           0        54,584      N/A         N/A              N/A        N/A
    Phoenix                       $13.51/100

1355 S. Clearview Avenue,         $52,625          1        57,193      57,193      $12.72           Apr. 05    2-5 yr.
    Mesa                          $11.00/100

Greater Seattle Area
Kenyon Center, Bellevue           $137,074         1        94,840      94,840      $11.61           Dec. 99    None
                                  $1.11/100

Orillia Office Park, Renton       $373,060         1       334,255     334,255       $9.35           Feb. 04    None
                                  $1.34/100

Adobe Systems Bldg. 1,            $298,957         1       161,117     161,117      $15.53           Jul. 10    2-5 yr.
    Seattle                       $1.25/100

Adobe Systems Bldg. 2,            $243,742         2       136,111      93,211      $15.53           Jul. 10    2-5 yr.
    Seattle                       $1.25/100                             19,867      $19.75           May 03     None

Highlands Phase I,                $19,314          1       192,256      38,213      $11.38           Aug. 04    1-5 yr.
    Bothell                       $1.34/100

The Federal Way Building,         $3,293           3        65,000      32,871      $11.11           Apr. 06    2-3 yr.
    Federal Way                   $1.38/100                              7,107      $14.40           Sep. 04    1-5 yr.
                                                                        19,313      $14.16           Oct. 04    1-5 yr.

Federal Way II,                   $4,683           4       115,032      30,000      $13.44           Aug. 09    2-5 yr.
    Federal Way                   $1.38/100                             20,000      $13.44           Aug. 09    None
                                                                        22,856      $14.40           Sep. 02    None
                                                                        42,176      $14.99           Dec. 99    None

Texas
9737 Great Hills Trail, Austin    $273,084         1        82,680      82,680      $18.00           Dec. 01    1-5 yr.
                                  $2.60/100

Nevada
U.S. Bank Centre, Reno            $137,716         2       104,324      35,361      $17.40           Apr. 00    1-5 yr.
                                  $3.45/100                             13,064      $20.76           Jun. 04    None

Average Base Rent

The following table sets forth for each of the Properties the average rent at the end of each year for the last five years.

         Average Base Rent ($/Sq Ft/Yr) At End of Year

                                        1995   1996    1997    1998   1999
INDUSTRIAL PROPERTIES:
Northern California
Building #3 at Contra Costa Diablo     $4.95   $6.64   $6.84   $6.84  $7.80
Building #8 at Contra Costa Diablo     $6.00   $6.00   $6.00   $6.00  $6.72
Building #18 at Mason Industrial Park  $6.63   $6.78   $6.88   $6.93  $7.22
Milpitas Town Center                   $7.35   $8.03   $8.90  $10.69 $12.74
598 Gibraltar Drive                      N/A   $9.48   $9.48  $10.44 $10.44
350 East Plumeria Drive                $7.80   $7.80   $8.40  $15.00 $15.75
Auburn Court                           $6.54   $6.78   $7.80  $10.62 $11.25
47650 Westinghouse Drive               $5.52   $5.52   $9.00   $9.60 $10.20
410 Allerton                           $5.16   $5.16   $5.16   $6.60  $7.20
400 Grandview                          $7.49   $7.53   $7.03   $7.50  $7.95
342 Allerton                           $6.88   $7.18   $7.57   $7.73  $9.13
301 East Grand                         $5.92   $5.57   $5.58   $6.30  $6.90
Fourier Avenue                           N/A   $8.99   $8.99   $8.99  $8.99
Lundy Avenue                             N/A   $7.09   $7.09   $7.36 $14.40
115 Mason Circle                         N/A   $6.05   $6.22  $.6.59  $6.78
47600 Westinghouse Drive                 N/A   $5.94  $10.20  $10.56 $10.92
860-870 Napa Valley Corporate            N/A   $9.44   $8.86   $9.48  $9.90
47633 Westinghouse Drive                 N/A  $11.37  $11.60  $11.83 $12.06
47513 Westinghouse Drive                 N/A     N/A     N/A  $14.32 $14.92
Bordeaux Centre                          N/A     N/A     N/A   $7.33  $6.57
O'Toole Business Center                  N/A   $8.75  $10.31  $13.81 $14.38
6500 Kaiser Drive                        N/A     N/A   $9.00   $9.60  $9.60
Bedford Fremont Business Center          N/A     N/A  $11.93  $14.63 $16.39
Spinnaker Court                          N/A     N/A   $8.01   $8.25  $8.25
2277 Pine View Way                       N/A     N/A   $6.91   $6.91  $7.25
The Mondavi Building                     N/A     N/A   $4.92   $4.92  $5.17
Monterey Commerce Center 2               N/A     N/A  $14.16  $14.64 $15.12
Monterey Commerce Center 3               N/A     N/A  $14.70  $15.22 $15.32
Parkpoint Business Center                N/A     N/A     N/A  $15.19 $15.68
2180 McDowell                            N/A     N/A     N/A   $8.37 $11.20
2190 McDowell                            N/A     N/A     N/A   $8.19  $8.39

Southern California
Dupont Industrial Center               $3.17   $3.53   $3.40   $3.44  $3.67
3002 Dow Business Center               $8.88   $8.55   $8.32   $8.86  $9.52
Carroll Tech I                           N/A  $10.35  $11.93   $3.17  $9.11
Vista 1                                  N/A   $5.16   $0.00** $0.00  $0.00

** Bankruptcy
         Average Base Rent ($/Sq Ft/Yr) At End of Year

                                       1995    1996    1997    1998   1999
INDUSTRIAL PROPERTIES (continued):
Southern California (continued)
Vista 2                                  N/A   $6.36   $6.61   $6.88  $7.15
Signal Systems Building                  N/A   $7.80   $8.11  $10.20 $10.42
Carroll Tech II                          N/A     N/A  $11.52  $12.00 $13.79
2230 Oak Ridge Way                       N/A     N/A     N/A   $6.49  $6.63
5502 Oberlin Drive                       N/A     N/A     N/A   $9.96  $9.96
6960 Flanders Drive                      N/A     N/A     N/A   $9.60  $9.98
Canyon Vista Center                      N/A     N/A     N/A     N/A  $8.86
6325 Lusk Blvd.                          N/A     N/A     N/A     N/A $12.48

Greater Kansas City Area
Ninety-Ninth Street #3                 $5.86   $5.30   $6.08   $6.14  $6.14
Lackman Business Center                $8.36   $8.59   $8.77   $9.36  $9.85
Ninety-Ninth Street #1                 $7.96   $8.32   $7.72   $7.89  $8.31
Ninety-Ninth Street #2                 $7.56   $8.62   $8.62   $8.62  $8.66
Ninety-Ninth Street #4                   N/A     N/A     N/A   $6.16  $6.23
Panorama Business Park                   N/A   $6.54   $6.70   $6.87  $7.01
Panorama III                             N/A     N/A     N/A     N/A  $8.83

Colorado
Bryant Street Quad                     $3.09   $3.39   $3.82   $3.96  $4.13
Bryant Street Annex                    $4.02   $3.93   $4.09   $4.17  $4.17

Greater Portland Area, Oregon
Twin Oaks Technology Center            $7.27   $7.32   $7.67   $7.78  $8.44
Twin Oaks Business Center              $7.75   $8.35   $8.86   $8.87  $7.83

Arizona
Westech Business Center                  N/A   $8.85   $9.44   $9.99  $9.97
Westech II                               N/A     N/A     N/A   $8.86  $8.87
2601 W. Broadway                         N/A     N/A   $7.14   $7.14  $7.14
Phoenix Airport Center #2                N/A     N/A   $7.20   $7.20  $7.80
Phoenix Airport Center #3                N/A     N/A   $6.36   $6.36  $7.02
Phoenix Airport Center #4                N/A     N/A   $7.20   $7.80  $7.80
Phoenix Airport Center #5                N/A     N/A   $7.21   $8.68  $8.68
Butterfield Business Center              N/A     N/A   $7.08   $7.11  $6.38
Butterfield Tech Center II               N/A     N/A     N/A     N/A  $6.67
Greystone Business Park                  N/A     N/A     N/A     N/A $10.56
Cimarron Business Park                   N/A     N/A     N/A   $8.94 $10.09
Expressway Corporate Center              N/A     N/A     N/A   $8.21  $8.78
The Adams Brothers Building              N/A     N/A     N/A     N/A  $4.56
Bedford Realty Partners, L.P.            N/A     N/A     N/A     N/A  $7.21

Texas
Ferrell Drive                            N/A     N/A   $4.55   $4.62  $4.70
Austin Braker 2                          N/A     N/A     N/A   $8.79  $8.79
Austin Rutland 10                        N/A     N/A     N/A   $6.54  $6.77
Austin Southpark A, B and C              N/A     N/A     N/A   $8.38  $8.48

         Average Base Rent ($/Sq Ft/Yr) At End of Year

                                        1995    1996    1997   1998   1999

SUBURBAN OFFICE PROPERTIES:
Northern California
Village Green                         $18.23  $19.99  $23.24  $23.70 $24.45
100 View Street                          N/A  $18.82  $20.10  $21.72 $32.16
Canyon Park                              N/A     N/A  $15.92  $16.44 $16.44
Crow Canyon Centre                       N/A     N/A     N/A     N/A $25.20
Monterey Commerce Center 1               N/A     N/A  $20.12  $19.78 $19.69
3880 Cypress Drive                       N/A     N/A     N/A  $13.08 $13.08

Southern California
Laguna Hills Square                      N/A  $25.38  $23.90  $24.79 $25.17
Carroll Tech III                         N/A     N/A   $8.52   $8.52  $9.60
Scripps Wateridge                        N/A     N/A  $11.41  $12.53 $13.16
Carroll Tech IV                          N/A     N/A     N/A     N/A $15.00

Greater Kansas City Area
6600 College Boulevard                $12.01  $11.99  $12.28  $12.35 $12.32
Didde Building                           N/A     N/A     N/A  $18.25 $18.61

Colorado
Oracle Building                          N/A     N/A  $23.37  $23.34 $23.34
Texaco Building                          N/A     N/A     N/A  $18.05 $18.05

Arizona
Executive Center at Southbank            N/A     N/A   $9.23   $9.46  $9.64
Troika Building                          N/A     N/A   $9.00  $10.00 $10.00
Phoenix Airport Center #1                N/A     N/A  $13.81  $13.69 $13.97
Cabrillo Executive Center                N/A     N/A     N/A  $16.64 $17.03
Mountain Pointe Office Park              N/A     N/A     N/A     N/A    N/A
1355 S. Clearview Avenue                 N/A     N/A     N/A     N/A $12.72

Greater Seattle Area
Kenyon Center                            N/A  $11.61  $11.61  $11.61 $11.61
Orillia Office Park                      N/A     N/A   $9.35   $9.35  $9.35
Adobe Systems Bldg. 1                    N/A     N/A     N/A  $15.53 $15.53
Adobe Systems Bldg. 2                    N/A     N/A     N/A  $22.04 $16.71
Highlands Phase I                        N/A     N/A     N/A     N/A $12.51
The Federal Way Building                 N/A     N/A     N/A     N/A $12.65
Federal Way II                           N/A     N/A     N/A     N/A $14.20

Texas
9737 Great Hills Trail                   N/A     N/A  $18.00  $18.00 $18.00

Nevada
U.S. Bank Centre                         N/A     N/A  $18.59  $18.76 $19.03


Tax Information

The following table sets forth tax information of the Company's real estate investments at December 31, 1999, as follows: (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation (in thousands):

                                                     Federal      Annual Rate of     Depreciation       Life
Depreciable assets                                  Tax Basis      Depreciation          Method       In Years

INDUSTRIAL PROPERTIES

Northern California                                 $  3,783           3.18%         Straight Line      31.5
                                                     107,229           2.56%         Straight Line      39.0
                                                     111,012

Southern California                                   63,123           2.56%         Straight Line      39.0

Greater Kansas City Area                               2,132           3.18%         Straight Line      31.5
                                                      13,020           2.56%         Straight Line      39.0
                                                      15,152

Colorado                                               3,283           2.56%         Straight Line      39.0

Greater Portland Area                                  8,831           2.56%         Straight Line      39.0

Arizona                                               42,287           2.56%         Straight Line      39.0

Texas                                                 11,122           2.56%         Straight Line      39.0

Total depreciable assets for industrial properties   254,810

SUBURBAN OFFICE PROPERTIES

Northern California                                   19,156           2.56%         Straight Line      39.0

Southern California                                   21,412           2.56%         Straight Line      39.0

Greater Kansas City Area                               5,452           2.56%         Straight Line      39.0

Colorado                                              45,619           2.56%         Straight Line      39.0

Arizona                                               34,791           2.56%         Straight Line      39.0

Greater Seattle Area                                 110,317           2.56%         Straight Line      39.0

Texas                                                  7,094           2.56%         Straight Line      39.0

Nevada                                                10,677           2.56%         Straight Line      39.0

Total depreciable assets for
  suburban office properties                         254,518

                                                    $509,328


For additional information on the Company's real estate portfolio, see
Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company trades on the New York Stock Exchange and the Pacific Exchange under the symbol "BED." As of December 31, 1999 the Company had 1,056 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share by the Company on the Common Stock for each quarterly period during 1998 and 1999.

                                                                 Dividend
                                     High         Low            Per Share

1998
   First Quarter                    $22        $19 3/16             $.30
   Second Quarter                   $20        $17 7/16             $.33
   Third Quarter                    $20 1/8    $15                  $.33
   Fourth Quarter                   $18 3/4    $15 3/4              $.36

1999
   First Quarter                    $17 3/16   $14 5/8              $.36
   Second Quarter                   $18 7/16   $14 1/2              $.39
   Third Quarter                    $18 1/4    $16 11/16            $.39
   Fourth Quarter                   $17 5/8    $15 11/16            $.42





ITEM 6.  SELECTED FINANCIAL DATA
Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

        (in thousands of dollars, except per share data)
                                      1999     1998     1997     1996    1995


Operating Data:
   Rental income                  $ 90,527  $ 73,451 $ 46,377 $ 27,541 $ 11,695
   Gain (loss) on sales of real
      estate investments             7,743      -      11,533      406     (642)
   Net income                       39,855    31,496   31,291   11,021    2,895
   Net income applicable
       to common stockholders       39,855    31,496   27,791    6,516    1,607

   Per common share -
   assuming dilution
       Income before
       extraordinary item         $   1.87  $   1.38 $   1.94 $   1.14 $   0.52

       Net income                 $   1.86  $   1.38 $   1.94 $   1.14 $   0.52

Balance Sheet Data:
   Real estate investments        $651,038  $581,458 $423,086 $224,501 $128,964
   Bank loan payable               137,156   147,443    8,216   46,097   43,250
   Mortgage loans payable          206,880    80,116   60,323   51,850     -

   Redeemable preferred shares        -         -        -      50,000   50,000
   Common and other
       stockholders' equity        300,180   347,589  346,426   73,756   32,435

Other Data:
   Net cash provided by
       operating activities       $ 45,540  $ 38,949 $ 25,041 $ 14,378 $  4,898
   Net cash used by
           investing activities     72,317   168,018  180,358   96,964   73,259
   Net cash provided by
           financing activities     27,075   128,994  155,350   82,887   64,655

   Funds From Operations(1)         45,554    42,312   25,582   13,645    5,021

   Dividends declared per share   $   1.56  $   1.32 $   1.13 $   1.00 $   0.82

   (1) Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by NAREIT as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, sales of property, and non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Beginning in the first quarter of 2000, non-recurring items other than extraordinary items as defined by generally accepted accounting principles will no longer be excluded in the calculation of Funds From Operations. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, Funds From Operations as disclosed by other REITs may not be comparable to the Company's presentation.

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

Increases in revenues, expenses, net income and cash flows in the years compared below were due primarily to the acquisition, development and sale of operating properties as follows:

                        1999                  1998                1997
                 Number of   Square    Number of  Square   Number of  Square
                 Properties  Feet      Properties Feet     Properties Feet
Acquisitions
     Industrial       5      334,000        10    531,000      13     1,091,000
     Office           4      280,000         6    650,000      13     1,199,000
                      9      614,000        16  1,181,000      26     2,290,000
Development
     Industrial       5      380,000         -       -          4       365,000
Sales
     Industrial       3      448,000         -       -          -         -
     Office           1      114,000         -       -          2      213,000
     Retail           -         -            -       -          1       84,000
                      4      562,000         -       -          3      297,000

Comparison of 1999 to 1998

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $8,947,000 or 19% in 1999 compared with 1998. This is due to an increase in rental income of $17,076,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $8,129,000.

The increase in rental income and expenses is primarily attributable to properties acquired and, to a lesser extent, properties developed during 1999 and 1998. These activities increased rental income and rental expenses in 1999 by $14,787,000 and $7,646,000, respectively, as compared to 1998. These increases were partially offset by the sale of one office property and three industrial properties in 1999, which resulted in a reduction in rental income and rental expenses of $1,505,000 and $729,000, respectively, as compared to 1998. The remaining increase in rental income of $3,794,000 and rental expenses of $1,212,000, is due primarily to increased occupancy in 1999 as compared to 1998, as well as an overall increase in rental rates.

Expenses
Interest expense, which includes amortization of loan fees, increased $7,806,000 or 70% in 1999 compared with 1998. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1998 and 1999 and the repurchase of shares since November 1998. The amortization of loan fees was $1,495,000 and $1,013,000 for 1999 and 1998, respectively. General and administrative expense increased $175,000 or 5% from $3,386,000 in 1998 to $3,561,000 in 1999. The 1998 general and administrative expenses included costs of $434,000 related to the Company exploring strategic alternatives including selling its portfolio of properties. Such discussions were terminated in the fourth quarter of 1998. Excluding these costs, general and administrative expenses increased 21% in 1999 compared with 1998, primarily the result of increased personnel costs.

Gain on Sale
In March 1999, the Company sold 417 Eccles in South San Francisco, California, for a net sales price of $1,789,000, which resulted in a gain of approximately $540,000. In June 1999, the Company sold Woodlands Tower II in Salt Lake City, Utah, for a net sales price of $13,122,000, which resulted in a gain of approximately $6,998,000. In June 1999, the Company also sold Oak Ridge Land in Vista, California, for a net sales price of $423,000, which resulted in a gain of approximately $45,000.
In August 1999, the Company sold 331 Doherty Avenue in Modesto, California for a net sales price of $4,012,000, which resulted in a gain of approximately $218,000. In December 1999, the Company sold Continental Can in Lenexa, Kansas, for a net sales price of $4,895,000, which resulted in a loss of approximately $58,000. The sales of Woodlands Tower II and 331 Doherty Avenue were completed as part of a tax-deferred exchange, under Section 1031 of the Internal Revenue Code, in which the Company acquired four properties.

Dividends
The 1999 quarterly dividend declared for each share of common stock was $0.36 for the first quarter, $0.39 for the second and third quarters, and $0.42 for the fourth quarter. Consistent with the Company's policy, dividends are paid in the quarter after the quarter in which they are declared.

Comparison of 1998 to 1997

Income from Property Operations
Income from property operations increased $16,108,000 or 54% in 1998 compared with 1997. This is due to an increase in rental income of $27,074,000 offset by an increase in rental expenses of $10,966,000.

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

Expenses
Interest expense, which includes amortization of loan fees, increased $3,246,000 or 41% in 1998 compared with 1997. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1997 and 1998, and higher financing costs incurred in connection with its credit facility and mortgage loans. The amortization of loan fees was $1,013,000 and $816,000 for 1998 and 1997, respectively.
General and administrative expense increased $1,049,000 or 45% from $2,337,000 in 1997 to $3,386,000 in 1998. The 1998 general and administrative expenses included costs of $434,000 related to the Company exploring strategic alternatives including selling its portfolio of properties. Such discussions were terminated in the fourth quarter of 1998. Excluding these costs, general and administrative expenses increased 26% in 1998 compared with 1997, primarily the result of managing a larger real estate portfolio. The 1997 general and administrative expenses included $250,000 alternative minimum tax expense the Company incurred on the retention and reinvestment of gains on property sales.


Gain on Sale
In July 1997, the Company sold two of its Southern California office properties for a combined sales price of approximately $25,800,000, which resulted in a gain of $10,785,000. In October 1997, the Company sold Academy Place Shopping Center in Colorado Springs, Colorado for a sale price of approximately $7,500,000, which resulted in a gain of approximately $748,000. Net operating loss carryforwards were utilized to offset substantially all of the 1997 taxable income remaining after the deduction of dividends paid in 1997.

Dividends
The 1998 quarterly dividend declared for each share of common stock was $0.30 for the first quarter, $0.33 for the second and third quarters, and $0.36 for the fourth quarter. Consistent with the Company's policy, dividends are paid in the quarter after the quarter in which they are declared.

Financial Condition

Total assets of the Company at December 31, 1999 increased by $73,086,000 compared with December 31, 1998, primarily as a result of an increase in real estate investments of $79,752,000. Total liabilities at December 31, 1999 increased by $120,635,000 compared with December 31, 1998, primarily as a result of the increase in mortgage loan borrowings made in support of property acquisitions, development, and share repurchases.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35%. The interest rate of the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of December 31, 1999, the facility, which was all secured, had an outstanding balance of $137,156,000, and an effective interest rate of 7.52%. Approximately 52% ($75 million) of the loan was fixed at a six-month LIBOR rate which expires in June 2000.

In February 1999, the credit facility was restructured to include a $30 million bridge facility with the same interest rate as the $175 million facility. In May 1999, the Company obtained a total of $108 million of new first mortgage financing from Teachers Insurance and Annuity Association of America (TIAA). The proceeds from the mortgage loans were used to pay off and retire the $30 million bridge facility and pay down the outstanding balance on its $175 million line of credit. The $108 million TIAA financings consist of a $43.45 million 10-year loan, a $37.2 million 8-year loan, and a $27.35 million 6-year loan, all with interest at a fixed rate of 7.17%.

In November 1999, the Company obtained an additional $22.15 million mortgage loan from TIAA. The loan has a 7-year term with interest at a fixed rate of 7.95%. In December 1999, the Company obtained a $4.6 million mortgage loan from Union Bank. The loan has a 5-year term with interest at a variable rate of LIBOR plus 2.50%.

Proceeds from the mortgage loans were used to pay down the outstanding balance of the Company's $175 million line of credit. The Company was in compliance with the covenants and requirements of its various debt financings throughout 1999. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the twelve months ended December 31, 1999, the Company's operating activities provided cash flow of $45,540,000. Investing activities utilized cash of $96,558,000 for real estate acquisitions, offset by proceeds from real estate sales of $24,241,000. Financing activities provided net cash flow of $27,075,000 consisting of the proceeds from bank borrowings and mortgage loans of $276,180,000 and net proceeds from the exercise of stock options of $2,004,000, offset by repayment of bank borrowings and mortgage loans of $161,652,000, payment of dividends and distributions of $32,712,000, redemption of partnership units of $160,000, and the repurchase of 3,346,625 shares of common stock for $56,585,000.

The Company expects to fund the cost of acquisitions, capital expenditure costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), and (iii) the sale of certain real estate investments.

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

Interest Rate Fluctuations

At the present time, borrowings under the Company's credit facility and the $4.6 million mortgage loan from Union Bank bear interest at floating rates. The Company recognizes that its results from operations may be negatively impacted by future increases in interest rates and substantial additional borrowings to finance property acquisitions, development projects and share repurchases.

Lease Renewals

While the Company historically has been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 2000 and beyond may not be renewed, or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and twelve months ended December 31, 1999 was $11,014,000 and $45,554,000, respectively. During the same periods in 1998, FFO was $11,666,000 and $42,312,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO generally is defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, sales of property and non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
FFO was computed by the Company in accordance with this definition. Beginning in the first quarter of 2000, non-recurring items other than extraordinary items as defined by generally accepted accounting principles will no longer be excluded in the calculation of FFO. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.

                                        Three Months Ended  Twelve Months Ended
                                            December 31,        December 31,
                                        1999          1998  1999          1998

Funds From Operations (in thousands):

   Net income                           $ 6,962    $ 8,243  $39,855     $31,496

   Add:
        Depreciation and amortization     3,962      2,958   13,016      10,265
        Minority interest                    32         31      128         117
        Non-recurring portfolio
          disposition costs (1)            -           434     -            434
        Extraordinary item                 -          -         298        -
        Loss (gain) on sales                 58       -      (7,743)       -

   Funds From Operations                $11,014    $11,666  $45,554     $42,312


(1) In the second quarter of 1998, the Company engaged Lehman Brothers, Inc. as financial advisor to assist the Company in the exploration of strategic alternatives, which included the potential sale of the Company's operating portfolio. Due to changes in the real estate market, the Company abandoned its plan to sell its operating portfolio and expensed all related costs.

Year 2000 Compliance

The year 2000 issue related to the ability of computer systems and programs to recognize and process dates after the year 1999. The failure to distinguish between such dates could have had detrimental effects on business critical systems and could have caused disruptions in building services, such as security systems, HVAC/building automation, and energy management systems.

In the first quarter of 1998, the Company formed a Year 2000 project team which includes the Chief Operating Officer (COO), legal counsel, information systems (IS) consultants, and property managers. The COO and IS consultants conducted monthly meetings to review and monitor progress relating to the Year 2000 project. The Year 2000 project was divided into two distinct parts: (1) information systems and (2) embedded systems.

The information systems portion of the Year 2000 project pertained to the Company's internal computer systems, hardware and software and entailed the following actions: (1) compiling an inventory of all hardware and software used in the Company's information processing systems, including personal computers, servers, routers, hubs, switches, phone and voice equipment, operating systems, e-mail systems, accounting software, fixed asset software, office automation software, internet and other service providers, wide area and local area network carriers, and web host, (2) obtaining product certifications from vendors and manufacturers, stating that their products are Y2K compliant, (3) obtaining Y2K upgrades for software from web sites and identifying non-Y2K compliant personal computers, (4) legal review and recommendations by legal counsel, (5) determining alternative solutions, financial and personnel resources necessary, and costs to remediate any information systems or components thereof, which are not Y2K compliant, and (6) completing all system upgrades to achieve Y2K compliance.

The embedded systems portion of the Year 2000 project was related to building services, such as HVAC/building automation, electrical, lighting, emergency power, fire and safety, elevator, parking access, security, and energy management. This portion of the Year 2000 project entailed the following: (1) compiling an inventory of all physical systems on each property where the Company provides any of the aforementioned services, (2) obtaining product certifications from vendors and manufacturers, stating that their products are Y2K compliant,
(3) identifying testing procedures and cost of implementation of solutions, (4) performing selective system tests on a sample of the Company's portfolio based on the type of the property, tenant makeup, location, and size, (5) reviewing the results of these tests and identifying alternative solutions, resources, and costs to remediate any embedded system or component thereof, which were not Y2K compliant, (6) developing a review and certification process for newly acquired properties, (7) legal review and recommendations by the legal counsel, and (8) completing all embedded system upgrades to achieve Y2K compliance.

The Company had a "Y2K Weekend Watch" during which personnel were on duty to insure a staff presence for each building in the Company's real estate portfolio during the weekend of December 31, 1999. In addition, IS consultants were on duty to monitor the Company's information systems. Management is not aware of any significant Year 2000 issues affecting the Company, and believes that Year 2000 compliance will not have a material impact on the Company's financial statements. As of December 31, 1999, the Company had expensed approximately $81,000 on surveys and systems reviews.

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                                                                                            Fair
                              2000       2001        2002       2003      2004      Thereafter   Total      Value


Variable rate LIBOR debt    $   49     $137,214    $    63    $    69    $   75     $  4,286    $141,756    $141,756

Average interest rate        8.69%        7.52%      8.69%      8.69%     8.69%        8.69%       7.56%       7.56%


Fixed rate debt             $3,360     $  3,615    $26,353    $21,371    $3,459     $144,122    $202,280    $189,882

Average interest rate        7.34%        7.34%      7.48%      7.07%     7.37%        7.34%       7.33%       8.75%

As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedule Covered by Independent
Auditors' Report

Independent Auditors' Report                                        51
Consolidated Balance Sheets as of December 31, 1999 and 1998        52
For the Years Ended December 31, 1999, 1998 and 1997:
- Consolidated Statements of Income                                 53
- Consolidated Statements of Stockholders' Equity                   54
- Consolidated Statements of Cash Flows                             55
Notes to Consolidated Financial Statements                          56
Financial Statement Schedule:
- Schedule III - Real Estate and Accumulated Depreciation           71

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on May 18, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

A. 1.   Financial Statements

        Independent Auditors' Report.

        The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

        Consolidated Balance Sheets as of December 31, 1999 and 1998.

        Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

        Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997.

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

   10.22 Credit Agreement made as of February 26, 1999, by and between Bedford Property Investors Incorporated and Bank of America National Trust and Savings Association and the several financial institutions as may be party thereto from time to time is incorporated herein by reference to
             Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   10.23 Revolving Note made as of March 5, 1999, by and between Bedford Property Investors Incorporated and Bank of America National Trust and Savings Association is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   10.24 Revolving Note made as of March 5, 1999, by and between Bedford Property Investors Incorporated and Union Bank of California is incorporated herein by reference to Exhibit
             10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   10.25 Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

   10.26 Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

   10.27 Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

   10.28* Promissory Note made as of November 22, 1999, by and between Bedford Property Investors, Incorporated and
             Teachers Insurance and Annuity Association of America.

   12*  Ratio of Earnings to Fixed Charges.

   21.1*     Subsidiaries of the Company.

   23.1*     Consent of KPMG LLP, independent public accountants.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                 KPMG LLP


San Francisco, California
February 4, 2000

               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 1999 AND 1998
      (in thousands, except share and per share amounts)

                                                        1999                1998
Assets:

Real estate investments:
  Industrial buildings                                $279,367           $312,911
  Office buildings                                     294,420            258,479
  Operating properties held for sale                    80,563               -
  Properties under development                          19,246             24,686
  Land held for development                              6,137              3,905

                                                       679,733            599,981
  Less accumulated depreciation                         28,695             18,523

                                                       651,038            581,458
Cash                                                     1,584              1,286
Other assets                                            18,788             15,580


                                                      $671,410           $598,324


Liabilities and Stockholders' Equity:

Bank loan payable                                     $137,156           $147,443
Mortgage loans payable                                 206,880             80,116
Accounts payable and accrued expenses                    9,767              7,574
Dividends and distributions payable                      8,270              8,191
Other liabilities                                        7,928              6,042

    Total liabilities                                  370,001            249,366

Minority interest in consolidated partnership            1,229              1,369

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares;
   issued and outstanding 19,613,522
   shares in 1999 and 22,666,856 shares in 1998            392                453
 Additional paid-in capital                            353,220            407,760
 Accumulated dividends in
  excess of net income                                 (53,432)           (60,624)
      Total stockholders' equity                       300,180            347,589

                                                      $671,410           $598,324

See accompanying notes to consolidated financial statements.


               BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
      (in thousands, except share and per share amounts)

                                                               1999           1998            1997


Property operations:
    Rental income                                              $90,527       $73,451        $46,377
    Rental expenses:
       Operating expenses                                       14,550        11,026          6,852
       Real estate taxes                                         8,074         6,220          3,977
       Depreciation and amortization                            13,016        10,265          5,716


Income from property operations                                 54,887        45,940         29,832

General and administrative expenses                             (3,561)       (3,386)        (2,337)
Interest income                                                    182           223            289
Interest expense                                               (18,970)      (11,164)        (7,918)

Income before gain on sales of real
    estate investments and minority interest                    32,538        31,613         19,866

Gain on sales of real estate investments                         7,743          -            11,533

Minority interest                                                 (128)         (117)          (108)


Income before extraordinary item                                40,153        31,496         31,291

Extraordinary item-loss on early extinguishment of debt           (298)         -              -


Net income                                                     $39,855       $31,496        $31,291


Net income applicable to common stockholders                   $39,855       $31,496        $27,791

Earnings per share - basic:
Income before extraordinary item                               $  1.88       $  1.39        $  2.21
Extraordinary item-loss on early extinguishment of debt          (0.01)         -              -


Net income                                                     $  1.87       $  1.39        $  2.21

Weighted average number of shares - basic                   21,267,088    22,634,656     12,566,065


Earnings per share - diluted:
Income before extraordinary item                               $  1.87       $  1.38        $  1.94
Extraordinary item-loss on early extinguishment of debt          (0.01)         -              -


Net income                                                     $  1.86       $  1.38        $  1.94


Weighted average number of shares - diluted                 21,477,013    22,929,807     16,166,454

See accompanying notes to consolidated financial statements.
               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
           (in thousands, except per share amounts)

                                                                         Accumulated       Total
                                                          Additional      dividends       stock-
                                               Common        paid-in     in excess of    holders'
                                                stock        capital     net income        equity


Balances, December 31, 1996                    $ 131       $147,622        $(73,997)      $ 73,756

Issuance of common stock                         321        265,622            -           265,943

Costs of issuance of common stock                  -         (4,990)           -            (4,990)

Redemption of partnership units                    -            (45)           -               (45)

Net income                                         -           -             31,291         31,291

Dividends to common stockholders
 ($1.13 per share)                                 -           -            (16,029)       (16,029)

Dividends to preferred stockholders                -           -             (3,500)        (3,500)


Balances, December 31, 1997                      452        408,209         (62,235)       346,426

Issuance of common stock                           1          1,366            -             1,367

Repurchase and retirement of
  common stock                                     -         (1,815)           -            (1,815)

Net income                                         -           -             31,496         31,496

Dividends to common stockholders                   -           -            (29,885)       (29,885)
 ($1.32 per share)

Balances, December 31, 1998                      453        407,760         (60,624)       347,589

Issuance of common stock                           6          1,978            -             1,984

Repurchase and retirement of common stock        (67)       (56,518)           -           (56,585)

Net income                                         -           -             39,855         39,855

Dividends to common stockholders
 ($1.56 per share)                                 -           -            (32,663)       (32,663)


Balances, December 31, 1999                    $ 392       $353,220        $(53,432)      $300,180

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (in thousands)

                                                                    1999          1998         1997

Operating Activities:
   Net income                                                   $  39,855     $  31,496     $  31,291
   Adjustments to reconcile net income to net cash provided
           by operating activities:
       Minority interest                                              128           117           108
       Depreciation and amortization                               14,212        11,508         6,697
       Gain on sales of real estate investments                    (7,743)         -          (11,533)
       Increase in other assets                                    (4,436)       (7,259)       (4,655)
       Increase in accounts payable and accrued expenses            1,534         1,656         1,282
       Increase in other liabilities                                1,990         1,431         1,851


Net cash provided by operating activities                          45,540        38,949        25,041


Investing Activities:
   Investments in real estate                                     (96,558)     (168,018)     (212,267)
   Proceeds from sales of real estate investments                  24,241          -           31,909


Net cash used by investing activities                             (72,317)     (168,018)     (180,358)


Financing Activities:
  Proceeds from bank loan payable                                 141,972       158,097       167,559
  Repayment of bank loan payable                                 (152,657)      (19,889)     (206,804)
  Proceeds from mortgage loans payable                            134,208        21,084          -
  Repayment of mortgage loans payable                              (8,995)       (1,107)         (441)
  Issuance of common stock                                          2,004         1,367       210,953
  Repurchase and retirement of common stock                       (56,585)       (1,815)         -
  Redemption of partnership units                                    (160)         (128)         (257)
  Payment of dividends and distributions                          (32,712)      (28,615)      (15,660)


Net cash provided by financing activities                          27,075       128,994       155,350


Net increase (decrease) in cash                                       298           (75)           33
Cash at beginning of year                                           1,286         1,361         1,328


Cash at end of year                                             $   1,584     $   1,286     $   1,361


Supplemental disclosure of cash flow information
a)   Non-cash investing and financing activities:
          Debt incurred with real estate acquired               $   5,602     $    -        $   8,914
b)   Cash paid during the year for interest, net of amounts
          capitalized                                           $  16,624     $   9,329     $   7,291
c)   Conversion of preferred stock (see footnote 9)             $    -        $    -        $  50,000

See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and Summary of Significant Accounting Policies and
Practices

The Company
Bedford Property Investors, Inc. (the "Company") is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the western United States. The Company's common stock trades under the symbol "BED" on both the New York Stock Exchange and Pacific Exchange.

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

Federal Income Taxes
The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income"), which is distributed to its stockholders, provided that at least 95% of Taxable Income is distributed and other requirements are met. The Company believes it is in compliance with the Code.

Taxable Income differs from net income for financial reporting purposes primarily because of the different methods of accounting for depreciation. As of December 31, 1999, for federal income tax purposes, the Company had an ordinary loss carry forward of approximately $32 million. As the Company does not expect to incur income tax liabilities, the asset value of these losses has been effectively fully reserved. For federal income tax purposes, dividend distributions made for 1999 were classified 97% as ordinary income and 3% as capital gain; dividend distributions made for 1998 were classified 96% as ordinary income and 4% as return of capital; dividend distributions made for 1997 were classified 88% as ordinary income and 12% as capital gain.

Real Estate Investments
Buildings and improvements are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 45 years. Upon the acquisition of an investment by the Company, acquisition-related costs are added to the carrying cost of that investment. These costs are depreciated over the useful lives of the buildings. Leasing commissions and improvements to tenants' space incurred subsequent to the acquisition are amortized over the terms of the respective leases. Expenditures for repairs and maintenance, which do not add to the value or prolong the useful life of a property, are expensed as incurred. When the Company concludes that the recovery of the carrying amount of a real estate investment is impaired, it reduces such carrying amount to the estimated fair value of the investment. Investments which are considered as held for sale are carried at the lower of the carrying amount or fair value less costs to sell and such properties are no longer depreciated.

Income Recognition
Rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement. Aggregate rental income exceeded contractual rentals by $2,797,000, $2,252,000, and $1,644,000 for 1999, 1998, and 1997, respectively.


Per Share Data
Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under the Company's stock option plans, non-vested restricted stock, and the limited partnership units of Bedford Realty Partners, L.P. are included in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Recent Accounting Pronouncements
In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material impact on the Company's financial statements.

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

Note 2 - Real Estate Investments

As of December 31, 1999, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                   Number of                    Percent
                                   Properties       Cost        of Total

Industrial buildings                   56        $ 279,367         41%
Office buildings                       25          294,420         43%
Operating properties held for sale     21           80,563         12%
Properties under development            8           19,246          3%
Land held for development               4            6,137          1%


Total                                 114        $ 679,733        100%



Note 2 - Real Estate Investments (continued)
 The following table sets forth the Company's real estate investments as of December 31, 1999 (in thousands):

                                                                                                 Less
                                                                          Development     Accumulated
                                                Land       Building       In Progress     Depreciation       Total

Industrial buildings
Northern California                           $ 44,238     $106,821       $  -               $ 8,841       $142,218
Arizona                                         17,173       47,990          -                 2,398         62,765
Southern California                             17,663       40,288          -                 3,031         54,920
Colorado                                         1,911        3,283          -                   345          4,849


Total industrial buildings                      80,985      198,382          -                14,615        264,752


Office buildings
Northern California                              6,801       23,256          -                 1,082         28,975
Arizona                                         10,622       23,817          -                   873         33,566
Southern California                              9,361       21,410          -                 1,271         29,500
Colorado                                         5,560       45,620          -                 1,771         49,409
Greater Seattle Area                            23,652      111,541          -                 3,762        131,431
Nevada                                           2,102       10,678          -                   658         12,122


Total office buildings                          58,098      236,322          -                 9,417        285,003


Operating properties held for sale
Northern California                              3,683        4,887          -                   373          8,197
Arizona                                          1,332        2,679          -                   153          3,858
Southern California                              1,558        3,475          -                   144          4,889
Greater Kansas City Area                         6,571       20,742          -                 2,184         25,129
Texas                                            5,932       18,220          -                   813         23,339
Greater Portland Area                            2,652        8,832          -                   996         10,488


Total operating properties held for sale        21,728       58,835          -                 4,663         75,900


Properties under development
Northern California                               -            -              660               -               660
Arizona                                           -            -            8,726               -             8,726
Colorado                                          -            -            6,157               -             6,157
Greater Seattle Area                              -            -            3,703               -             3,703


Total properties under development                -            -           19,246               -            19,246


Land held for development
Northern California                              2,133         -             -                  -             2,133
Southern California                                703         -             -                  -               703
Colorado                                         3,301         -             -                  -             3,301


Total land held for development                  6,137         -             -                  -             6,137


Total                                         $166,948     $493,539       $19,246            $28,695       $651,038

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


Income from property operations for properties held for sale as of December 31, 1999 was $7,725,000, $6,094,000, and $4,483,000 for the
twelve months ending December 31, 1999, 1998 and 1997, respectively.

During 1999, 1998 and 1997, the Company capitalized interest costs relating to properties under development totaling $2,148,000, $2,177,000 and $627,000, respectively.

The Company has contractual construction commitments of $13.2 million at December 31, 1999 relating to eight of its properties under development.

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

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,495 OP Units. A director of the Company was a 9% owner of the property, but did not participate in the approval of the acquisition. In December 1999, the Modesto, California property was exchanged for a property located in Phoenix, Arizona. As of December 31, 1999 the Company has redeemed 30,505 OP units for cash.

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 1999 are as follows (in thousands):

                  2000             $  81,135
                  2001                74,904
                  2002                63,302
                  2003                53,049
                  2004                38,240
                  Thereafter          64,139
                                    $374,769

The total minimum future lease payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

The Company's activities relating to the acquisition of new properties and debt and equity financings have been performed by Bedford Acquisitions, Inc. (BAI) pursuant to a written contract dated January 1, 1995, as amended. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount of the aggregate purchase price of the property for acquisitions and dispositions, up to 1 1/2% of any loans arranged by BAI, plus 5% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition, loan, or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and is renewable at the option of the Company for additional one-year terms. The current agreement will expire on January 1, 2001.

For 1999, 1998, and 1997, the Company paid BAI $2,783,000, $2,272,000, and $3,156,000, respectively, for acquisition and financing activities performed pursuant to the foregoing arrangements. The Company believes that since the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and capitalized as part of the asset or financing activities.

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

In September 1995, the Company established a Management Stock Acquisition program. Under the program, options exercised by key members of management shortly after the grant date may be exercised either in cash or with a note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due in five years or within ninety days from termination of employment, with interest payable quarterly. During 1999, 1996 and 1995, options for 157,500 shares of Common Stock were exercised in exchange for notes payable to the Company. The notes bear interest at 7.5%. The unpaid balance of the notes was $974,000 and $1,021,000 at December 31, 1999 and 1998, respectively, and is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

In addition, the Company may grant restricted stock to key employees. These shares generally vest over five years and are subject to forfeiture under certain conditions. For 1999, 1998 and 1997, the Company granted 219,888 shares, 50,200 shares, and 30,000 shares of restricted stock net of forfeitures, respectively.

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


                                  1999              1998             1997
Net income:
   As reported                 $39,855,000       $31,496,000      $31,291,000
   Pro forma                    39,496,000        31,158,000       31,045,000

Earnings per share - basic:
   As reported                 $      1.87       $      1.39      $      2.21
   Pro forma                          1.86              1.38             2.19

Earnings per share - diluted:
   As reported                 $      1.86       $      1.38      $      1.94
   Pro forma                          1.84              1.36             1.92





The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 9.4%, 7.3%, and 5.8%; expected volatility of 18.4%, 17.0%, and 16.8%; risk-free interest rates of 6.8%, 4.6%, and 5.7%. The expected life for the director's options is five years for each period. The expected life for the employee's options is ten years each for 1998 and five years for 1997.

A summary of the status of the Company's plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                               1999                        1998                      1997
                                               Weighted Avg.               Weighted Avg.             Weighted Avg.
                                  Shares       Exercise Price  Shares      Exercise Price  Shares    Exercise Price
Employee Plan
Outstanding at beginning
    of year                       1,117,250       $18.10         713,750      $16.52       242,250       $12.94
Granted                                -            -            619,000       19.67       483,000        18.25
Exercised                           (63,500)       13.66         (29,625)      13.03        (7,125)       13.37
Forfeited and cancelled            (317,125)       19.15        (185,875)      18.05        (4,375)       14.99


Outstanding at end of year          736,625       $17.72       1,117,250      $18.10       713,750       $16.52


Options exercisable                 330,875                      239,250                   118,750


Weighted average fair value
 of options granted during
 the year                                           -                         $ 1.12                     $ 1.94


Directors' Plan
Outstanding at beginning
    of year                         310,000       $15.79         365,000      $11.65       295,000       $ 9.94
Granted                              70,000        17.72          70,000       19.56        70,000        18.82
Exercised                           (25,000)       12.97        (125,000)       5.81          -            -
Expired                             (10,000)       17.72            -           -             -            -


Outstanding at end of year          345,000       $16.33         310,000      $15.79       365,000       $11.65


Options exercisable                 345,000                      310,000                   365,000


Weighted average fair value
    of options granted during
    the year                                      $ 1.24                      $ 1.32                     $ 1.59


The following table summarizes information about stock options outstanding on December 31, 1999:

                                     Options Outstanding                    Options Exercisable
                                     Weighted Avg.
   Range of            Number         Remaining           Weighted Avg.       Number             Weighted Avg.
Exercise Price        Outstanding    Contractual Life     Exercise Price    Exercisable          Exercise Price

Employee Plan
$  8.50                    2,750           3.4               $  8.50           2,750              $  8.50
  11.50                   31,625           5.7                 11.50          31,625                11.50
  13.00                   80,250           6.4                 13.00          44,250                13.00
  13.75                    5,000           4.7                 13.75           5,000                13.75
  17.63 to 20.06         342,000           7.5                 18.05         178,500                18.03
  19.56                  275,000           8.4                 19.56          68,750                19.56

$  8.50 to 20.06         736,625           7.6               $ 17.72         330,875              $ 16.91

Directors' Plan
$11.82 to 11.85           75,000           1.2                 11.84          75,000                11.84
  14.22                   70,000           6.8                 14.22          70,000                14.22
  17.72                   60,000           9.8                 17.72          60,000                17.72
  18.82                   70,000           7.8                 18.82          70,000                18.82
  19.56                   70,000           8.8                 19.56          70,000                19.56

$11.82 to 19.56          345,000           6.7                $16.33         345,000              $ 16.33

Note 7 - Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving line of credit facility led by Bank of America. Under the facility, which matures June 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. At December 31, 1999, the facility, which was all secured, had an outstanding balance of $137,156,000, with an interest rate of LIBOR plus 1.35%. Approximately 52% ($75 million) of the loan was fixed at a six-month LIBOR rate which expires in June 2000. The credit facility is secured by mortgages on 44 properties, which properties collectively accounted for approximately 45% of the Company's annualized base rent and approximately 40% of the Company's total real estate assets as of December 31, 1999, together with the rental proceeds from such properties.

In February 1999, the credit facility was restructured to include a $30 million bridge facility which carried the same interest rate as the $175 million facility. In May 1999, the Company obtained a total of $108 million of new first mortgage financing from TIAA. The proceeds from the mortgage loans were used to repay and retire the $30 million bridge facility and pay down the outstanding balance on its $175 million line of credit. The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility throughout 1999.

The daily weighted average amount owed to the bank was $113,082,000 and $94,338,000 in 1999 and 1998, respectively. The weighted average interest rates in these periods were 6.48% and 6.81%, respectively. The effective interest rate at December 31, 1999 was 7.52%.

Note 8 - Mortgage Loans Payable

Mortgage loans payable at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                   1999                1998
   Floating rate note due December 15, 1999                      $   -                $ 1,797
   7.50% note due January 1, 2002                                  23,889              24,297
   7.02% note due March 15, 2003                                   19,257              24,717
   Floating rate note due January 1, 2005, current rate of 8.69%    4,600                -
   7.17% note due June 1, 2005                                     27,150                -
   8.90% note due July 31, 2006                                     8,513               8,674
   6.91% note due July 31, 2006                                    20,288              20,631
   7.95% note due December 1, 2006                                 22,150                -
   7.17% note due June 1, 2007                                     36,928                -
   7.75% note due April 1, 2009                                       973                -
   7.17% note due June 1, 2009                                     43,132                -
                                                                 $206,880             $80,116

The mortgage loans are collaterized by 41 properties at December 31, 1999, which properties collectively accounted for approximately 47% of the Company's annualized base rent and approximately 45% of the Company's total real estate assets as of December 31, 1999, together with the rental proceeds from such properties. The Company was in compliance with the covenants and requirements of its various mortgage financings throughout 1999.

The following table presents scheduled principal payments on mortgage loans as of December 31, 1999 (in thousands):

   2000             $    3,409
   2001                  3,673
   2002                 26,416
   2003                 21,440
   2004                  3,534
   Thereafter          148,408
                      $206,880

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

In July 1998, the Company's board of directors approved a share repurchase program of 3 million shares which was increased to 4.5 million shares in September 1999. Since November 1998, the Company has repurchased and retired 3,458,000 shares at an average price of $16.89 per share.

Note 11 - Comprehensive Income

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of income to derive comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income.


Note 12 - Segment Disclosure
The Company has five reportable segments organized by the region in which they operate: Northern California (Northern California, Utah and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington), and Midwest (greater Kansas City, Kansas/Missouri, greater Dallas, Texas and Colorado).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.
   For the year ended December 31, 1999
(in thousands)

                                         Northern                 Southern                           Corporate
                                        California   Southwest   California   Northwest   Midwest    & Other     Consolidated

Rental income                           $ 32,900     $ 15,726    $ 12,382     $ 15,528    $ 13,991   $   -       $ 90,527
Operating expenses and
  real estate taxes                        7,193        4,274       2,481        3,944       4,456        276      22,624
Depreciation and
  amortization                             4,624        2,087       1,768        2,509       2,028       -         13,016


Income from property operations         $ 21,083     $  9,365    $  8,133     $  9,075    $  7,507   $   (276)   $ 54,887

Percent of income from
  property operations                        38%          17%         15%          17%         14%        (1)%       100%

Interest income(1)                            24            3        -               4        -           151         182
Interest expense                            -            -           -            -           -       (18,970)    (18,970)
General and administrative
  expenses                                  -            -           -            -           -        (3,561)     (3,561)



Income before minority interest
 and gain on sales                        21,107        9,368       8,133        9,079       7,507    (22,656)     32,538

Minority interest                           -            -           -            -           -          (128)       (128)
Gain (loss) on sales of real estate
 investments                               7,756         -             45         -            (58)      -          7,743


Income before extraordinary item          28,863        9,368       8,178        9,079       7,449    (22,784)     40,153

Loss on early extinguishment of debt        (298)        -           -            -           -          -           (298)

Net income                              $ 28,565     $  9,368     $ 8,178     $  9,079     $ 7,449   $(22,784)   $ 39,855

Real estate investments                 $205,258     $133,511     $94,458     $150,381     $96,125   $   -       $679,733

Additions/dispositions of real
  estate investments                    $ (4,331)    $ 24,079     $17,060     $ 37,131     $ 5,813   $   -       $ 79,752

Total assets                            $212,612     $123,411     $101,542    $134,843     $93,991   $5,011      $671,410

(1)   The interest income in Northern California, Southwest, and
      Northwest segments represents interest earned from tenant notes receivable.




 For the year ended December 31, 1998 (in thousands)

                                     Northern               Southern                           Corporate
                                    California  Southwest   California   Northwest   Midwest   & Other     Consolidated

Rental income                       $ 30,759    $ 11,900    $ 10,274     $  9,281    $ 11,260  $    (23)   $  73,451
Operating expenses and
  real estate taxes                    6,954       3,200       2,142        1,345       3,261       344       17,246
Depreciation and
  amortization                         3,939       1,629       1,495        1,586       1,616      -          10,265


Income from property
  operations                        $ 19,866    $  7,071    $  6,637     $  6,350    $  6,383  $   (367)   $  45,940

Percent of income from
  property operations                    43%         15%         15%          14%         14%       (1)%        100%

Interest income(1)                        15        -           -              16        -          192          223
Interest expense                        -           -           -            -           -      (11,164)     (11,164)
General and administrative
  expenses                              -           -           -            -           -       (3,386)      (3,386)


Income before minority interest       19,881       7,071       6,637        6,366       6,383   (14,725)      31,613

Minority interest                       -           -           -            -           -         (117)        (117)


Net income                          $ 19,881    $  7,071    $  6,637     $  6,366    $  6,383  $(14,842)    $ 31,496


Real estate investments             $209,589    $109,432    $ 77,398     $113,250    $ 90,312  $   -        $599,981


Additions to real
  estate investments                $ 24,182    $ 41,420    $  6,349     $ 56,852    $ 39,107  $   -        $167,910

Total assets                        $210,867    $103,637    $ 81,708     $109,471    $ 87,670  $  4,971     $598,324


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

                 For the year ended December 31, 1997 (in thousands)

                                   Northern                 Southern                           Corporate
                                   California   Southwest   California   Northwest   Midwest   & Other     Consolidated

Rental income                      $ 20,614     $  5,367    $  8,637     $  4,112    $ 4,539   $  3,108    $ 46,377
Operating expenses and
  real estate taxes                   4,551        1,336       1,859          415      1,280      1,388      10,829
Depreciation and
  amortization                        2,799          603       1,105          698        511       -          5,716

Income from property
  operations                       $ 13,264     $  3,428    $  5,673     $  2,999    $ 2,748   $  1,720    $ 29,832

Percent of income from
  property operations                   44%          12%         19%          10%         9%         6%        100%

Interest income(1)                        9         -           -               2       -           278         289
Interest expense                       -            -           -            -          -        (7,918)     (7,918)
General and administrative
  expenses                             -            -           -            -          -        (2,337)     (2,337)


Income before minority interest
 and gain on sales                   13,273        3,428       5,673        3,001      2,748     (8,257)     19,866

Minority interest                      -            -           -            -          -          (108)       (108)
Gain on sale of real estate
   investments                         -            -           -            -          -        11,533      11,533

Net income                         $ 13,273     $  3,428    $  5,673     $  3,001    $ 2,748    $ 3,168    $ 31,291


Real estate investments            $185,407     $ 68,012    $ 71,049     $ 56,398    $51,205    $  -       $432,071


Additions to real
  estate investments               $ 82,792     $ 58,764    $  6,559     $ 33,233    $21,309    $  -       $202,657

Total assets                       $183,714     $ 65,925    $ 73,491     $ 57,005    $49,042    $ 4,726    $433,903


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 13 - Fair Value of Financial Instruments

The carrying values of trade accounts payable and receivable approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $202,280 fixed rate debt is approximately $189,882 based on the terms of existing debt compared to those available in the marketplace. The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.


Note 14 - Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                  Year Ended December 31,

                                                                   1999           1998            1997
Basic:
 Income before extraordinary item                                $   40,153     $   31,496     $   31,291
 Less:  Dividends on the Series A
        Convertible
         Preferred Stock                                               -              -            (3,500)
      Extraordinary item - loss on early
         extinguishment of debt                                        (298)          -              -

 Net income applicable to common stockholders                    $   39,855     $   31,496     $   27,791

 Weighted average number of shares - basic                       21,267,088     22,634,656     12,566,065

 Income before extraordinary item                                $     1.88     $     1.39     $     2.21
 Extraordinary item - loss on early extinguishment of debt            (0.01)          -              -
 Net income                                                      $     1.87     $     1.39     $     2.21

Diluted:
 Income before extraordinary item                                $   40,153     $   31,496     $   31,291
 Add: Minority interest                                                 128            117            108
 Extraordinary item - loss on early extinguishment of debt             (298)          -              -
 Net income for diluted earnings per share                       $   39,983     $   31,613     $   31,399

 Weighted average number of shares (from above)                  21,267,088     22,634,656     12,566,065
 Weighted average shares issuable upon
      conversion of the Series A Convertible
      Preferred stock                                                  -          -             3,264,840
 Weighted average shares issuable upon exercise
      of dilutive stock options using average
      period stock price under the treasury
      stock method                                                   62,196        205,522        237,185
 Weighted average shares issuable upon the
      conversion of operating partnership units                      82,402         89,629         98,364
 Weighted average shares of non-vested restricted
      stock using average period stock
      price under the treasury stock method                          65,327           -              -
 Weighted average number of shares -
      diluted                                                    21,477,013     22,929,807     16,166,454

 Income before extraordinary item                                $     1.87     $     1.38     $     1.94
 Extraordinary item - loss on early extinguishment of debt            (0.01)          -              -
 Net income for diluted earnings per share                       $     1.86     $     1.38     $     1.94



Note 15 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 1999 and 1998 (in thousands of dollars, except per share data):

1999 Quarters Ended                             3/31        6/30        9/30         12/31


Rental income                                 $21,359     $22,346     $22,475     $24,347

Income from property operations                12,899      14,229      14,081      13,678

Income before gain on sales of real estate
  investments and minority interest             8,274       8,556       8,656       7,052

Net income                                    $ 8,811     $15,267     $ 8,815     $ 6,962


Earnings per share - basic                    $  0.39     $  0.70     $  0.41     $  0.35

Earnings per share - diluted                  $  0.39     $  0.70     $  0.41     $  0.35


1998 Quarters Ended                             3/31         6/30        9/30       12/31


Rental income                                 $15,361     $17,118     $20,156     $20,816

Income from property operations                 9,880      10,939      12,191      12,930

Income before gain on sales of real estate
  investments and minority interest             7,486       7,896       7,957       8,274

Net income                                    $ 7,457     $ 7,868     $ 7,928     $ 8,243


Earnings per share - basic                    $  0.33     $  0.35     $  0.35     $  0.36

Earnings per share - diluted                  $  0.33     $  0.34     $  0.35     $  0.36





BEDFORD PROPERTY INVESTORS, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(in thousands of dollars)

                                Initial Cost         Cost         Gross Amount                                             Deprec-
                                to Company           Capitalized    Carried at Close of Period  Accumu-    Date            Deprec-
                                          Buildings  Subsequent                                 lated De-  Con-    Date    iable
                                          & Improve- to Acquisi-                                precia-    struct- Ac-     Life
Description                     Land      ment       tion         Land      Building  Total     tion       ed      quired  (Years)
Industrial buildings:
Northern California
Building #3 at Contra Costa
  Diablo Industrial Park,
  Concord*                      $    495  $  1,159   $    46      $    495  $  1,205  $  1,700  $    243   1983    12/90     45
Building #8 at Contra Costa
  Diablo Industrial Park,
  Concord*                           877     1,548       203           877     1,751     2,628       426   1981    12/90     45
Building #18 at Mason
  Industrial Park, Concord*          610     1,265       126           610     1,391     2,001       287   1984    12/90     45
Milpitas Town Center,
  Milpitas*                        1,400     4,421        91         1,400     4,512     5,912       540   1983     8/94     45
598 Gibraltar Drive, Milpitas*       535     2,522      -              535     2,522     3,057       780   1996     5/96     45
Auburn Court, Fremont*             1,391     2,473       268         1,415     2,717     4,132       254   1983    12/95     45
47650 Westinghouse Drive,
  Fremont*                           267       893        59           271       948     1,219        84   1982    12/95     45
410 Allerton, South
  San Francisco*                   1,333       889        39         1,356       905     2,261        81   1970    12/95     45
400 Grandview, South
  San Francisco*                   3,246     3,517       945         3,300     4,408     7,708       357   1976    12/95     45
342 Allerton, South
  San Francisco*                   2,516     1,542       363         2,558     1,863     4,421       176   1969    12/95     45
301 East Grand, South
  San Francisco*                   2,036       959       160         2,070     1,085     3,155       113   1974    12/95     45
Fourier Avenue, Fremont*           2,120     7,018      -            2,120     7,018     9,138       559   1982     5/96     45
Lundy Avenue, San Jose*            2,055     2,184       216         2,055     2,400     4,455       186   1982     7/96     45
115 Mason Circle, Concord*           697       854        46           697       900     1,597        74   1971     9/96     45
47600 Westinghouse Drive,
  Fremont*                           356     1,067        43           356     1,110     1,466        82   1982     9/96     45
860-870 Napa Valley Corporate
 Way, Napa*                          933     3,515       518           933     4,033     4,966       342   1984     9/96     45
47633 Westinghouse Drive,
  Fremont*                         1,051     3,239       252         1,051     3,491     4,542       246   1983    10/96     45
47513 Westinghouse Drive,
  Fremont*                         1,624      -        4,088         1,624     4,088     5,712       413   1998    10/96     45
Bordeaux Centre, Napa*             1,151      -        6,476         1,151     6,476     7,627       540   1998    12/96     45
O'Toole Business Park,
  San Jose*                        3,933     5,748       494         3,933     6,242    10,175       442   1984    12/96     45
6500 Kaiser Drive, Fremont*        1,556     6,411        29         1,556     6,440     7,996       429   1990     1/97     45
Bedford Fremont Business
  Center, Fremont*                 3,598     9,004       123         3,598     9,127    12,725       606   1990     3/97     45
Spinnaker Court, Fremont*          2,548     5,989        35         2,548     6,024     8,572       357   1986     5/97     45

See accompanying independent
auditors' report.

Industrial buildings (continued):
Northern California (continued)
2277 Pine View Way, Petaluma*      1,861     7,074         2         1,861     7,076     8,937       406   1989     6/97     45
Mondavi Building, Napa*            1,315     5,214      -            1,315     5,214     6,529       261   1985     9/97     45
Building #2 at Monterey
  Commerce Center, Monterey*         611     1,833         1           611     1,834     2,445        85   1990    12/97     45
Building #3 at Monterey
  Commerce Center, Monterey*         604     1,812       (14)          604     1,798     2,402        84   1990    12/97     45
Parkpoint Business Center,
  Santa Rosa*                      1,975     4,474       481         1,976     4,954     6,930       213   1981     2/98     45
2180 S. McDowell, Petaluma*          773     3,006         1           774     3,006     3,780       100   1990     7/98     45
2190 S. McDowell, Petaluma*          587     2,283         1           588     2,283     2,871        76   1996     7/98     45

Arizona
Westech Business Center,
  Phoenix*                         3,531     4,422       452         3,531     4,874     8,405       523   1985     4/96     45
Westech II, Phoenix*               1,033      -        3,967         1,033     3,967     5,000       550   1998     7/96     45
2601 W. Broadway, Tempe*           1,127     2,348        98         1,127     2,446     3,573       130   1977     7/97     45
Building #2 at Phoenix Airport
   Center, Phoenix*                  723     3,278        16           723     3,294     4,017       176   1990     7/97     45
Building #3 at Phoenix Airport
   Center, Phoenix*                  682     3,163      -              682     3,163     3,845       170   1990     7/97     45
Building #4 at Phoenix Airport
   Center, Phoenix*                  517     1,732      -              517     1,732     2,249        93   1990     7/97     45
Building #5 at Phoenix Airport
   Center, Phoenix*                1,507     3,860         4         1,507     3,864     5,371       207   1990     7/97     45
Butterfield Business Center,
  Tucson*                            909     4,230        77           910     4,306     5,216       208   1986    11/97     45
Butterfield Tech Center II,
  Tucson                             102      -        1,559           102     1,559     1,661        34   1999    11/97     45
Greystone Business Park, Tempe     1,232      -        2,776         1,232     2,776     4,008         3   1999    12/97     45
Cimarron Business Park,
  Scottsdale*                      1,776     4,471       173         1,778     4,642     6,420       182   1979-85  3/98     45
Expressway Corporate Center,
  Tempe                            1,467     3,175       208         1,468     3,382     4,850        88   1985    11/98     45
The Adams Brothers Building,
  Phoenix                          1,572     1,613        49         1,572     1,662     3,234        21   1988-95  6/99     45
Bedford Realty Partners, L.P.,
  Phoenix*                           992     6,241        80           992     6,321     7,313        12   1986    12/99     45

Southern California
Dupont Industrial Center,
  Ontario*                         3,588     6,162       202         3,588     6,364     9,952       869   1989     5/94     45
3002 Dow Business Center,
  Tustin*                          4,209     7,291       948         4,305     8,143    12,448       953   1987-89 12/95     45
Building #1 at Carroll Tech
  Center, San Diego*                 511     1,372       187           511     1,559     2,070       125   1984    10/96     45

See accompanying independent
auditors' report.

Industrial buildings (continued):
Southern California (continued)
Building #2 at Oak Ridge Business
  Center, Vista                      566     1,832      -              566     1,832     2,398       129   1990    10/96     45
Signal Systems Building,
 San Diego*                        2,228     7,264      -            2,228     7,264     9,492       484   1990    12/96     45
Building #2 at Carroll Tech
  Center, San Diego*               1,022     2,129      -            1,022     2,129     3,151       154   1984    10/96     45
2230 Oak Ridge Way, Vista*           684     2,191      -              684     2,191     2,875       115   1997    10/97     45
6960 Flanders Drive, San Diego*      864     2,591        (2)          865     2,588     3,453        86   1989     6/98     45
Canyon Vista Center, San Diego*    1,664     4,645        80         1,664     4,725     6,389        79   1986     4/99     45
6325 Lusk Blvd., San Diego*        2,229     3,484        10         2,229     3,494     5,723        39   1991     7/99     45

Colorado
Bryant Street Quad, Denver*        1,394     2,181       140         1,416     2,299     3,715       235   1971-73 12/95     45
Bryant Street Annex, Denver*         487       866       127           495       985     1,480       110   1968    12/95     45

Office buildings:
Northern California
Village Green, Lafayette*            547     1,245       556           743     1,605     2,348       220   1983     7/94     45
100 View Street, Mountain View*    1,020     3,144       298         1,020     3,442     4,462       291   1985     5/96     45
Canyon Park, San Ramon*            1,933     3,098     1,073         1,933     4,171     6,104       164   1971-72 12/97     45
Crow Canyon Centre, San Ramon*       778      -        4,859           778     4,859     5,637        10   1999    12/97     45
Building #1 at Monterey Commerce
   Center, Monterey*                 616     5,302       117           616     5,419     6,035       271   1990    12/97     45
3380 Cypress Drive, Petaluma*      1,709     3,760      -            1,709     3,760     5,469       125   1989     7/98     45

Arizona
Executive Center at Southbank,
   Phoenix*                        4,943     7,134        85         4,943     7,219    12,162       460   1989     3/97     45
Building #1 at Phoenix Airport
   Center, Phoenix*                  944     1,541        46           944     1,587     2,531        84   1990     7/97     45
Phoenix Airport Center Parking,
   Phoenix*                        1,369        81      -            1,369        81    1,450          4   1990     7/97     45
Cabrillo Executive Center,
   Phoenix*                          480     5,614       194           481     5,807    6,288        254   1983     2/98     45
Mountain Pointe Office Park,
   Phoenix                           837      -        3,670           837     3,670    4,507       -      1999     2/98     45
1355 S. Clearview Avenue, Mesa*    2,049     5,450         3         2,049     5,453    7,502         71   1998     6/99     45

See accompanying independent
auditors' report.

Office buildings (continued):
Southern California
Laguna Hills Square, Laguna*       2,436     3,655       542         2,436     4,197    6,633        420   1983     3/96     45
Building #3 at Carroll Tech
   Center, San Diego*                716     1,400        56           716     1,456    2,172        103   1984    10/96     45
Scripps Wateridge, San Diego*      4,160    12,472         3         4,160    12,475   16,635        693   1990     6/97     45
Building #4 at Carroll Tech
   Center, San Diego*              2,050     3,224        56         2,050     3,280    5,330         55   1986     3/99     45

Colorado
Oracle Building, Denver*           1,860    13,249        60         1,860    13,309   15,169        644   1996    10/97     45
Texaco Building, Denver*           3,699    31,631       682         3,700    32,312   36,012      1,127   1981     5/98     45

Greater Seattle Area
Kenyon Center, Bellevue*           5,095     7,250        92         5,095     7,342   12,437        539   1987     9/96     45
Orillia Office Park, Renton*      10,021    22,975      -           10,021    22,975   32,996      1,277   1986     7/97     45
Adobe Systems Bldg. 1, Seattle*     -       22,403     3,923          -       26,326   26,326        877   1998     3/98     45
Adobe Systems Bldg. 2, Seattle*     -       18,931     3,353          -       22,284   22,284        757   1998     3/98     45
Highlands Phase I, Bothell         3,828      -       11,299         3,828    11,299   15,127        155   1999     6/98     45
The Federal Way Building,
    Federal Way*                   2,208     7,009      -            2,208     7,009    9,217         78   1999     6/99     45
Federal Way II, Federal Way        2,500    14,307      -            2,500    14,307   16,807         79   1999     9/99     45

Nevada
U.S. Bank Centre, Reno*            2,102    10,264       414         2,102    10,678   12,780        658   1989     5/97     45

Operating properties held
  for sale:
Northern California
350 E. Plumeria Drive,
   San Jose*                       3,621     4,704       245         3,683     4,887    8,570        373   1983     9/95     45

Arizona
Troika Building, Tucson*           1,332     2,631        47         1,332     2,678    4,010        153   1985     6/97     45

Southern California
Vista I, Vista                       646     2,135        64           646     2,199    2,845        116   1990    10/96     45
5502 Oberlin Drive, San Diego        911     1,274         3           912     1,276    2,188         28   1982     3/98     45

Greater Kansas City Area
Ninety-Ninth Street #3,
   Lenexa*                           360     2,167       191           360     2,358    2,718        511   1990    12/90     45
Lackman Business Center,
   Lenexa*                           619     1,631       247           628     1,869    2,497        241   1985     9/95     45

See accompanying independent
auditors' report.

Operating properties held
  for sale (continued):
Greater Kansas City
  Area (continued)
Ninety-Ninth Street #1,
   Lenexa*                           404     1,547       119           408     1,662    2,070        149   1988     9/95     45
Ninety-Ninth Street #2,
   Lenexa                            180       555        93           183       645      828         60   1988     9/95     45
6600 College Boulevard,
   Overland Park*                  2,480     3,880       207         2,518     4,049    6,567        388   1982-83 10/95     45
Ninety-Ninth Street #4,
   Lenexa                            519      -        3,160           519     3,160    3,679        461   1998     6/96     45
Panorama Business Park,
   Kansas City*                      675     3,098       309           675     3,407    4,082        286   1984    12/96     45
Didde Building,
   Overland Park                     810     1,344        59           810     1,403    2,213         60   1981     1/98     45
Panorama III, Kansas City*           468     2,027       163           468     2,190    2,658         27   1986     7/99     45

Texas
9737 Great Hills Trail,
   Austin*                         2,766     7,028        65         2,766     7,093    9,859        405   1984     5/97     45
Ferrell Drive, Farmers Branch*     1,105     1,639        48         1,106     1,686    2,792         76   1984    12/97     45
Austin Braker 2, Austin              413     1,864       (24)          414     1,839    2,253         62   1982     6/98     45
Austin Rutland 10, Austin            389     2,854        35           390     2,888    3,278        100   1979     6/98     45
Austin Southpark A, B and C,
   Austin                          1,070     4,647        67         1,072     4,712    5,784        170   1981     6/98     45
Ferrell Drive Land,
  Farmers Branch                     185      -            3           186         2      188       -      N/A      5/98     45

Greater Portland Area, Oregon
Twin Oaks Technology Center,
 Beaverton*                        1,444     4,836       601         1,469     5,412    6,881        589   1984    12/95     45
Twin Oaks Business Center,
 Beaverton*                        1,163     2,847       593         1,183     3,420    4,603        407   1984    12/95     45

Properties under development:
Northern California
Carneros Commons Phase I, Napa       500      -          160           500       160      660       -      N/A     12/96     45

Arizona
Rio Salado Corporate Centre,
   Tempe                           1,723     2,882       861         1,723     3,743    5,466       -      1982-84  7/98     45
West Tempe Lots 30 and 31,
   Tempe                             551      -           65           551        65      616       -      N/A      7/98     45
Phoenix Tech Center, Phoenix       1,322       945       376         1,322     1,321    2,643       -      1985     8/98     45


Colorado
Belleview Corporate Plaza II
   Office, Denver                  2,622      -          459         2,622       459    3,081       -      N/A     10/98     45
Belleview Corporate Plaza,
   Retail, Denver                    807      -          115           807       115      922       -      N/A     10/98     45
Belleview Corporate Plaza,
   Parking, Denver                   487      -           48           487        48      535       -      N/A     10/98     45
WaterPark @ Briarwood Phase I,
   Englewood                       1,002      -          618         1,002       618    1,620       -      N/A      4/99     45

See accompanying independent
auditors' report.

Properties under development
(continued):
Greater Seattle Area
Highlands Phase II, Bothell        1,646      -        2,057         1,646     2,057    3,703       -      N/A      6/98     45

Land held for development:
Carneros Commons, Phase II,
   Napa                              461      -         -              461      -         461       -      N/A     12/96     45
Scripps Land, San Diego, CA          622      -           82           622        82      704       -      N/A      6/97     45
Mondavi Land, Napa Lot 12G,
   Northern CA                     1,150      -            8         1,150         8    1,158       -      N/A      3/98     45
210 Lafayette Circle,
   Northern CA                       511      -            2           511         2      513       -      N/A     11/98     45
WaterPark @ Briarwood
   Phase II, Englewood             1,002      -         -            1,002      -       1,002       -      N/A      4/99     45
Belleview Corporate Plaza III,
   IV, Denver, CO                  2,299      -         -            2,299      -       2,299       -      N/A     10/99     45

                                $176,835  $434,128   $68,770      $177,516  $502,217 $679,733    $28,695

                                                                                          (A)        (A)

* Property is encumbered, see footnotes 7 and 8 to the consolidated financial statements.

See accompanying independent auditors' report.


NOTES TO SCHEDULE III
(in thousands of dollars)

(A) An analysis of the activity in real estate investments for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                               Investment              Accumulated Depreciation
                                                     1999        1998         1997        1999       1998     1997

BALANCE AT BEGINNING OF PERIOD                     $599,981    $432,071    $229,414    $18,523    $ 8,985   $4,913
Add (deduct):

 Acquisition of 6500 Kaiser Drive                      -           -          7,967       -          -        -
 Acquisition of Bedford Fremont
    Business Center                                    -           -         12,602       -          -        -
 Acquisition of Spinnaker Court                        -           -          8,537       -          -        -
 Acquisition of 2277 Pine View Way                     -           -          8,935       -          -        -
 Acquisition of Mondavi Building                       -           -          6,529       -          -        -
 Acquisition of Building #2 at Monterey
    Commerce Center                                    -           -          2,444       -          -        -
 Acquisition of Building #3 at Monterey
    Commerce Center                                    -           -          2,416       -          -        -
 Acquisition of 2230 Oak Ridge Way                     -           -          2,875       -          -        -
 Acquisition of 2601 W. Broadway                       -           -          3,475       -          -        -
 Acquisition of Building #3 at Phoenix
    Airport Center                                     -           -          3,845       -          -        -
 Acquisition of Continental Can                        -           -          4,866       -          -        -
 Acquisition of Butterfield Business Center            -           -          5,139       -          -        -
 Acquisition of Ferrell Drive                          -           -          2,744       -          -        -
 Acquisition of Scripps Wateridge                      -           -         16,632       -          -        -
 Acquisition of Canyon Park                            -           -          5,031       -          -        -
 Acquisition of Building #1 at Monterey
    Commerce Center                                    -           -          5,918       -          -        -
 Acquisition of Orillia Office Park                    -           -         32,996       -          -        -
 Acquisition of Executive Center
    At Southbank                                       -           -         12,077       -          -        -
 Acquisition of Building #1 at Phoenix
    Airport Center                                     -           -          2,485       -          -        -
 Acquisition of Building #2 at Phoenix
    Airport Center                                     -           -          4,001       -          -        -
 Acquisition of Building #4 at Phoenix
    Airport Center                                     -           -          2,249       -          -        -
 Acquisition of Building #5 at Phoenix
    Airport Center                                     -           -          5,367       -          -        -
 Acquisition of Phoenix Airport Center
    Parking                                            -           -          1,450       -          -        -
 Acquisition of Troika Building                        -           -          3,963       -          -        -
 Acquisition of U.S. Bank Centre                       -           -         12,366       -          -        -
 Acquisition of 9737 Great Hills Trail                 -           -          9,794       -          -        -
 Acquisition of Oracle Building                        -           -         15,109       -          -        -
 Acquisition of Scripps Land                           -           -            622       -          -        -
 Acquisition of Oak Ridge Way Lot                      -           -            359       -          -        -
 Acquisition of Oracle Land                            -           -          1,645       -          -        -
 Acquisition of Butterfield Land                       -           -            102       -          -        -
 Acquisition of Canyon Park Land                       -           -            778       -          -        -
 Acquisition of Eaton Freeway Land                     -           -          1,232       -          -        -
 Sale of 1000 Town Center Drive (B)                    -           -         (6,622)      -          -        (780)
 Sale of Mariner Court (B)                             -           -         (7,864)      -          -        (419)
 Sale of Academy Place Shopping Center (C)             -           -         (6,281)      -          -        (110)
 Acquisition of Didde Building                         -          2,207        -          -          -        -
 Acquisition of El Caro Executive Center               -          6,279        -          -          -        -
 Acquisition of Park Point Business Center             -          6,897        -          -          -        -
 Acquisition of Mountain Pointe Office Park            -          2,878        -          -          -        -

See accompanying independent
auditors' report.

 Acquisition of Mondavi Land, Napa Lot 12G             -          1,157        -          -          -        -
 Acquisition of Adobe I                                -         26,306        -          -          -        -
 Acquisition of Adobe II                               -         22,254        -          -          -        -
 Acquisition of 5502 Oberlin Drive                     -          2,188        -          -          -        -
 Acquisition of Cimarron Business Park                 -          6,322        -          -          -        -
 Acquisition of Ferrell Drive Land                     -            188        -          -          -        -
 Acquisition of Texaco Building                        -         35,698        -          -          -        -
 Acquisition of Geocon Building                        -          3,452        -          -          -        -
 Acquisition of Austin Braker 2                        -          2,245        -          -          -        -
 Acquisition of Austin Rutland 10                      -          3,255        -          -          -        -
 Acquisition of Austin Southpark A, B and C            -          5,753        -          -          -        -
 Acquisition of Highlands Campus Land                  -          8,110        -          -          -        -
 Acquisition of Rio Salado Corporate Centre            -          4,906        -          -          -        -
 Acquisition of West Tempe Land Lots 30 and 31         -            572        -          -          -        -
 Acquisition of 3880 Cypress Drive                     -          5,470        -          -          -        -
 Acquisition of 2180 S. McDowell Blvd.                 -          3,780        -          -          -        -
 Acquisition of 2190 S. McDowell Blvd.                 -          2,870        -          -          -        -
 Acquisition of 10232 S. 51st Street                   -          2,368        -          -          -        -
 Acquisition of 210 Lafayette Circle                   -            511        -          -          -        -
 Acquisition of Expressway Corporate Center            -          4,644        -          -          -        -
 Acquisition of Carroll Tech IV                       5,330        -           -          -          -        -
 Acquisition of Canyon Vista Center                   6,389        -           -          -          -        -
 Acquisition of WaterPark at Briarwood                1,620        -           -          -          -        -
 Acquisition of 1355 S. Clearview Avenue              7,502        -           -          -          -        -
 Acquisition of The Adams Brothers Building           3,234        -           -          -          -        -
 Acquisition of The Federal Way Building              9,217        -           -          -          -        -
 Acquisition of 6325 Lusk Blvd.                       5,723        -           -          -          -        -
 Acquisition of Panorama III                          2,658        -           -          -          -        -
 Acquisition of Federal Way II                       16,807        -           -          -          -        -
 Acquisition of Belleview Corporate Plaza             6,837        -           -          -          -        -
 Sale of 417 Eccles (D)                              (1,200)       -           -           (37)      -        -
 Sale of Woodlands Tower II (E)                      (6,963)       -           -        (1,031)      -        -
 Sale of Oak Ridge Land (E)                            (378)       -           -          -          -        -
 Sale of Doherty Avenue (F)                          (3,909)       -           -          (152)      -        -
 Sale of Continental Can (G)                         (5,016)       -           -          (124)      -        -
 Capitalized costs                                   31,901       7,600      16,874       -          -        -
 Depreciation                                          -           -           -        11,516      9,538    5,381

BALANCE AT END OF PERIOD                           $679,733    $599,981    $432,071    $28,695    $18,523   $8,985

(B)   The properties were sold in July 1997.
(C)   The property was sold in October 1997.
(D)   The property was sold in March 1999.
(E)   The properties were sold in June 1999.
(F)   The property was sold in August 1999.
(G)   The property was sold in December 1999.



See accompanying independent auditors' report.

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

Dated:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                           March 29, 2000
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Claude M. Ballard                                          March 29, 2000
Claude M. Ballard, Director

/s/ Anthony Downs                                              March 29, 2000
Anthony Downs, Director

/s/ Anthony M. Frank                                           March 29, 2000
Anthony M. Frank, Director

/s/ Martin I. Zankel                                           March 29, 2000
Martin I. Zankel, Director

/s/ Thomas H. Nolan, Jr.                                       March 29, 2000
Thomas H. Nolan, Jr., Director

/s/ Hanh Kihara                                                March 29, 2000
Hanh Kihara
Senior Vice President and
Chief Financial Officer

/s/ Krista K. Rowland                                          March 29, 2000
Krista K. Rowland, Vice President Controller

                           Exhibit 12

                Bedford Property Investors, Inc.
Computation of Ratio of Earnings to Fixed Charges and Preferred
          Dividends and Limited Partner Distributions
                (in thousands, except for ratio)

                                            Year Ended December 31,

                                                1999       1998       1997       1996       1995

Net income                                    $39,855    $31,496    $31,291    $11,021    $ 2,895

Fixed charges - interest and amortization
   of loan fees                                18,970     11,164      7,918      4,347      1,594

Fixed charges - interest capitalized            2,148      2,177        627       -          -

Net income including fixed charges             60,973     44,837     39,836     15,368      4,489

Preferred dividends and limited partner
   distributions                                  128        117      3,608      4,505      1,288

Net income including fixed charges,
   preferred dividends and limited
   partner distributions                      $61,101    $44,954    $43,444    $19,873    $ 5,777

Ratio of earnings to fixed charges,
   including preferred dividends and
   limited partner distributions              $  2.88    $  3.34    $  3.57    $  2.25    $  2.00

Ratio of earnings to fixed charges,
   excluding preferred dividends and
   limited partner distributions              $  2.89    $  3.36    $  4.66    $  3.54    $  2.82

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

5.  ICMPI (Lenexa), Inc.                    Delaware         ICMPI (Lenexa), Inc.

                          Exhibit 23.1


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No.'s 333-23687, 333-33643 and 333-33795) and
the registration statements on Form S-8 (No.'s 33-52375, 333-18215, 333-70681 and 333-74707) of Bedford Property Investors, Inc. of our report dated February 4, 2000, relating to the consolidated balance sheets of Bedford Property Investors, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related financial statement schedule as of December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Bedford Property Investors, Inc.


        KPMG LLP

San Francisco, California
March 29, 2000