Form 10-Q
period 2000-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2000-04-27
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                               Outstanding as of April 28, 2000
Common Stock, $0.02 par value                              18,620,450


                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                                       Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                             1

Consolidated Balance Sheets as of March 31, 2000
and December 31, 1999                                                 2

Consolidated Statements of Income for the three months ended
March 31, 2000 and 1999                                               3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1999 and the three months ended March 31, 2000           4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2000 and 1999                                               5

Notes to Consolidated Financial Statements                            6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                         14-17

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                     18

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                           19

SIGNATURES                                                            20

Exhibit 27                                                            21


                 BEDFORD PROPERTY INVESTORS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            STATEMENT

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements appearing in the annual report to stockholders for the year ended December 31, 1999.

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


               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
    AS OF MARCH 31, 2000 AND DECEMBER 31, 1999 (Unaudited)
      (in thousands, except share and per share amounts)

                                 March 31, 2000         December 31, 1999
Assets:

Real estate investments:
  Industrial buildings                   $276,986             $279,367
  Office buildings                        298,227              294,420
  Operating properties held for sale       67,148               80,563
  Properties under development             18,421               19,246
  Land held for development                 6,135                6,137

                                          666,917              679,733

  Less accumulated depreciation            30,224               28,695

                                          636,693              651,038
Cash                                        1,330                1,584
Other assets                               17,617               18,788


                                         $655,640             $671,410


Liabilities and Stockholders' Equity:

Bank loan payable                        $130,656             $137,156
Mortgage loans payable                    206,054              206,880
Accounts payable and accrued expenses       8,410                9,767
Dividend and distributions payable          7,853                8,270
Other liabilities                           6,323                7,928

    Total liabilities                     359,296              370,001

Minority interest in
  consolidated partnership                  1,229                1,229

Stockholders' equity:
 Common stock, par value $0.02 per
   share; authorized 50,000,000 shares;
   issued and outstanding 18,620,056
   shares in 2000 and 19,613,472 shares
   in 1999                                    372                  392
 Additional paid-in capital               332,765              353,220
 Accumulated dividends in
    excess of net income                  (38,022)             (53,432)
      Total stockholders' equity          295,115              300,180

                                         $655,640             $671,410

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
       (in thousands, except share and per share amounts)




                                                   2000            1999


Property operations:
   Rental income                                $ 24,392         $ 21,359
   Rental expenses:
        Operating expenses                         3,927            3,580
        Real estate taxes                          2,381            1,908
        Depreciation and amortization              3,143            2,972


Income from property operations                   14,941           12,899

General and administrative expenses                 (895)            (822)
Interest income                                       34               30
Interest expense                                  (6,050)          (3,833)


Income before gain on sales of real estate
     investments and minority interest             8,030            8,274

Gain on sales of real estate investments          15,234              568
Minority interest                                    (33)             (31)


Net income                                      $ 23,231          $ 8,811


Earnings per share - basic                      $   1.20          $  0.39


Weighted average number of shares - basic     19,286,636       22,496,811


Earnings per share - diluted                    $   1.19         $   0.39


Weighted average number of shares - diluted   19,498,352       22,642,418


See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1999 AND
       THE THREE MONTHS ENDED MARCH 31, 2000 (Unaudited)
           (in thousands, except per share amounts)

                                                                          Accumulated       Total
                                                          Additional        dividends      stock-
                                               Common        paid-in     in excess of    holders'
                                                stock        capital       net income      equity


Balance, December 31, 1998                      $ 453       $407,760        $(60,624)    $347,589

Issuance of common stock                            6          1,978            -           1,984

Repurchase and retirement of common stock         (67)       (56,518)           -         (56,585)

Net income                                          -           -             39,855       39,855

Dividends to common stockholders
 ($1.56 per share)                                  -           -            (32,663)     (32,663)



Balance, December 31, 1999                      $ 392       $353,220        $(53,432)    $300,180

Issuance of common stock                            4            367            -             371

Repurchase and retirement of common stock         (24)       (20,822)           -         (20,846)

Net income                                          -           -             23,231       23,231

Dividends to common stockholders
 ($0.42 per share)                                  -           -             (7,821)      (7,821)

Balance, March 31, 2000                         $ 372       $332,765        $(38,022)    $295,115

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
                         (in thousands)

                                                         2000           1999


Operating Activities:
  Net income                                           $ 23,231       $  8,811
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                        33             31
    Depreciation and amortization                         3,590          3,342
    Gain on sales of real estate investments            (15,234)          (568)
    Change in other assets                               (1,877)        (7,179)
    Change in accounts payable and
      accrued expenses                                   (1,503)          (192)
    Change in other liabilities                          (1,605)        (1,882)

Net cash provided by operating activities                 6,635          2,363


Investing Activities:
  Investments in real estate                             (7,128)       (11,713)
  Proceeds from sales of real estate investments         36,339          1,789


Net cash (used) provided by investing activities         29,211         (9,924)


Financing Activities:
  Proceeds from bank loan payable                        25,715         34,463
  Repayments of bank loan payable                       (32,228)        (1,300)
  Proceeds from mortgage loans payable                      (15)        (1,414)
  Repayments of mortgage loans payable                     (826)          (326)
  Issuance of common stock                                  371            458
  Payment of dividends and distributions                 (8,271)        (8,185)
  Repurchase and retirement of common stock             (20,846)       (16,253)


Net cash used (provided) by financing activities        (36,100)         7,443


Net decrease in cash                                       (254)          (118)
Cash at beginning of period                               1,584          1,286


Cash at end of period                                 $   1,330       $  1,168


Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of
   amounts capitalized of $810 in 2000 and $404
   in 1999                                            $   5,669       $  3,460

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented in compliance with the instructions to Form 10-Q. All such adjustments are of a normal, recurring nature.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the period. Stock options issued under the Company's stock option plans, non-vested restricted stock, and the limited partnership units of Bedford Realty Partners, L.P. are included in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Recent Accounting Pronouncements

In June 1998, the FASB issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

In December 1999, the SEC Staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that SAB 101 will not have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). The provisions of FIN 44 are effective July 1, 2000. Management believes that the adoption of FIN 44 will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of March 31, 2000, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                     Percent
                                    Properties        Cost        of Total


Industrial buildings                        56      $276,986         41%
Office buildings                            25       298,227         45%
Operating properties held for sale          18        67,148         10%
Properties under development                 7        18,421          3%
Land held for development                    5         6,135          1%


Total                                      111      $666,917        100%



The following table sets forth the Company's real estate investments as of March 31, 2000 (in thousands):

                                                                                                Less
                                                                        Development      Accumulated
                                               Land         Building    In-Progress     Depreciation     Total

Industrial buildings
Northern California                            $ 44,238     $106,859    $    -             $ 9,607       $141,490
Arizona                                          16,717       46,004         -               2,568         60,153
Southern California                              17,663       40,308         -               3,295         54,676
Colorado                                          1,911        3,286         -                 368          4,829


Total industrial buildings                       80,529      196,457         -              15,838        261,148


Office buildings
Northern California                               6,801       24,370         -               1,282         29,889
Arizona                                          10,622       24,387         -                 988         34,021
Southern California                               9,361       21,456         -               1,402         29,415
Colorado                                          5,560       45,687         -               2,027         49,220
Greater Seattle Area                             23,652      113,543         -               4,454        132,741
Nevada                                            2,102       10,686         -                 728         12,060


Total office buildings                           58,098      240,129         -              10,881        287,346


Operating properties held for sale
Arizona                                           3,110        7,348         -                 363         10,095
Southern California                               1,558        3,475         -                 145          4,888
Greater Kansas City Area                          6,571       20,933         -               2,184         25,320
Texas                                             5,932       18,221         -                 813         23,340


Total operating properties held for sale         17,171       49,977         -               3,505         63,643


Properties under development
Northern California                                -            -             868             -               868
Arizona                                            -            -           6,316             -             6,316
Colorado                                           -            -           7,530             -             7,530
Greater Seattle Area                               -            -           3,707             -             3,707


Total properties under development                 -            -          18,421             -            18,421


Land held for development
Northern California                               2,131         -            -                -             2,131
Southern California                                 703         -            -                -               703
Colorado                                          3,301         -            -                -             3,301


Total land held for development                   6,135         -            -                -             6,135


Total                                          $161,933     $486,563      $18,421          $30,224       $636,693





Company personnel directly manage all but nine of the Company's properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Lenexa, Kansas; Denver, Colorado; and Seattle, Washington. For the nine properties located in markets not served by one of the Company's regional offices, the Company has subcontracted management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Income from property operations for properties held for sale as of March 31, 2000 was $2,475,000 and $1,944,000 for the three months ending March 31, 2000 and 1999, respectively.

For the three months ending March 31, 2000 and 1999, the Company capitalized interest costs relating to properties under development totaling $810,000 and $404,000, respectively.

The Company has contractual construction commitments of approximately $14.8 million at March 31, 2000 relating to seven of its properties under development and two of its properties under rehabilitation.

Note 3.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility led by Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. At March 31, 2000, the facility, which was all secured, had an outstanding balance of $130,656,000, with an interest rate of LIBOR plus 1.35%. Approximately 58% ($75 million) of the loan was fixed at a six-month LIBOR rate which expires in June 2000. The credit facility is secured by mortgages on 41 properties, which properties collectively accounted for approximately 39% of the Company's annualized base rent and approximately 38% of the Company's total real estate assets as of March 31, 2000, together with the rental proceeds from such properties.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. As of March 31, 2000, the Company was in compliance with the covenants and requirements of its revolving credit facility.

The daily weighted average amount owed to the bank was $141,671,000 and $157,929,000 for the three months ended March 31, 2000 and 1999, respectively. The weighted average interest rates in each of these periods was 7.47% and 6.25%, respectively. The effective interest rate at March 31, 2000 was 7.71%.

Mortgage Loans Payable

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

Mortgage loans payable at March 31, 2000 consist of the following (in thousands):

   Floating rate note due January 1, 2005, current rate of 8.68%    $  4,591
   7.50% note due January 1, 2002                                     23,782
   7.02% note due March 15, 2003                                      19,174
   7.17% note due June 1, 2005                                        27,047
   8.90% note due July 31, 2006                                        8,470
   6.91% note due July 31, 2006                                       20,199
   7.95% note due December 1, 2006                                    22,079
   7.17% note due June 1, 2007                                        36,788
   7.75% note due April 1, 2009                                          955
   7.17% note due June 1, 2009                                        42,969
                                                                    $206,054

The mortgage loans are collaterized by 41 properties at March 31, 2000, which properties collectively accounted for approximately 49% of the Company's annualized base rent and approximately 46% of the Company's total real estate assets as of March 31, 2000, together with the rental proceeds from such properties. The Company was in compliance with the covenants and requirements of its various mortgage financings as of March 31, 2000.

The following table presents scheduled principal payments on mortgage loans as of March 31, 2000 (in thousands):

   Twelve month period ending March 31, 2001     $  3,385
   Twelve month period ending March 31, 2002       26,469
   Twelve month period ending March 31, 2003       21,609
   Twelve month period ending March 31, 2004        3,328
   Twelve month period ending March 31, 2005        7,878
        Thereafter                                143,385
                                                 $206,054

Note 4.  Comprehensive Income

There are no adjustments necessary to net income as presented in the accompanying consolidated statements of income to derive comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income.

Note 5.  Segment Disclosure

The Company has six reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington), Midwest (greater Kansas City, Kansas/Missouri, and greater Dallas, Texas) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.




    For the three months ended March 31, 2000 (in thousands)

                                Northern                  Southern                                        Corporate
                                California   Southwest    California    Northwest    Midwest   Colorado   & Other     Consolidated

Rental income                   $  8,536     $  4,460     $  3,410      $  4,597     $  1,218  $  2,179   $     (8)     $ 24,392
Operating expenses and real
   estate taxes                    1,800        1,160          646         1,273          382       912        135         6,308
Depreciation and
    amortization                   1,165          527          442           719         -          290       -            3,143


Income from property
    operations                  $  5,571     $  2,773     $  2,322      $  2,605     $    836  $    977   $   (143)     $ 14,941

Percent of income from
    property operations              37%          19%          16%           17%           5%        7%        (1)%         100%

General and administrative
    expenses                        -            -            -             -            -         -          (895)         (895)
Interest income (1)                    5         -            -                1         -         -            28            34
Interest expense                    -            -            -             -            -         -        (6,050)       (6,050)


Income before gain on sales
    of real estate investments
    and minority interest          5,576        2,773        2,322         2,606          836       977     (7,060)        8,030

Gain on sales of real
    estate investments            14,219         -            -            1,015         -         -          -           15,234
Minority interest                   -            -            -             -            -         -           (33)          (33)


Net income                      $ 19,795     $  2,773     $  2,322      $  3,621     $    836  $    977    $(7,093)     $ 23,231


Real estate investments         $198,055     $135,677     $ 94,524      $140,902     $ 30,484  $ 67,275    $  -         $666,917


Additions (dispositions) of
    real estate investments     $ (7,203)    $  2,166     $     66      $ (9,479)    $    191  $  1,443    $  -         $(12,816)


Total assets                    $204,530     $123,943     $101,833      $126,671     $ 30,192  $ 63,775    $ 4,696      $655,640

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.




    For the three months ended March 31, 1999 (in thousands)

                                Northern                   Southern                                          Corporate
                                California    Southwest    California    Northwest    Midwest    Colorado    & Other    Consolidated

Rental income                   $  8,388     $  3,423      $  2,664      $  3,423     $  1,225   $  2,127    $    109     $ 21,359
Operating expenses and real
    estate taxes                   1,798          973           533         1,028          326        722         108        5,488
Depreciation and
    amortization                   1,073          467           397           536          208        291        -           2,972


Income from property
    operations                  $  5,517     $  1,983      $  1,734      $  1,859     $    691   $  1,114    $      1     $ 12,899

Percent of income from
    property operations              43%          15%           14%           14%           5%         9%          0%         100%

General and administrative
    expenses                        -            -             -             -            -          -           (822)        (822)
Interest income(1)                     6         -             -                1         -          -             23           30
Interest expense                    -            -             -             -            -          -         (3,833)      (3,833)


Income before gain on sale
    of real estate investments
    and minority interest          5,523        1,983         1,734         1,860          691      1,114      (4,631)       8,274

Gain on sale of real estate
    investments                      568         -             -             -            -          -           -             568
Minority interest                   -            -             -             -            -          -            (31)         (31)


Net income                      $  6,091     $  1,983      $  1,734      $  1,860     $    691   $  1,114    $ (4,662)    $  8,811


Real estate investments         $210,130     $111,203      $ 82,689      $116,025     $ 32,359   $ 58,290    $   -        $610,696


Additions to real estate
    investments                 $    541     $  1,771      $  5,291      $  2,775     $    148   $    189    $   -        $ 10,715


Total assets                    $213,192     $103,835      $ 87,770      $108,982     $ 30,783   $ 57,100    $ 12,715     $614,377


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 6.  Fair Value of Financial Instruments

The carrying values of trade accounts payable and receivable approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $201,463,000 fixed rate debt is approximately $195,618,000 based on the terms of existing debt compared to those available in the marketplace. The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.

Note 7.  Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)


                                         Three Months Ended March 31,

                                                   2000              1999
Basic:

Net income                                    $    23,231         $     8,811

Weighted average number of shares - basic      19,286,636          22,496,811

Net income for basic earnings per share       $      1.20         $      0.39

Diluted:
Net income                                    $    23,231         $     8,811
Add: Minority interest                                 33                  31

Net income for diluted earnings per share     $    23,264         $     8,842

Weighted average number of shares
  (from above)                                 19,286,636          22,496,811

Weighted average shares of dilutive stock
  options using average period stock price
  under the treasury stock method                  60,256              58,719
Weighted average shares issuable upon the
    conversion of operating partnership units      77,992              86,888
Weighted average shares of non-vested
    restricted stock using average period
    stock price under the treasury stock
    method                                         73,468                -

Weighted average number of shares - diluted    19,498,352          22,642,418
Net income for diluted earnings per share     $      1.19         $      0.39









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Increases in revenues and expenses for the three months ended March 31, 2000 when compared with the same period in 1999 were due primarily to property additions during 1999, offset in part by the sales of operating properties in 2000 and 1999 as follows:

                  Activities from January 1, 1999      Activities from April 1, 1999
                        to March 31, 1999                   to March 31, 2000
                       Number of          Square            Number of          Square
                  Operating Properties     Feet        Operating Properties     Feet

   Acquisitions
      Industrial            -                -                  5              334,000
      Office                1              43,000               3              237,000

                            1              43,000               8              571,000


   Development
      Industrial            -                -                  4              268,000
      Office                -                -                  2               94,000

                            -                -                  6              362,000


   Sales
      Industrial            1              25,000               5              728,000
      Office                -                -                  1              114,000

                            1              25,000               6              842,000

The increase in net income for the three months ended March 31, 2000 when compared with the same period in 1999 was due to gains on the sales of operating properties, discussed below.

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $2,042,000 or 16% in 2000 compared with 1999. This is due to an increase in rental income of $3,033,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $991,000.

The increase in rental income and expenses is primarily attributable to properties acquired in 1999 and, to a lesser extent, properties developed during 1999 and 2000. These activities increased rental income and rental expenses in 2000 by $2,922,000 and $1,179,000, respectively, as compared to 1999. This was partially offset by the sale of three industrial properties and one office property in 1999, and the sale of three industrial properties in 2000, which resulted in a reduction in rental income and rental expenses of $893,000 and 393,000, respectively. The remaining increase in rental income is due to an overall increase in rental rates. The remaining increase in rental expenses is mainly due to increases in property tax assessments.




Expenses
Interest expense, which includes amortization of loan fees, increased $2,217,000 or 58% in 2000 compared with 1999. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1999 and 2000 and the repurchase of shares since November 1998. The amortization of loan fees was $376,000 and $301,000 in the first quarter of 2000 and 1999, respectively. General and administrative expense increased $73,000 or 9% in the first quarter of 2000 compared with 1999, primarily the result of increased personnel costs.

Gain on sale
In March 1999, the Company sold 417 Eccles in South San Francisco, California, for a net sales price of $1,789,000, which resulted in a gain of approximately $568,000. In March 2000, the Company sold 350 East Plumeria in San Jose, California, for a net sales price of $24,582,000, which resulted in a gain of approximately $14,219,000. In March 2000, the Company also sold Twin Oaks Technology Center and Twin Oaks Business Center in Beaverton, Oregon, for a net sales price of $11,757,000, which resulted in a gain of approximately $1,015,000.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 15, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of March 31, 2000, the facility, which was all secured, had an outstanding balance of $130,656,000, and an effective interest rate of 7.71%. Approximately 58% ($75 million) of the loan was fixed at a six-month LIBOR rate which expires in June 2000.

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

The Company was in compliance with the covenants and requirements of its various debt financings as of March 31, 2000. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the three months ended March 31, 2000, the Company's operating activities provided cash flow of $6,635,000. Investing activities utilized cash of $7,128,000 for real estate investments and development, offset by proceeds from real estate sales of $36,339,000. Financing activities utilized net cash flow of $36,100,000 consisting of the net proceeds from bank borrowings and mortgage loans of $25,700,000 and net proceeds from the issuance of common stock of $371,000, offset by repayment of bank borrowings and mortgage loans of $33,054,000, payment of dividends and distributions of $8,271,000, and the repurchase of 1,201,443 shares of common stock for $20,846,000.

Common stock dividends declared for the first quarter of 2000 were $0.42 per share. Distributions declared for the first quarter of 2000 were $0.42 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

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

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, however, could result in an increase in the Company's borrowing and other operating expenses.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 2000 amounted to $11,173,000. During the same period in 1999, FFO amounted to $11,246,000. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructurings, and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to
cash flow as a measure of liquidity.   Further, FFO as disclosed by other
REITs may not be comparable to the Company's presentation.

                                                     Three Months Ended
                                                          March 31,
                                                     2000           1999

Funds From Operations (in thousands):


   Net income                                     $ 23,231       $  8,811
   Add:
        Depreciation and amortization                3,143          2,972
        Minority interest                               33             31

   Less gain on sales                              (15,234)          (568)

   Funds From Operations                          $ 11,173       $ 11,246




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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                   Twelve Month Period Ending March 31,

                                                                                                            Fair
                              2001      2002       2003       2004      2005     Thereafter     Total       Value

Variable rate LIBOR debt     $   50    $130,710   $    59    $    63   $4,365    $   -         $135,247    $135,247
Average interest rate         8.68%       7.52%     8.68%      8.68%    8.68%        -            7.56%       7.56%

Fixed rate debt              $3,334    $ 26,415   $21,551    $ 3,264   $3,514    $143,385      $201,463    $195,618
Average interest rate         7.34%       7.48%     7.07%      7.36%    7.36%       7.34%         7.33%       8.04%

As the table incorporates only those exposures that exist as of March 31, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.


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

Dated:  April 28, 2000

     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)


   By:  /s/ HANH KIHARA
        Hanh Kihara
        Senior Vice President and
        Chief Financial Officer


   By:  /s/ KRISTA K. ROWLAND
        Krista K. Rowland
        Vice President Controller