Form 10-Q
period 2000-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2000-08-04
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                               Outstanding as of August 1, 2000
Common Stock, $0.02 par value                              18,640,826


                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                            Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                              1

Consolidated Balance Sheets as of June 30, 2000
and December 31, 1999                                                  2

Consolidated Statements of Income for the three and six months ended
June 30, 2000 and 1999                                                 3

Consolidated Statements of Stockholders' Equity for the year ended
December 31, 1999 and the six months ended June 30, 2000               4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2000 and 1999                                                 5

Notes to Consolidated Financial Statements                             6-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                          15-19

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                      20

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                            21

SIGNATURES                                                             23

Exhibit 27                                                             24


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


               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
    AS OF JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999
      (in thousands, except share and per share amounts)

                                                     June 30, 2000      December 31, 1999
Assets:

Real estate investments:
  Industrial buildings                                  $287,245           $279,367
  Office buildings                                       305,087            294,420
  Operating properties held for sale                      51,717             80,563
  Properties under development                            22,047             19,246
  Land held for development                                6,280              6,137

                                                         672,376            679,733

  Less accumulated depreciation                           33,263             28,695

                                                         639,113            651,038
Cash                                                       2,557              1,584
Other assets                                              19,495             18,788

                                                        $661,165           $671,410


Liabilities and Stockholders' Equity:

Bank loan payable                                       $136,468           $137,156
Mortgage loans payable                                   205,208            206,880
Accounts payable and accrued expenses                      8,450              9,767
Dividend and distributions payable                         7,862              8,270
Other liabilities                                          6,589              7,928

    Total liabilities                                    364,577            370,001

Minority interest in consolidated partnership              1,229              1,229

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued and
   outstanding 18,640,626 shares in 2000 and
   19,613,472 shares in 1999                                 373                392
 Additional paid-in capital                              333,325            353,220
 Accumulated dividends in
    excess of net income                                 (38,339)           (53,432)
      Total stockholders' equity                         295,359            300,180

                                                        $661,165           $671,410

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
       (in thousands, except share and per share amounts)



                                                             Three Months                Six Months
                                                         2000           1999          2000          1999
Property operations:
   Rental income                                         $ 24,957      $ 22,346      $ 49,349      $ 43,705
   Rental expenses:
        Operating expenses                                  4,416         3,312         8,343         6,892
        Real estate taxes                                   2,453         1,872         4,834         3,780
        Depreciation and amortization                       3,380         2,933         6,523         5,905


Income from property operations                            14,708        14,229        29,649        27,128

General and administrative expenses                          (931)       (1,141)       (1,826)       (1,963)
Interest income                                                73            51           107            81
Interest expense                                           (6,300)       (4,583)      (12,350)       (8,416)


Income before gain (loss) on sales of real estate
     investments and minority interest                      7,550         8,556        15,580        16,830


Gain (loss) on sales of real estate investments                (6)        7,043        15,228         7,611
Minority interest                                             (33)          (34)          (66)          (65)


Income before extraordinary item                            7,511        15,565        30,742        24,376
Loss on early extinguishment of debt                         -             (298)         -             (298)


Net income                                               $  7,511      $ 15,267      $ 30,742      $ 24,078


Earnings per share - basic:
   Income before extraordinary item                      $   0.41      $   0.71      $   1.64      $   1.10
   Extraordinary item - loss on early
      extinguishment of debt                                 -            (0.01)         -            (0.01)


Net income per share - basic                             $   0.41      $   0.70      $   1.64      $   1.09


Weighted average number of shares - basic              18,256,565    21,784,185    18,771,601    22,138,529

Earnings per share - diluted:
   Income before extraordinary item                      $   0.41      $   0.71      $   1.62      $   1.09
   Extraordinary item - loss on early
      extinguishment of debt                                 -            (0.01)         -            (0.01)

Net income per share - diluted                           $   0.41      $   0.70      $   1.62      $   1.08

Weighted average number of shares - diluted            18,489,403    21,940,644    18,993,949    22,286,907

See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1999 AND
        THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)
           (in thousands, except per share amounts)


                                                                            Accumulated        Total
                                                           Additional         dividends       stock-
                                               Common         paid-in      in excess of     holders'
                                                stock         capital        net income       equity


Balance, December 31, 1998                     $ 453        $407,760         $(60,624)      $347,589

Issuance of common stock                           6           1,978             -             1,984

Repurchase and retirement of common stock        (67)        (56,518)            -           (56,585)

Net income                                         -            -              39,855         39,855

Dividends to common stockholders
 ($1.56 per share)                                 -            -             (32,663)       (32,663)

Balance, December 31, 1999                     $ 392        $353,220         $(53,432)      $300,180

Issuance of common stock                           5             966             -               971

Repurchase and retirement of common stock        (24)        (20,861)            -           (20,885)

Net income                                         -            -              30,742         30,742

Dividends to common stockholders
 ($0.84 per share)                                 -            -             (15,649)       (15,649)

Balance, June 30, 2000                         $ 373        $333,325         $(38,339)      $295,359

See accompanying notes to consolidated financial statements.


                     BEDFORD PROPERTY INVESTORS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
                              (in thousands)

                                                                            2000            1999

Operating Activities:
  Net income                                                               $ 30,742       $  24,078
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                                            66              65
    Depreciation and amortization                                             7,440           6,823
    Gain on sales of real estate investments, net                           (15,228)         (7,611)
    Change in other assets                                                   (3,668)         (3,296)
    Change in accounts payable and
      accrued expenses                                                       (1,703)           (676)
    Change in other liabilities                                              (1,339)           (863)

Net cash provided by operating activities                                    16,310          18,520


Investing Activities:
  Investments in real estate                                                (14,535)        (47,051)
  Proceeds from sales of real estate investments, net                        38,504          15,334


Net cash provided (used) by investing activities                             23,969         (31,717)


Financing Activities:
  Proceeds from bank loan payable, net of loan costs                         33,269          62,511
  Repayments of bank loan payable                                           (34,228)       (116,298)
  Proceeds from mortgage loans payable, net of loan costs                      (638)        105,669
  Repayments of mortgage loans payable                                       (1,672)         (5,758)
  Issuance of common stock                                                      971           1,087
  Payment of dividends and distributions                                    (16,123)        (16,058)
  Repurchase and retirement of common stock                                 (20,885)        (17,928)


Net cash (used) provided by financing activities                            (39,306)         13,225


Net increase in cash                                                            973              28
Cash at beginning of period                                                   1,584           1,286


Cash at end of period                                                      $  2,557       $   1,314


Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of amounts capitalized of
   $1,330 in 2000 and $912 in 1999                                         $ 11,542       $   7,349

See accompanying notes to consolidated financial statements.





                    BEDFORD PROPERTY INVESTORS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             JUNE 30, 2000


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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

In December 1999, the SEC Staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that SAB 101 will not have a material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). The provisions of FIN 44 are effective July 1, 2000. Management believes that the adoption of FIN 44 will not have a material impact on the Company's financial statements.

Note 2. Real Estate Investments

As of June 30, 2000, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of                   Percent
                                    Properties        Cost      of Total


Industrial buildings                        58      $287,245         43%
Office buildings                            26       305,087         45%
Operating properties held for sale          15        51,717          8%
Properties under development                 9        22,047          3%
Land held for development                    6         6,280          1%


Total                                      114      $672,376        100%



The following table sets forth the Company's real estate investments as of June 30, 2000 (in thousands):

                                                                                                Less
                                                                        Development      Accumulated
                                                 Land      Building     In-Progress     Depreciation        Total

Industrial buildings
Northern California                           $ 44,238     $107,231          -             $10,385        $141,084
Arizona                                         18,495       51,202          -               3,217          66,480
Southern California                             18,309       42,573          -               3,737          57,145
Colorado                                         1,911        3,286          -                 391           4,806


Total industrial buildings                      82,953      204,292          -              17,730         269,515


Office buildings
Northern California                              6,801       24,462          -               1,473          29,790
Arizona                                         11,954       27,691          -               1,316          38,329
Southern California                              9,361       21,503          -               1,542          29,322
Colorado                                         5,560       45,769          -               2,283          49,046
Greater Seattle Area                            23,653      115,527          -               5,245         133,935
Nevada                                           2,102       10,704          -                 790          12,016


Total office buildings                          59,431      245,656          -              12,649         292,438


Operating properties held for sale
Arizona                                           -            -             -                -               -
Southern California                               -            -             -                -               -
Greater Kansas City Area                         6,571       20,971          -               2,104          25,438
Texas                                            5,932       18,243          -                 780          23,395


Total operating properties held for sale        12,503       39,214          -               2,884          48,833


Properties under development
Northern California                                500         -              554             -              1,054
Arizona                                          2,274         -            4,595             -              6,869
Colorado                                         4,918         -            5,344             -             10,262
Greater Seattle Area                             1,646         -            2,216             -              3,862


Total properties under development               9,338         -           12,709             -             22,047


Land held for development
Northern California                              2,195         -             -                -              2,195
Southern California                                705         -             -                -                705
Colorado                                         3,380         -             -                -              3,380


Total land held for development                  6,280         -             -                -              6,280


Total                                         $170,505     $489,162       $12,709          $33,263        $639,113






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

Income from property operations for properties held for sale as of June 30, 2000 was $2,916,000 and $2,219,000 for the six months ended June 30, 2000 and 1999, respectively.

For the six months ended June 30, 2000 and 1999, the Company capitalized interest costs relating to properties under development totaling $1,330,000 and $912,000, respectively.

The Company has contractual construction commitments of approximately $11.9 million as of June 30, 2000 relating to seven of its properties under development and three of its properties under rehabilitation.

Note 3.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility led by Bank of America. Under this facility, which matures
June 1, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of June 30, 2000, the facility, which was all secured, had an outstanding balance of $136,468,000, with an interest rate of LIBOR plus 1.35%. The credit facility is secured by mortgages on 41 properties, which properties collectively accounted for approximately 39% of the Company's annualized base rent and approximately 37% of the Company's total real estate assets as of June 30, 2000, together with the rental proceeds from such properties.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. As of June 30, 2000, the Company was in compliance with the covenants and requirements of its revolving credit facility.

The daily weighted average amount owed to the bank was $137,974,000 and $104,813,000 for the six months ended June 30, 2000 and 1999, respectively. The weighted average interest rates in each of these periods was 7.64% and 6.69%, respectively. The effective interest rate at June 30, 2000 was 8.06%.

Mortgage Loans Payable

In May 1999 the Company obtained a total of $108 million of mortgage financing from TIAA. The financing consists of a $43.45 million 10-year loan, a $37.2 million 8-year loan, and a $27.35 million 6-year loan, all with interest at a fixed rate of 7.17%. In November 1999, the Company secured an additional $22.15 million mortgage loan from TIAA. The loan has a 7-year term with interest at a fixed rate of 7.95%. In December 1999, the Company secured a $4.6 million mortgage loan from Union Bank. The loan has a 5-year term with interest at a variable rate of LIBOR plus 2.50%. Proceeds of the mortgage loans were used to pay down the outstanding balance of the Company's $175 million line of credit.


Mortgage loans payable at June 30, 2000 consist of the following (in thousands):

   Floating rate note due January 1, 2005, current rate of 8.68%  $  4,578
   7.50% note due January 1, 2002                                   23,673
   7.02% note due March 15, 2003                                    19,090
   7.17% note due June 1, 2005                                      26,942
   8.90% note due July 31, 2006                                      8,426
   6.91% note due July 31, 2006                                     20,107
   7.95% note due December 1, 2006                                  22,007
   7.17% note due June 1, 2007                                      36,646
   7.75% note due April 1, 2009                                        937
   7.17% note due June 1, 2009                                      42,802
                                                                  $205,208

The mortgage loans are collaterized by 41 properties at June 30, 2000, which properties collectively accounted for approximately 50% of the Company's annualized base rent and approximately 46% of the Company's total real estate assets as of June 30, 2000, together with the rental proceeds from such properties. The Company was in compliance with the covenants and requirements of its various mortgage financings as of June 30, 2000.

The following table presents scheduled principal payments on mortgage loans as of June 30, 2000 (in thousands):

   Twelve month period ending June 30, 2001                   $  3,541
   Twelve month period ending June 30, 2002                     26,534
   Twelve month period ending June 30, 2003                     21,520
   Twelve month period ending June 30, 2004                      3,405
   Twelve month period ending June 30, 2005                     32,317
                                 Thereafter                    117,891
                                                              $205,208

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




                        For the six months ended June 30, 2000 (in thousands)

                             Northern                Southern                                       Corporate
                             California   Southwest  California   Northwest   Midwest    Colorado    & Other    Consolidated

Rental income                $ 16,717     $  9,541   $  6,770     $  9,468    $  2,500   $  4,353       -       $ 49,349
Operating expenses and real
   estate taxes                 3,657        2,639      1,316        3,028         823      1,714       -         13,177
Depreciation and
    amortization                2,360        1,158        953        1,560         (86)       578       -          6,523


Income from property
    operations               $ 10,700     $  5,744   $  4,501     $  4,880    $  1,763   $  2,061       -       $ 29,649

Percent of income from
    property operations           36%          19%        15%          17%          6%         7%         0%        100%

General and administrative
    expenses                     -            -          -            -           -          -        (1,826)     (1,826)
Interest income(1)                 14            1       -               1        -          -            91         107
Interest expense                 -            -          -            -           -          -       (12,350)    (12,350)


Income before gain on sales
    of real estate investments
    and minority interest      10,714        5,745      4,501        4,881       1,763      2,061    (14,085)     15,580

Gain (loss) on sales of real
    estate investments         14,219         -            (6)       1,015        -          -          -         15,228
Minority interest                -            -          -            -           -          -           (66)        (66)


Net income                   $ 24,933     $  5,745   $  4,495     $  5,896    $  1,763   $  2,061  $ (14,151)   $ 30,742


Real estate investments      $198,787     $137,407   $ 92,450     $143,042    $ 30,522   $ 70,168       -       $672,376


Additions (dispositions) of
    real estate investments  $ (6,471)    $  3,896   $ (2,008)    $ (7,339)   $    229   $  4,336       -       $ (7,357)


Total assets                 $208,371     $124,861   $101,616     $126,642    $ 30,654   $ 64,265  $   4,756    $661,165

(1) The interest income in the Northern California, Southwest and Northwest segments represents interest earned from tenant notes receivable.




                         For the six months ended June 30, 1999 (in thousands)

                               Northern                 Southern                                      Corporate
                               California   Southwest   California   Northwest   Midwest   Colorado   & Other    Consolidated

Rental income                  $ 16,698     $  7,442    $  5,812     $  6,897    $ 2,578   $ 4,274    $      4    $ 43,705
Operating expenses and real
    estate taxes                  3,528        1,873       1,124        1,837        666     1,445         199      10,672
Depreciation and
    amortization                  2,057          990         793        1,078        410       577        -          5,905


Income from property
    operations                 $ 11,113     $  4,579    $  3,895     $  3,982    $ 1,502   $ 2,252    $   (195)   $ 27,128

Percent of income from
    property operations             41%          17%         14%          15%         6%        8%         -1%        100%

General and administrative
    expenses                       -            -           -            -          -         -         (1,963)     (1,963)
Interest income(1)                   12         -           -               2       -         -             67          81
Interest expense                   -            -           -            -          -         -         (8,416)     (8,416)


Income before gain on sale
    of real estate investments
    and minority interest        11,125        4,579       3,895        3,984      1,502     2,252     (10,507)     16,830

Gain on sale of real estate
    investments                   7,566         -             45         -          -         -           -          7,611
Minority interest                  -            -           -            -          -         -            (65)        (65)


Income before
    extraordinary item           18,691        4,579       3,940        3,984      1,502     2,252     (10,572)     24,376
Loss on early
    extinguishment of debt         (298)        -           -            -          -         -           -           (298)


Net income                     $ 18,393     $  4,579    $  3,940     $  3,984   $  1,502  $  2,252    $(10,572)   $ 24,078


Real estate investments        $204,322     $123,900    $ 88,795     $128,954   $ 32,477  $ 60,442        -       $638,890


Additions to real estate
    investments                $ (5,267)    $ 14,468    $ 11,397     $ 15,704   $    266  $  2,341        -       $ 38,909


Total assets                   $210,499     $115,021    $ 94,379     $117,931   $ 31,220  $ 59,612    $  8,444    $637,106


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.


Note 6.  Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                   Three Months Ended June 30,   Six Months Ended June 30,


                                                      2000           1999           2000            1999

Basic:

Income before extraordinary item                   $     7,511     $    15,565   $    30,742    $    24,376
Extraordinary item - loss on early
    extinguishment of debt                                -               (298)         -              (298)

Net income                                         $     7,511     $    15,267   $    30,742    $    24,078

Weighted average number of shares - basic           18,256,565      21,784,185    18,771,601     22,138,529

Earnings per share:
Income before extraordinary item                   $      0.41     $      0.71   $      1.64    $      1.10
Extraordinary item - loss on early
    extinguishment of debt                                -              (0.01)         -             (0.01)

Net income for basic earnings per share            $      0.41     $      0.70   $      1.64    $      1.09

Diluted:

Income before extraordinary item                   $     7,511     $    15,565   $    30,742    $    24,376
Add: Minority Interest                                      33              34            66             65
Extraordinary item - loss on early
    extinguishment of debt                                -               (298)         -              (298)

Net income for diluted earnings per share          $     7,544     $    15,301   $    30,808    $    24,143

Weighted average number of shares (from above)      18,256,565      21,784,185    18,771,601     22,138,529
Weighted average shares of dilutive stock
  options using average period stock price
  under the treasury stock method                       40,090          69,571        48,405         61,490
Weighted average shares issuable upon the
  conversion of operating partnership units             77,992          86,888        77,992         86,888
Weighted average shares of non-vested restricted
  stock using average period stock price under
  the treasury stock method                            114,756            -           95,951           -

Weighted average number of shares - diluted         18,489,403      21,940,644    18,993,949     22,286,907

Income before extraordinary item                   $      0.41     $      0.71   $      1.62    $      1.09
Extraordinary item - loss on early
    extinguishment of debt                                -              (0.01)         -             (0.01)
Net income for diluted earnings per share          $      0.41     $      0.70   $      1.62    $      1.08

Note 7.  Subsequent Events

In July 2000 the Company secured a total of $30.89 million of mortgage financing from Security Life of Denver Insurance Company. The loans have a five year term with options to renew for three additional five year terms. Interest on the mortgages are at a variable rate of LIBOR plus 1.40%. Proceeds from the loans were used to pay down the outstanding balance of the Company's $175 million line of credit.

The Company currently has seventeen properties and a 1.43 acre parcel of land under contracts for sale. The properties consist of 986,308 rentable square feet and include seven industrial and two office properties in Kansas, four industrial and one office property in Texas, one rehabilitation project in Tempe, Arizona, one office property in Bellevue, Washington, and one office property in Mountain View, California. Sale contract prices total $103 million. The Company intends to use sale proceeds to pay down the outstanding balance of the Company's $175 million line of credit.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Increases in revenues and expenses for the three and six months ended June 30, 2000 when compared with the same period in 1999 were due primarily to property additions during 1999, offset in part by the sales of operating properties in 2000 and 1999 as follows:

                 Activities from January 1, 1999      Activities from July 1, 1999
                        to June 30, 1999                     to June 30, 2000
                       Number of          Square          Number of             Square
                 Operating Properties      Feet       Operating Properties       Feet

Acquisitions
  Industrial               2              135,000              3                199,000
  Office                   3              166,000              1                115,000

                           5              301,000              4                314,000


Development
  Industrial                                                   4                203,000
  Office                                                       3                168,000

                                                               7                371,000


Sales
  Industrial               1               25,000              6                748,000
  Office                   1              114,000              -                   -

                           2              139,000              6                748,000

The increase in net income for the six months ended June 30, 2000 when compared with the same period in 1999 was primarily due to gains on sales of operating properties, discussed below.

Three Months Ended June 30, 2000 Compared with Three Months Ended June
30, 1999

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $479,000 or 3% in 2000 compared with 1999. This is due to an increase in rental income of $2,611,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $2,132,000.

The increase in rental income and expenses is primarily attributable to properties acquired in 1999 and, to a lesser extent, properties developed during 1999 and 2000. These activities increased rental income and rental expenses in 2000 by $2,921,000 and $1,361,000, respectively, as compared to 1999. This was partially offset by the sale of three industrial properties and one office property in 1999, and the sale of four industrial properties in 2000, which resulted in a reduction in rental income and rental expenses of $1,661,000 and $344,000, respectively. The remaining increase in rental income is due to an overall increase in rental rates. The remaining increase in rental expenses is mainly due to increases in property tax assessments.


Expenses
Interest expense, which includes amortization of loan fees, increased $1,717,000 or 37% in 2000 compared with 1999. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1999 and 2000 and the repurchase of shares since November 1998. The amortization of loan fees was $402,000 and $466,000 in the second quarter of 2000 and 1999, respectively. General and administrative expense decreased $210,000 or 18% in the second quarter of 2000 compared with 1999, primarily the result of decreased consultant services costs.

Gain on sale
In June 1999, the Company sold Woodland Towers II in Salt Lake City, Utah, for a net sales price of $13,122,000, which resulted in a gain of approximately $6,998,000. This sale was completed as part of a tax-deferred exchange, under Section 1031 of the Internal Revenue Code, in which the Company acquired three properties. In June 1999, the Company also sold Oak Ridge Land in Vista, California, for a net sales price of $423,000, which resulted in a gain of approximately $45,000. In June 2000, the Company sold 5502 Oberlin Drive in San Diego, California, for a net sales price of $2,165,000, which resulted in a loss of approximately $6,000.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30,
1999

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $2,521,000 or 9% in 2000 compared with 1999. This is due to an increase in rental income of $5,644,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $3,123,000.

The increase in rental income and expenses is primarily attributable to properties acquired in 1999 and, to a lesser extent, properties developed during 1999 and 2000. These activities increased rental income and rental expenses in 2000 by $5,844,000 and $2,540,000, respectively, as compared to 1999. This was partially offset by the sale of three industrial properties and one office property in 1999, and the sale of four industrial properties in 2000, which resulted in a reduction in rental income and rental expenses of $2,554,000 and 744,000, respectively. The remaining increase in rental income is due to an overall increase in rental rates. The remaining increase in rental expenses is mainly due to increases in property tax assessments.

Expenses
Interest expense, which includes amortization of loan fees, increased $3,934,000 or 47% in 2000 compared with 1999. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1999 and 2000 and the repurchase of shares since November 1998. The amortization of loan fees was $778,000 and $767,000 in the first six months of 2000 and 1999, respectively. General and administrative expense decreased $137,000 or 7% in 2000 compared with 1999, primarily the result of decreased consultant services costs.

Gain on sale
In March 1999, the Company sold 417 Eccles in South San Francisco, California, for a net sales price of $1,789,000, which resulted in a gain of approximately $568,000. In June 1999, the Company sold Woodland Towers II in Salt Lake City, Utah, for a net sales price of $13,122,000, which resulted in a gain of approximately $6,998,000. This sale was completed as part of a tax-deferred exchange, under
Section 1031 of the Internal Revenue Code, in which the Company acquired three properties. In June 1999, the Company also sold Oak Ridge Land in Vista, California, for a net sales price of $423,000, which resulted in a gain of approximately $45,000. In March 2000, the Company sold 350 East Plumeria in San Jose, California, for a net sales price of $24,582,000, which resulted in a gain of approximately $14,219,000. In March 2000, the Company also sold Twin Oaks Technology Center and Twin Oaks Business Center in Beaverton, Oregon, for a net sales price of $11,757,000, which resulted in a gain of approximately $1,015,000. In June 2000, the Company sold 5502 Oberlin Drive in San Diego, California, for a net sales price of $2,165,000, which resulted in a loss of approximately $6,000.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 1, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of June 30, 2000, the facility, which was all secured, had an outstanding balance of $136,468,000, and an effective interest rate of 8.06%.

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

The Company was in compliance with the covenants and requirements of its various debt financings as of June 30, 2000. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the six months ended June 30, 2000, the Company's operating activities provided cash flow of $16,310,000. Investing activities utilized cash of $14,535,000 for real estate investments and development, offset by proceeds from real estate sales of $38,504,000. Financing activities utilized net cash flow of $39,306,000 consisting of the net proceeds from bank borrowings and mortgage loans of $32,631,000 and net proceeds from the issuance of common stock of $971,000, offset by repayment of bank borrowings and mortgage loans of $35,900,000, payment of dividends and distributions of $16,123,000, and the repurchase of 1,209,805 shares of common stock for $20,885,000.

Common stock dividends declared for the first and second quarters of 2000 were $0.42 per share. Distributions declared for the first and second quarters of 2000 were $0.42 per OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 2000 amounted to $10,930,000 and $22,103,000, respectively. During the same periods in 1999, FFO amounted to $11,489,000 and $22,735,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding extraordinary items, such as gains (losses) from debt restructurings, and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.
Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.

                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                            2000         1999         2000         1999

Funds    From Operations (in thousands):


      Net income                         $ 7,511       $15,267      $30,742      $24,078
      Add:
         Depreciation and amortization     3,380         2,933        6,523        5,905
         Minority interest                    33            34           66           65
         Extraordinary item                 -              298         -             298
         (Gain) loss on sales                  6        (7,043)     (15,228)      (7,611)

      Funds From Operations              $10,930       $11,489      $22,103      $22,735



ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company balances its borrowings between fixed and variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                    Twelve Month Period Ending June 30,
                                                                                                              Fair
                              2001        2002        2003       2004      2005     Thereafter   Total       Value

Variable rate LIBOR debt     $    55    $136,528    $    66    $   72    $ 4,325         -      $141,046    $141,046
Average interest rate          8.78%       7.52%      8.78%     8.78%      8.78%         -         7.56%       7.56%

Fixed rate debt              $ 3,485    $ 26,474    $21,455    $3,334    $27,992     $117,890   $200,630    $194,858
Average interest rate          7.34%       7.48%      7.07%     7.37%      7.20%        7.37%      7.33%       8.06%

As the table incorporates only those exposures that exist as of June 30, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

 None

Item 2.  CHANGES IN SECURITIES

 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

 None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual stockholders' meeting on May 18, 2000 to consider the following proposals:

 1. To elect five directors by the holders of the Common Stock for the ensuing year.

 2. To ratify the appointment by the Board of Directors of the Company's independent public accountants for the year ending December 31, 2000.

All proposals were approved. Following are the results of the voting for proposals 1 and 2:

                                                    For      Against     Abstain

1.  To elect five directors to serve until the
    next annual meeting of stockholders         15,115,066      -        200,281

2.  To ratify the appointment by the Board of
    Directors of the Company's independent
    public accountants                          15,259,565    38,460      17,322

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

        10.29* Loan Agreement dated as of July 27, 2000, between
               Bedford Property Investors, Inc. as Borrower and Security Life of Denver Insurance Company as Lender is incorporated herein by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarter ended June 30, 2000.

        10.30* Loan Agreement dated as of July 27, 2000, between
               Bedford Property Investors, Inc. as Borrower and Security Life of Denver Insurance Company as Lender is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarter ended June 30, 2000.

        27*    Financial Data Schedule

* Filed herewith

B.      Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: August 4, 2000

        BEDFORD PROPERTY INVESTORS, INC.
                         (Registrant)


     By:  /s/ HANH KIHARA
          Hanh Kihara
          Senior Vice President and
          Chief Financial Officer


     By:  /s/ KRISTA K. ROWLAND
          Krista K. Rowland
          Vice President Controller