Form 10-Q
period 2000-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2000-11-03
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                            Outstanding as of November 3, 2000
Common Stock, $0.02 par value                           17,652,521


                 BEDFORD PROPERTY INVESTORS, INC.

                              INDEX



PART I.  FINANCIAL INFORMATION                                      Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                             1

Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
and December 31, 1999                                                 2

Consolidated Statements of Income for the three and nine months ended
September 30, 2000 and 1999 (Unaudited)                               3

Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999 and the nine months ended September 30, 2000
(Unaudited)                                                           4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2000 and 1999 (Unaudited)                               5

Notes to Consolidated Financial Statements                         6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                     14-19

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                    20

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                          21

SIGNATURES                                                           22

Exhibit 27                                                           23


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


               BEDFORD PROPERTY INVESTORS, INC.
                  CONSOLIDATED BALANCE SHEETS
  AS OF SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999
      (in thousands, except share and per share amounts)

                                                   September 30, 2000     December 31, 1999
Assets:

Real estate investments:
  Industrial buildings                                  $300,636               $279,367
  Office buildings                                       287,534                294,420
  Operating properties held for sale                      20,262                 80,563
  Properties under development                            10,189                 19,246
  Land held for development                                6,029                  6,137
                                                         624,650                679,733
  Less accumulated depreciation                           33,067                 28,695
                                                         591,583                651,038
Cash                                                       3,004                  1,584
Other assets                                              34,741                 18,788
                                                        $629,328               $671,410

Liabilities and Stockholders' Equity:

Bank loan payable                                       $ 80,396               $137,156
Mortgage loans payable                                   225,104                206,880
Accounts payable and accrued expenses                     11,136                  9,767
Dividend and distributions payable                         7,993                  8,270
Other liabilities                                          6,913                  7,928

    Total liabilities                                    331,542                370,001

Minority interest in consolidated partnership              1,229                  1,229

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued and
   outstanding 17,665,180 shares in 2000 and
   19,613,472 shares in 1999                                 353                    392
 Additional paid-in capital                              314,647                353,220
 Accumulated dividends in
    excess of net income                                 (18,443)               (53,432)
      Total stockholders' equity                         296,557                300,180

                                                        $629,328               $671,410

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                          (Unaudited)
       (in thousands, except share and per share amounts)


                                                        Three Months                Nine Months
                                                     2000          1999         2000          1999

Property operations:
   Rental income                                   $ 24,662      $ 22,475      $ 74,011      $ 66,180
   Rental expenses:
        Operating expenses                            4,149         3,396        12,491        10,288
        Real estate taxes                             2,034         1,849         6,868         5,629
        Depreciation and amortization                 3,537         3,149        10,060         9,054

Income from property operations                      14,942        14,081        44,592        41,209

General and administrative expenses                    (830)         (669)       (2,656)       (2,632)
Interest income                                         203            40           310           121
Interest expense                                     (6,626)       (4,796)      (18,975)      (13,212)

Income before gain on sales of real estate
     investments and minority interest                7,689         8,656        23,271        25,486

Gain on sales of real estate investments, net        20,200           190        35,427         7,801
Minority interest                                       (35)          (31)         (101)          (96)

Income before extraordinary item                     27,854         8,815        58,597        33,191
Loss on early extinguishment of debt                   -             -             -             (298)

Net income                                         $ 27,854     $   8,815      $ 58,597      $ 32,893

Earnings per share - basic:
   Income before extraordinary item                $   1.54     $    0.41      $   3.16      $   1.51
   Extraordinary item - loss on early
      extinguishment of debt                           -             -             -            (0.01)

Net income per share - basic                       $   1.54     $    0.41      $   3.16      $   1.50

Weighted average number of shares - basic        18,074,925    21,591,869    18,537,680    21,954,307

Earnings per share - diluted:
   Income before extraordinary item                $   1.52     $    0.41      $   3.12      $   1.50
   Extraordinary item - loss on early
      extinguishment of debt                           -             -             -            (0.01)

Net income per share - diluted                     $   1.52     $    0.41      $   3.12      $   1.49

Weighted average number of shares - diluted      18,396,361    21,744,843    18,784,051    22,103,719


See accompanying notes to consolidated financial statements.

               BEDFORD PROPERTY INVESTORS, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1999 AND
     THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)
           (in thousands, except per share amounts)

                                                                         Accumulated     Total
                                                          Additional     dividends       stock-
                                              Common      paid-in        in excess of    holders'
                                               stock      capital        net income      equity

Balance, December 31, 1998                     $ 453     $407,760        $(60,624)       $347,589

Issuance of common stock                           6        1,978            -              1,984

Repurchase and retirement of common stock        (67)     (56,518)           -            (56,585)

Net income                                         -         -             39,855          39,855

Dividends to common stockholders
 ($1.56 per share)                                 -         -            (32,663)        (32,663)


Balance, December 31, 1999                     $ 392     $353,220        $(53,432)       $300,180

Issuance of common stock                           6        2,844            -              2,850

Repurchase and retirement of common stock        (45)     (41,417)           -            (41,462)

Net income                                         -         -             58,597          58,597

Dividends to common stockholders
 ($1.29 per share)                                 -         -            (23,608)        (23,608)

Balance, September 30, 2000                    $ 353     $314,647        $(18,443)       $296,557


See accompanying notes to consolidated financial statements.


                     BEDFORD PROPERTY INVESTORS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (Unaudited)
                              (in thousands)

                                                                                 2000            1999

Operating Activities:
  Net income                                                                  $  58,597       $  32,893
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                                               101              96
    Depreciation and amortization                                                11,484          10,389
    Gain on sales of real estate investments, net                               (35,427)         (7,801)
    Change in other assets                                                       (4,873)         (4,462)
    Change in accounts payable and
      accrued expenses                                                              765           1,559
    Change in other liabilities                                                    (960)          1,036

Net cash provided by operating activities                                     $  29,687       $  33,710

Investing Activities:
  Deposit for future acquisitions                                             $ (16,277)      $    -
  Investments in real estate                                                    (23,011)        (79,380)
  Proceeds from sales of real estate investments, net                           113,121          19,346

Net cash provided (used) by investing activities                              $  73,833       $ (60,034)

Financing Activities:
  Proceeds from bank loan payable, net of loan costs                          $  59,800       $ 107,044
  Repayments of bank loan payable                                              (116,856)       (118,343)
  Proceeds from mortgage loans payable, net of loan costs                        30,221         107,386
  Repayments of mortgage loans payable                                          (12,666)         (8,262)
  Issuance of common stock                                                        2,850           1,389
  Redemption of partnership units                                                  -               (160)
  Payment of dividends and distributions                                        (23,987)        (24,617)
  Repurchase and retirement of common stock                                     (41,462)        (38,060)

Net cash (used) provided by financing activities                              $(102,100)      $  26,377

Net increase in cash                                                          $   1,420       $      53
Cash at beginning of period                                                       1,584           1,286

Cash at end of period                                                         $   3,004       $   1,339

Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of amounts capitalized of
   $1,691 in 2000 and $1,551 in 1999                                          $  17,777       $  11,628

See accompanying notes to consolidated financial statements.



                    BEDFORD PROPERTY INVESTORS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                           SEPTEMBER 30, 2000


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

Note 2. Real Estate Investments

As of September 30, 2000, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                         Number of                      Percent
                                         Properties        Cost         of Total

Industrial buildings                        60           $300,636         48%
Office buildings                            27            287,534         46%
Operating properties held for sale           6             20,262          3%
Properties under development                 6             10,189          2%
Land held for development                    6              6,029          1%

Total                                      105           $624,650        100%


The following table sets forth the Company's real estate investments as of September 30, 2000 (in thousands):

                                                                                            Less
                                                                     Development     Accumulated
                                               Land      Building    In-Progress    Depreciation      Total

Industrial buildings
Northern California                          $ 44,238    $107,491          -           $ 11,180     $140,549
Arizona                                        20,218      55,906          -              3,674       72,450
Southern California                            18,308      42,656          -              4,015       56,949
Greater Seattle Area                            3,409       8,410          -                309       11,510


Total industrial buildings                     86,173     214,463          -             19,178      281,458


Office buildings
Northern California                             5,781      21,477          -              1,296       25,962
Arizona                                        11,954      27,789          -              1,497       38,246
Southern California                             9,361      21,634          -              1,672       29,323
Colorado                                        6,562      52,544          -              2,556       56,550
Greater Seattle Area                           16,795     100,786          -              5,100      112,481
Nevada                                          2,102      10,749          -                852       11,999


Total office buildings                         52,555     234,979          -             12,973      274,561


Operating properties held for sale
Greater Kansas City Area                          812       1,415          -                 58        2,169
Texas                                           4,056       8,782          -                466       12,372
Colorado                                        1,911       3,286          -                392        4,805


Total operating properties held for sale        6,779      13,483          -                916       19,346


Properties under development
Northern California                               500        -            1,690            -           2,190
Colorado                                        4,918        -            3,081            -           7,999


Total properties under development              5,418        -            4,771            -          10,189


Land held for development
Northern California                             2,357        -             -               -           2,357
Southern California                               705        -             -               -             705
Colorado                                        2,323        -             -               -           2,323
Arizona                                           644        -             -               -             644


Total land held for development                 6,029        -             -               -           6,029


Total                                        $156,954    $462,925        $4,771        $ 33,067     $591,583

Company personnel directly manage all but six of the Company's properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Lenexa, Kansas; Denver, Colorado; and Seattle, Washington. For the six properties located in markets not served by one of the Company's regional offices, the Company has subcontracted management to local firms. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Income from property operations for operating properties held for sale as of September 30, 2000 was $1,509,000 and $1,496,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Company has contractual construction commitments of approximately $8.4 million as of September 30, 2000 relating to seven of its properties under development and one of its office properties.

Gain on sales
During the first quarter 1999, the Company sold an industrial property in South San Francisco, California for a net sale price of $1,789,000, which resulted in a gain of approximately $568,000.

In the second quarter 1999, the Company sold an office property in Salt Lake City, Utah and a 1.35 acre parcel of land in Vista, California for net sale prices totaling $13,545,000, which resulted in an aggregate gain of approximately $7,043,000.

During the third quarter 1999, the Company sold an industrial property in Modesto, California for a net sale price of $4,012,000, which resulted in a gain of approximately $218,000. The sales of the properties in Salt Lake City, Utah and Modesto, California were completed as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code in which the Company acquired four properties.

During the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,339,000, which resulted in an aggregate gain of approximately $15,234,000.

In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a loss of approximately $6,000.

During the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,617,000, which resulted in an aggregate net gain of approximately $20,200,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas. The sale of the property in Mountain View, California was completed as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code in which the Company has identified a property for future acquisition. Net proceeds of approximately $16,277,000, which are being held by a qualified third party exchange accommodator, are classified as other assets as of September 30, 2000.


Note 3.  Debt

Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility led by Bank of America. Under this facility, which matures
June 1, 2001, the Company can borrow up to $175 million on a secured basis.
The facility also contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of September 30, 2000, the facility, which was all secured, had an outstanding balance of $80,396,000, with an interest rate of LIBOR plus 1.35%. The credit facility is secured by mortgages on 28 properties, which properties collectively accounted for approximately 29% of the Company's annualized base rent and approximately 31% of the Company's total real estate assets as of September 30, 2000, together with the rental proceeds from such properties.
The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. As of September 30, 2000, the Company was in compliance with the covenants and requirements of its revolving credit facility.

The daily weighted average amount owed to the bank was $132,538,000 and $105,569,000 for the nine months ended September 30, 2000 and 1999, respectively. The weighted average interest rates in each of these periods was 7.68% and 6.34%, respectively. The effective interest rate at September 30, 2000 was 7.98%.

Mortgage Loans Payable

In May 1999, the Company obtained a total of $108 million of mortgage financing from TIAA. The financing consists of a $43.45 million 10-year loan, a $37.2 million 8-year loan, and a $27.35 million 6-year loan, all with interest at a fixed rate of 7.17%. In November 1999, the Company obtained an additional $22.15 million mortgage loan from TIAA. The loan has a 7-year term with interest at a fixed rate of 7.95%. In December 1999, the Company obtained a $4.6 million mortgage loan from Union Bank. The loan has a 5-year term with interest at a variable rate of LIBOR plus 2.50%. In July 2000, the Company obtained a total of $30.89 million of mortgage financing from Security Life of Denver Insurance Company. The loans have a five year term with options to renew for four additional five year terms. Interest on the mortgages are at a variable rate of LIBOR plus 1.40%. Proceeds of the mortgage loans, net of loan costs, were used to pay down a portion of the outstanding balance of the Company's $175 million line of credit.

In September 2000, proceeds from the sale of real estate assets were used to pay down $9,184,000 on the 7.5% note due January 1, 2002 and to pay $918,000 in full satisfaction of the 7.17% note due April 1, 2009.

Mortgage loans payable at September 30, 2000 consist of the following (in thousands):

   7.50% note due January 1, 2002                                  $  14,378
   7.02% note due March 15, 2003                                      19,003
   Floating rate note due January 1, 2005, current rate of 9.28%       4,566
   7.17% note due June 1, 2005                                        26,836
   8.90% note due July 31, 2006                                        8,382
   6.91% note due July 31, 2006                                       20,015
   7.95% note due December 1, 2006                                    21,933
   7.17% note due June 1, 2007                                        36,501
   7.17% note due June 1, 2009                                        42,633
   Floating rate note due August 1, 2025, current rate of 8.02%        7,467
   Floating rate note due August 1, 2025, current rate of 8.02%       23,390
                                                                    $225,104

The mortgage loans are collaterized by 48 properties at September 30, 2000, which properties collectively accounted for approximately 56% of the Company's annualized base rents and approximately 54% of the Company's total real estate assets as of September 30, 2000, together with the rental proceeds from such properties. The Company was in compliance with the covenants and requirements of its various mortgage financings as of September 30, 2000.

The following table presents scheduled principal payments on mortgage loans as of September 30, 2000 (in thousands):

   Twelve month period ending September 30, 2001                    $  3,739
   Twelve month period ending September 30, 2002                      17,832
   Twelve month period ending September 30, 2003                      21,861
   Twelve month period ending September 30, 2004                       3,881
   Twelve month period ending September 30, 2005                      32,683
        Thereafter                                                   145,108
                                                                    $225,104
Note 4.  Segment Disclosure

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


                              For the nine months ended September 30, 2000 (in thousands, except percentages)

                               Northern               Southern                                    Corporate
                               California  Southwest  California  Northwest   Midwest   Colorado  & Other    Consolidated

Rental income                  $ 24,944    $ 14,264   $ 10,247    $ 14,330   $  3,615   $ 6,611   $   -      $ 74,011
Operating expenses and real
   estate taxes                   5,332       4,082      1,985       4,363      1,198     2,399       -        19,359
Depreciation and
    amortization                  3,587       1,844      1,413       2,445        (86)      857       -        10,060


Income from property
    operations                   16,025       8,338      6,849       7,522      2,503     3,355       -        44,592

Percent of income from
    property operations             36%         19%        15%         16%         6%        8%         0%       100%

General and administrative
    expenses                       -           -          -           -          -         -        (2,656)    (2,656)
Interest income(1)                   20           1       -              1          1      -           287        310
Interest expense                   -           (336)      -           -          -         -       (18,639)   (18,975)


Income before gain on sales
    of real estate investments
    and minority interest        16,045       8,003      6,849       7,523      2,504     3,355    (21,008)    23,271

Gain (loss) on sales of real
    estate investments           26,019        (493)        (6)      5,558      4,349      -          -        35,427
Minority interest                  -           -          -           -          -         -          (101)      (101)

Net income                     $ 42,064    $  7,510   $  6,843    $ 13,081   $  6,853   $ 3,355   $(21,109)  $ 58,597

Real estate investments        $196,385    $126,371   $ 92,664    $129,400   $  5,205   $74,625   $   -      $624,650

Additions (dispositions) of
    real estate investments    $ (8,872)   $ (7,141)  $ (1,794)   $(20,981)  $(25,088)  $ 8,793   $   -      $(55,083)


Total assets                   $209,415    $118,146   $103,668    $117,145   $ 11,453   $65,668   $  3,833   $629,328

(1) The interest income in the Northern California, Southwest, Northwest, and Midwest segments represents interest earned from tenant notes receivable.



                            For the nine months ended September 30, 1999 (in thousands, except percentages)

                             Northern               Southern                                   Corporate
                             California  Southwest  California  Northwest   Midwest  Colorado  & Other    Consolidated

Rental income                $ 24,693    $ 11,361   $  8,981    $ 10,760   $ 3,959   $ 6,422   $      4   $ 66,180
Operating expenses and real
  estate taxes                  5,258       2,823      1,710       2,683     1,014     2,129        300     15,917
Depreciation and
  amortization                  3,063       1,588      1,230       1,686       622       865       -         9,054

Income from property
  operations                   16,372       6,950      6,041       6,391     2,323     3,428       (296)    41,209

Percent of income from
  property operations             40%         17%        15%         15%        6%        8%        (1%)      100%

General and administrative
  expenses                       -           -          -           -         -         -        (2,632)    (2,632)
Interest income(1)                 18        -          -              3      -         -           100        121
Interest expense                 -           -          -           -         -         -       (13,212)   (13,212)

Income before gain on sales
  of real estate investments
  and minority interest        16,390       6,950      6,041       6,394     2,323     3,428    (16,040)    25,486

Gain on sales of real estate
  investments                   7,756        -            45        -         -         -          -         7,801
Minority interest                -           -          -           -         -         -           (96)       (96)


Income before
  extraordinary item           24,146       6,950      6,086       6,394     2,323     3,428    (16,136)    33,191
Loss on early
  extinguishment of debt         (298)       -          -           -         -         -          -          (298)

Net income                   $ 23,848    $  6,950   $  6,086    $  6,394   $ 2,323   $ 3,428   $(16,136)  $ 32,893

Real estate investments      $202,233    $125,475   $ 94,590    $148,983   $35,112   $60,968   $   -      $667,361


Additions (dispositions) of
  real estate investments    $ (7,356)   $ 16,043   $ 17,192    $ 35,733   $ 2,901   $ 2,867   $   -      $ 67,380


Total assets                 $212,641    $115,871   $100,432    $133,734   $34,041   $60,152   $  5,757   $662,628


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.


Note 5.  Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                    Three Months Ended September 30,    Nine Months Ended September 30,


                                                        2000            1999                 2000             1999

Basic:

Income before extraordinary item                    $    27,854     $     8,815         $    58,597     $    33,191
Extraordinary item - loss on early
    extinguishment of debt                                 -               -                   -               (298)

Net income                                          $    27,854     $     8,815         $    58,597     $    32,893

Weighted average number of shares - basic            18,074,925      21,591,869          18,537,680      21,954,307

Earnings per share:
Income before extraordinary item                    $      1.54     $      0.41         $      3.16     $      1.51
Extraordinary item - loss on early
    extinguishment of debt                                 -               -                   -              (0.01)

Net income for basic earnings per share             $      1.54     $      0.41         $      3.16     $      1.50

Diluted:

Income before extraordinary item                    $    27,854     $     8,815         $    58,597     $    33,191
Add: Minority Interest                                       35              31                 101              96
Extraordinary item - loss on early
    extinguishment of debt                                 -               -                   -               (298)

Net income for diluted earnings per share           $    27,889     $     8,846         $    58,698     $    32,989

Weighted average number of shares (from above)       18,074,925      21,591,869          18,537,680      21,954,307
Weighted average shares of dilutive stock
  options using average period stock price
  under the treasury stock method                        79,174          74,984              49,488          65,523
Weighted average shares issuable upon the
  conversion of operating partnership units              77,992          77,990              77,992          83,889
Weighted average shares of non-vested restricted
  stock using average period stock price under
  the treasury stock method                             164,270            -                118,891            -

Weighted average number of shares - diluted          18,396,361      21,744,843          18,784,051      22,103,719

Earnings per share:
Income before extraordinary item                    $      1.52     $      0.41         $      3.12     $      1.50
Extraordinary item - loss on early
    extinguishment of debt                                 -               -                   -              (0.01)
Net income for diluted earnings per share           $      1.52     $      0.41         $      3.12     $      1.49

Note 6.  Related Party Transactions

The Company's activities relating to the acquisition of new properties and debt and equity financings have been performed by Bedford Acquisitions, Inc. (BAI) pursuant to a written contract dated January 1, 1995, as amended. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i)
1 1/2% of the gross amount of the aggregate purchase price of the properties for acquisition and disposition, up to 1 1/2% of any loans arranged by BAI, plus 5% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisitions, dispositions, loans or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and is renewable at the option of the Company for additional on-year terms. The current agreement will expire on January 1, 2001.

For the nine months ended September 30, 2000 and 1999, the Company paid BAI $2,104,000 and $2,266,000, respectively, for acquisition, disposition, and financing activities performed pursuant to the foregoing arrangements. The Company believes that since the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and capitalized as part of the asset or financing activities.

Note 7.  Subsequent Events

In October 2000, the Company sold two office properties, one industrial property, and a 1.43 acre parcel of land for contract prices totaling $17.995 million. The office properties, consisting of 102,848 rentable square feet, are located in Austin, Texas, and Overland Park, Kansas. The industrial building, consisting of 68,580 rentable square feet, and the land parcel are located in Farmers Branch, Texas. The Company used proceeds from the sales to pay down a portion of the outstanding balance of the Company's $175 million line of credit.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Increases in revenues and expenses for the three and nine months ended September 30, 2000 when compared with the same period in 1999 were due primarily to property additions during 1999, offset in part by the sales of operating properties in 2000 and 1999 as follows:

                         Activities from January 1, 1999          Activities from October 1, 1999
                             to September 30, 1999                    to September 30, 2000
                          Number of            Square              Number of            Square
                     Operating Properties       Feet          Operating Properties      Feet

      Acquisitions
         Industrial           4                231,893                  1                 101,835
         Office               4                280,640                  -                    -

                              8                512,533                  1                 101,835

      Development
         Industrial           -                   -                     8                 443,895
         Office               -                   -                     3                 168,251

                              -                   -                    11                 612,146
      Sales
         Industrial           2                275,932                 15               1,020,163
         Office               1                114,352                  3                 211,356

                              3                390,284                 18               1,231,519

The increase in net income for the nine months ended September 30, 2000 when compared with the same period in 1999 was primarily due to gain on sales of operating properties, discussed below.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $861,000 or 6% in 2000 compared with 1999. This is due to an increase in rental income of $2,187,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $1,326,000.

The increase in rental income and expenses is primarily attributable to properties acquired in 1999 and, to a lesser extent, properties developed during 1999 and 2000. These activities increased rental income and rental expenses in 2000 by $2,218,000 and $1,316,000, respectively, as compared to 1999. This was partially offset by the sale of three industrial properties and one office property in 1999, and the sale of fourteen industrial properties and three office properties in 2000, which resulted in a reduction in rental income and rental expenses of $1,350,000 and $335,000, respectively. The remaining increase in rental income is due to an overall increase in rental rates. The remaining increase in rental expenses is mainly due to increases in property tax assessments.


Expenses
Interest expense, which includes amortization of loan fees, increased $1,830,000 or 38% in 2000 compared with 1999. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1999 and 2000 and the repurchase of shares since November 1998. The amortization of loan fees was $432,000 and $346,000 in the third quarter of 2000 and 1999, respectively. General and administrative expense increased $161,000 or 24% in the third quarter of 2000 compared with 1999, primarily the result of increased stock compensation costs.

Gain on sales
During the third quarter 1999, the Company sold an industrial property in Modesto, California for a net sale price of $4,012,000, which resulted in a gain of approximately $218,000. The sale was completed as part of a tax-deferred exchange, under Section 1031 of the Internal Revenue Code, in which the Company acquired one property located in Phoenix, Arizona.

During the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,617,000, which resulted in an aggregate net gain of approximately $20,200,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.
The sale of the property in Mountain View, California was completed as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code in which the Company has identified a property for future acquisition. Net proceeds of approximately $16,277,000, which are being held by a qualified third party exchange accommodator, are classified as other assets as of September 30, 2000.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $3,383,000 or 8% in 2000 compared with 1999. This is due to an increase in rental income of $7,831,000 partially offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $4,448,000.

The increase in rental income and expenses is primarily attributable to properties acquired in 1999 and, to a lesser extent, properties developed during 1999 and 2000. These activities increased rental income and rental expenses in 2000 by $8,062,000 and $3,730,000, respectively, as compared to 1999. This was partially offset by the sale of three industrial properties and one office property in 1999, and the sale of fourteen industrial properties and three office properties in 2000, which resulted in a reduction in rental income and rental expenses of $3,388,000 and $1,170,000, respectively. The remaining increase in rental income is due to an overall increase in rental rates. The remaining increase in rental expenses is mainly due to increases in property tax assessments.

Expenses
Interest expense, which includes amortization of loan fees, increased $5,763,000 or 44% in 2000 compared with 1999. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1999 and 2000 and the repurchase of shares since November 1998. The amortization of loan fees was $1,210,000 and $1,113,000 in the first nine months of 2000 and 1999, respectively.

Gain on sales
During the first quarter 1999, the Company sold an industrial property in South San Francisco, California for a net sale price of $1,789,000, which resulted in a gain of approximately $568,000.

In the second quarter 1999 the Company sold an office property in Salt Lake City, Utah and a 1.35 acre parcel of land in Vista, California for net sale prices totaling $13,545,000, which resulted in an aggregate gain of approximately $7,043,000.

During the third quarter 1999, the Company sold an industrial property in Modesto, California for a net sale price of $4,012,000, which resulted in a gain of approximately $218,000. The sales of the properties in Salt Lake City, Utah and Modesto, California were completed as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code in which the Company acquired four properties.

During the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,339,000, which resulted in an aggregate gain of approximately $15,234,000.

In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a loss of approximately $6,000.

During the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,617,000, which resulted in an aggregate net gain of approximately $20,200,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.
The sale of the property in Mountain View, California was completed as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code in which the Company has identified a property for future acquisition. Net proceeds of approximately $16,277,000, which are being held by a qualified third party exchange accommodator, are classified as other assets as of September 30, 2000.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 1, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of September 30, 2000, the facility, which was all secured, had an outstanding balance of $80,396,000, and an effective interest rate of 7.98%.

In May, 1999, the Company obtained a total of $108 million of mortgage financing from TIAA. The financing consists of a $43.45 million 10-year loan, a $37.2 million 8-year loan, and a $27.35 million 6-year loan, all with interest at a fixed rate of 7.17%. In November 1999, the Company obtained an additional $22.15 million mortgage loan from TIAA. The loan has a 7-year term with interest at a fixed rate of 7.95%. In December 1999, the Company obtained a $4.6 million mortgage loan from Union Bank. The loan has a 5-year term with interest at a variable rate of LIBOR plus 2.50%. In July 2000, the Company obtained a total of $30.89 million of mortgage financing from Security Life of Denver Insurance Company. The loans have a five year term with options to renew for four additional five year terms. Interest on the mortgages are at a variable rate of LIBOR plus 1.40%. Proceeds from the mortgage loans, net of loan costs, were used to pay down a portion of the outstanding balance of the Company's $175 million line of credit.

The Company was in compliance with the covenants and requirements of its various debt financings as of September 30, 2000. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the nine months ended September 30, 2000, the Company's operating activities provided cash flow of $29,687,000. Investing activities utilized cash of $39,288,000 for real estate investments and development, offset by proceeds from real estate sales of $113,121,000. Financing activities utilized net cash flow of $102,100,000 consisting of the net proceeds from bank borrowings and mortgage loans of $90,021,000 and net proceeds from the issuance of common stock of $2,850,000, offset by repayment of bank borrowings and mortgage loans of $129,522,000, payment of dividends and distributions of $23,987,000, and the repurchase of 2,263,122 shares of common stock for $41,462,000.

Common stock dividends declared for the first and second quarters of 2000 were $0.42 per share, and $0.45 per share for the third quarter. Distributions declared for the first and second quarters of 2000 were $0.42 per OP Unit, and $0.45 per OP Unit for the third quarter. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, share repurchases, and development of properties from (i) cash flow from operations, (ii) borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), and (iii) the sale of certain real estate investments.

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

Potential Factors Affecting Future Operating Results

At the present time, borrowings under the Company's credit facility, the $4.6 million mortgage loan from Union Bank, and the $30.89 million mortgage loans from Security Life of Denver Insurance Company bear interest at floating rates. The Company recognizes that its results from operations may be negatively impacted by future increases in interest rates and substantial additional borrowings to finance property acquisitions, development projects and share repurchases.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and nine months ended September 30, 2000 amounted to $11,226,000 and $33,331,000, respectively. During the same periods in 1999, FFO amounted to $11,805,000 and $34,540,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.
Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                             2000            1999          2000            1999

Funds From Operations (in thousands, except share amounts):


      Net Income                              $27,854        $ 8,815        $58,597        $32,893
      Adjustments:
         Depreciation and amortization          3,537          3,149         10,060          9,054
         Minority interest                         35             31            101             96
         Extraordinary item                      -              -              -               298
         Gain on sales, net                   (20,200)          (190)       (35,427)        (7,801)

      Funds from operations                   $11,226        $11,805        $33,331        $34,540

      Weighted average number of
        shares - diluted:                  18,396,361     21,744,843     18,784,051     22,103,719


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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                            Twelve Month Period Ending September 30,
                                                                                                             Fair
                               2001       2002       2003      2004      2005     Thereafter    Total       Value

Variable rate LIBOR debt     $80,854    $   497    $   539    $  584   $ 4,883    $ 28,462    $115,819    $115,819
Average interest rate          7.98%      8.17%      8.17%     8.17%     9.14%       8.02%       8.04%       8.04%

Fixed rate debt              $ 3,281    $17,335    $21,322    $3,297   $27,800    $116,646    $189,681    $186,098
Average interest rate          7.32%      7.46%      7.07%     7.35%     7.19%       7.37%       7.32%       7.85%

As the table incorporates only those exposures that exist as of September 30, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.


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

Dated: November 3, 2000

        BEDFORD PROPERTY INVESTORS, INC.
                         (Registrant)


     By:  /s/ HANH KIHARA
          Hanh Kihara
          Senior Vice President and
          Chief Financial Officer


     By:  /s/ KRISTA K. ROWLAND
          Krista K. Rowland
          Vice President Controller