Form 10-K
period 2000-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2001-03-29
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 15, 2001 was approximately $322,358,000. The number of shares of Registrant's Common Stock, par value $0.02 per share, outstanding as of March 15, 2001 was 17,814,950.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 17, 2001, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

When used in this annual report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the sections entitled "Potential Factors Affecting Future Operating Results" and "Qualitative and Quantitative Disclosures About Market Risk" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

The Company

Bedford Property Investors, Inc. is a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2000, the Company owned and operated, either directly or through wholly-owned subsidiaries, 86 properties aggregating approximately 6.9 million rentable square feet. Of these 86 properties (the "Properties"), there are 61 industrial (the "Industrial Properties") and 25 suburban office (the "Suburban Office Properties"). As of December 31, 2000, the Properties were approximately 97% leased to 466 tenants. The Properties are located in Northern and Southern California, Washington, Arizona, Nevada and Colorado.

In addition to the Properties, the Company owns one suburban office and four office-flex development projects totaling 365,045 rentable square feet. During 2000, the Company completed the shell construction and began the initial lease-up on two of these projects, which were approximately 67% leased as of December 31, 2000.

The Company seeks to grow its asset base through the development of new industrial and suburban office properties as well as through the acquisition of industrial and suburban office properties and portfolios of such properties.
The Company's strategy is to operate in suburban markets that are experiencing, or are expected by the Company to experience, superior economic growth and that are subject to limitations on the development of similar properties. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space. In addition, the Company believes that certain supply-side constraints, such as limited availability of undeveloped land in a market, increase a market's potential for higher than average rental growth over time. The Company continues to target selected markets in which the Properties are located as well as selected other markets in which the Company has expertise.

Business Objective and Growth Plan

Business Objective

The Company's business objective is to increase stockholders' long-term total return through increases in the dividend and the appreciation in value of the Common Stock. To achieve this objective, the Company seeks to (i) increase cash flow by internal growth of rents from its existing Properties, (ii) develop new industrial and suburban office properties, (iii) acquire quality industrial and suburban office properties and/or portfolios of such properties, and (iv) repurchase its common stock.

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

During 2000, leases for 1,510,323 square feet of space expired with a weighted average base rental rate of $10.91 per square foot. Approximately 91% of this space has been re-leased, and the weighted average base rental rate of the new leases is $13.79 per square foot, an increase of 26.5%. Past performance is not necessarily indicative of results that will be obtained in the future, and no assurance can be given in that regard.

Development

The Company seeks to develop properties in strong markets where (i) demand for space has caused or is expected to cause occupancy rates to remain high, (ii) barriers to entry such as scarcity of land or entitlement challenges exist, and
(iii) the project complements the existing portfolio. The Company's management team has experience in all phases of the development process, including market analysis, site selection, zoning, design, pre-development leasing, construction management and permanent financing. Since 2000, the Company has been especially focused on the development of office tech and flex tech product. These are multi-tenant buildings designed to meet the needs of a wide range of uses. The flex tech product anticipates the changing needs of high-growth tenants and accommodates their need for flexible facility configurations. The Company evaluates the competitive environment, demand and rent trends, and development pipelines before embarking on or acquiring each new development project. The Company is currently in the process of developing properties in Northern and Southern California and Colorado, and is considering developing additional properties in the same markets as well as in the Pacific Northwest. The Company's management team has significant development experience in each of these markets.

The Company's activities relating to the development of new properties, including the due diligence process, are conducted on an exclusive basis by Bedford Acquisitions, Inc. (BAI), a California corporation wholly-owned by Mr. Bedford. BAI receives fees in amounts equal to the lesser of (i) 1 1/2% of the gross amount of the aggregate purchase price of property acquisitions and dispositions, up to 1 1/2% of any loans arranged by BAI, plus 5% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition, loan or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The current agreement with BAI has a one-year term expiring January 1, 2002.

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

Following completion of an initial review of a property, the Company may make a purchase offer, subject to satisfactory completion of its due diligence process. The due diligence process enables the Company to refine its original estimate of a property's potential performance and typically includes a complete review and analysis of the property's physical structure, systems, environmental status and projected financial performance. The due diligence also includes an evaluation of the local market including competitive properties and relevant economic and demographic information. Mr. Bedford (the Chief Executive Officer), along with at least one other officer and one other Board member of the Company, will typically visit each proposed acquisition property before the purchase is closed. Acquisitions of properties for the Company are conducted by BAI as noted above.

Share Repurchase

From November 1998 through the early part of 2000, the Company's stock traded at a discount to its net asset value (estimated based on current cap rate and earning estimates) as a result of the softening of the REIT capital markets. With a dividend yield approximately equal to 9% and an average borrowing cost of 7.24%, the repurchase and retirement of the Company's common stock increases the stockholders' percentage ownership in the Company and therefore brings additional value to that ownership.

In July 1998, the Company's board of directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999 and later to 8 million shares in September 2000. Since November 1998, the Company has repurchased and retired 5.7 million shares at an average price of $17.49 per share.

Corporate Strategies

In pursuing its business objectives and growth plans, the Company intends to:

1. Pursue a Market Driven Strategy.

The Company's strategy is to continue to operate in suburban markets which are experiencing, or are expected by the Company to experience, above average economic growth, and which are, ideally, subject to supply-side constraints.
The metropolitan areas in which the Company operates have multiple suburban "cores" and it believes that the potential for growth in these metropolitan areas is generally greatest in and around these suburban cores. It is the Company's experience that such suburban cores emerge as jobs move to the suburbs and typically offer a well-trained and well-educated work force, high quality of life and, in many cases, a diversified economic base. The Company focuses on owning, managing, acquiring and developing properties in these suburban cores. Additionally, the Company seeks out real estate markets that are subject to supply-side constraints such as limited availability of undeveloped land and/or geographic, topographic, regulatory and/or infrastructure restrictions. Such restrictions limit the supply of new commercial space, which, when combined with a growing employment and population base, enhances the long-term return potential for an investment in real estate assets.

2. Focus its Efforts in the Western United States.

The Company is currently targeting selected suburban markets in the western United States. Continued economic improvements in these markets, and related improvements in the commercial property markets, as well as the level of investment in industrial or suburban office properties in these markets should provide the potential for attractive returns through increased occupancy levels, rents and real estate values. This geographic focus, combined with management's market experience, contributes to a more thorough understanding of these industrial and suburban office property markets and allows the Company to anticipate trends and therefore to better identify investment opportunities.

During 2000, the Company decided to take advantage of the growth opportunities in the strong markets of the West Coast and exited the slow-velocity markets of the Mid-West by selling all of its operating properties in Kansas and Texas.

3. Develop and Acquire "Service-Flex, Tech-Flex and Office-Tech" Properties.

Among the Company's targeted properties are service and tech-flex industrial properties as well as office-tech buildings. These buildings provide for a wider range of function than that offered by traditional office or industrial properties and are an efficient facility choice for today's high growth technology sector firms that have frequently changing space needs. These properties are divisible into units ranging from approximately 1,500 square feet to approximately 20,000 square feet in order to accommodate multiple tenants of various sizes and needs. The buildings, which generally range in size from 8,000 to 80,000 square feet, have a clear height of 12 to 18 feet and are built using concrete tilt construction with store fronts incorporated in the front elevation and service doors or continued storefront in the back elevation. The Company believes that these properties require more management expertise than other types of industrial properties and that it has developed such expertise. The Company also believes that many potential buyers do not wish or are not well-positioned to undertake such active management. As a result, the Company believes that it often faces fewer competitors for this product and is generally able to acquire these properties at above average yields.

4. Asset Sales

The Company funds a portion of its development and acquisition activities and share repurchase program through the sale of selected assets. Such assets include buildings that have maximized their value or have become obsolete due to their physical attributes. In addition, the Company has redefined its geographical focus in the western United States and sold real estate assets that did not fit this western orientation.

5. Neighborhooding

Neighborhooding describes the expansion in areas where the Company owns existing properties. This strategy capitalizes on management's expertise and knowledge of the local market, economy and tenant needs for expansion. It results in efficiency in property management and therefore enables the Company to acquire or develop properties at greater yields. The Company utilized this concept in developing projects and acquiring properties in Fremont, Napa, Petaluma, and San Diego, California; Phoenix, Arizona; Denver, Colorado; and Federal Way, Washington.

Transactions and Significant Events During 2000

Development and Acquisitions

Development activity during the year included the continued leasing of 389,000 square feet in six projects located in Arizona, Washington, and Northern California, which were shell complete during 1999. As of December 31, 2000, these projects were 94% leased with yields ranging from 11% to 12%. The Company also completed the shell construction and partial lease-up of two projects located in Colorado and Northern California, adding 143,000 square feet to the available inventory. As of December 31, 2000 these projects were 67% leased. In addition, the Company commenced the construction of one new project in Northern California and two new projects in Colorado, which will add approximately 222,000 rentable square feet to the inventory of available space in 2001. This new leasable space provides the Company with a significant opportunity to increase its operating revenue.

The Company also acquired three parcels of vacant land in Napa and Ontario, California, aggregating 21 acres for a total investment of approximately five million dollars. These parcels of land are adjacent to existing Properties. The Company is in the preliminary planning stage to develop industrial or office properties on each of these parcels.

During the year, the Company acquired a 165,000 square foot three-building single-story office complex in Denver, Colorado for $21.5 million. The property is 97% leased and has a first year going-in yield of 9.42%.

Sell Selected Assets

During the year, the Company sold 20 Properties, including 15
Industrial Properties and 5 Suburban Office Properties, aggregating
1.2 million rentable square feet for $135,576,000. In addition, the Company sold one 1.43 acre parcel of land for $160,000. These sales produced gain totaling $38,171,000.

The disposition of one Suburban Office Property was structured as a like-kind exchange to defer approximately $12 million of taxable gain.


The cash proceeds from other sales were used to fund the repurchases of the Company's common stock and pay down debt.

Use of Information Technology

The Company's management has made a significant commitment to employ information technology in all the day-to-day operations of the firm.
A number of steps have been taken during the last two years to digitize internal practices and eliminate redundancies. These steps include the creation of a management information system designed to facilitate real-time dissemination of operating results to field offices. This system provides the framework for timely operations reviews with each Regional Manager, the focus of which are market opportunities and the action steps necessary to take advantage of them. In addition, all basic business functions have been, or are being, digitized to simplify practices, reduce paper-flow, and enhance productivity.

The Company's Markets

The Properties are located in select markets proximate to metropolitan areas in Northern and Southern California, Washington, Arizona, Nevada and Colorado. From 1994 through the early part of 1998 most of these markets were recovering from the economic recession of the early 1990s. During this recovery, these markets were characterized by strong demand for commercial property without significant increases in supply. As the current economic expansion matures, job growth in several of the Company's markets has slowed. Additions to the commercial real estate stock have not been excessive, however, compared to previous cycles, and most of the markets in which the Company operates remain healthy. Accordingly, the Company expects commercial property values to remain in equilibrium during this period of slowing economic growth. Occupancy levels and rents will not be as robust as during the earlier recovery phase, but considering the absence of overbuilding in most markets, they should remain buoyant.

In particular, the Company believes that continuing economic growth in the San Francisco Bay Area (where 32% of the square footage of the Company's Properties are located) and Seattle (where 15% of the square footage of the Company's Properties are located) will result in strong returns on its properties in these markets during the coming year. These markets are particularly attractive as a result of the excellent quality of life they offer. Environmental concerns, as well as topographic and other barriers to entry, have effectively limited significant additions to real estate stock. The 2001 edition of Emerging Trends in Real Estate, a publication of PricewaterhouseCoopers and Lend Lease Real Estate Investments, ranked San Francisco (for the fifth consecutive year) and Seattle, as the number one and number six investment markets in the United States, respectively.

Operating Performance

For the year ended December 31, 2000, the Company reported income before gain on sales and extraordinary item of $29,916,000, on rental revenues of $97,518,000, compared with income before gain on sale and extraordinary item of $32,410,000, on rental revenues of $90,527,000 for the year ended December 31, 1999. Gain on sale of real estate investments for the year ended December 31, 2000 was $38,171,000 compared with gain on sale of real estate investments of $7,743,000 for the year ended December 31, 1999. The Company's Funds From Operations ("FFO": see definition under "Selected Financial Data") for the year ended December 31, 2000 was $43,864,000 as compared to $45,554,000 for the year ended December 31, 1999. The decrease in income before gain on sale and extraordinary item and the decrease in FFO for the year ended December 31, 2000, when compared with income before gain on sale and extraordinary item and FFO for the year ended December 31, 1999, are due to the increased borrowings under the Company's line of credit which were used to partially fund the repurchases of the Company's common stock in 1999. With the share repurchase program, FFO was spread over fewer shares, resulting in the growth of the "per share" amount.

Increase in Dividends on Common Stock

In September 2000, the Company announced a 7% increase in its quarterly Common Stock dividend from $0.42 to $0.45 per share, or $1.80 on an annualized basis. The higher dividend rate commenced with the Company's dividend for the third quarter of 2000. The dividends declared for the four quarters in 2000 totaled $1.74, a 12% increase compared with the dividends declared for the four quarters in 1999.

Credit Facility

In June 1998, the Company amended and restated its secured revolving line of credit facility led by Bank of America. Under the facility, which matures June 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. At December 31, 2000, the facility, which was all secured, had an outstanding balance of $77,320,000, with an interest rate of LIBOR plus 1.35%. The Company was in compliance with the covenants and requirements of its revolving credit facility throughout 2000.

Currently the Company is in the process of renewing the credit facility with its existing bank group.

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

In July 2000, the Company secured $30.89 million of new first mortgage financing from Security Life of Denver Insurance Company. The financing consists of two cross-collateralized five-year loans, each bearing interest at a floating rate of 30-day LIBOR plus 140 basis points with a provision to convert to a fixed rate and extend the term within the first three years. Proceeds of the mortgage loans were used to pay down the outstanding balance of the Company's credit facility.

Dividends

The Company has made regular quarterly distributions to the holders of the Common Stock in each quarter since the second quarter of 1993, having increased the dividend thirteen times since that time from $0.10 per share in the second quarter of 1993 to $0.45 per share in the fourth quarter of 2000. In March 2001, the Company declared a dividend distribution for the first quarter 2001 to its stockholders in the amount of $0.45 per share of Common Stock, payable 15 days after the quarter-end.

Tenants

Based on rentable square feet, as of December 31, 2000, the Suburban Office Properties and Industrial Properties were approximately 97% occupied by a total of 466 tenants, of which 111 were Suburban Office Property tenants and 355 were Industrial Property tenants. The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses.
Financing

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

The Company does not anticipate that cash flow from operations will be sufficient to enable it to repay amounts then outstanding under the credit facility when it becomes due in 2001. The Company expects to make such payment by renewing the credit facility with its existing bank group.

Insurance

The Company carries commercial general liability coverage with primary
limits of $1 million per occurrence and   $2 million in the aggregate,
as well as a $40 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million subject to a deductible of 5-10% of total insurable value per building with respect to the earthquake coverage. Additional flood and earthquake coverage with an aggregate limit of $20 million is provided for property located in California. The Company also carries director and officer liability insurance with an aggregate limit of $10 million, and a fidelity bond in the amount of $1 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

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

Other Information

The Company currently employs 33 full time employees. The Company is not dependent upon a single tenant or a limited number of tenants.


ITEM 2.  PROPERTIES

Real Estate Summary
As of December 31, 2000, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                    Number of                 Percent
                                    Properties      Cost      of Total

Industrial buildings                   60        $ 305,857       47%
Office buildings                       27          310,882       48%
Operating properties held for sale      2            5,226        1%
Properties under development            5           13,702        2%
Land held for development               9           11,721        2%


Total                                 103        $ 647,388      100%





As of December 31, 2000, the Company's real estate investments were diversified by geographic region as follows:

                                               Number of        Investment        % of Total
                                               Properties         Amount          Investment

Industrial buildings
Northern California                                31            $155,023            24
Arizona                                            16              76,560            12
Southern California                                11              61,015             9
Greater Seattle Area                                2              13,259             2

Total industrial buildings                         60             305,857            47

Office buildings
Northern California                                 5              27,984             4
Arizona                                             6              39,802             6
Southern California                                 4              31,215             5
Colorado                                            5              81,384            13
Greater Seattle Area                                6             117,591            18
Nevada                                              1              12,906             2

Total office buildings                             27             310,882            48

Operating properties held for sale
Colorado                                            2               5,226             *

Total operating properties held for sale            2               5,226             1

Properties under development
Northern California                                 1                 983             *
Colorado                                            4              12,719             2

Total properties under development                  5              13,702             2

Land held for development
Northern California                                 3               3,844             *
Southern California                                 2               3,971             *
Colorado                                            3               3,262             *
Arizona                                             1                 644             *

Total land held for development                     9              11,721             2

Total                                             103            $647,388          100%



* Less than 1%

Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the Property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 2000.

               Percentage Occupied/Number of Tenants Occupying 10% or more

                                      1996      1997      1998      1999      2000
Property                             %    #    %    #    %    #    %    #    %    #    Principal Business at December 31, 2000

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa
  Diablo Ind. Park, Concord          100% 1    100% 1    100% 1    100% 1    100% 1    Television cable service.

Building #8 at Contra Costa
  Diablo Ind. Park, Concord          100% 1    100% 1    100% 1    100% 1    100% 1    Warehouse and storage of medical supplies.

Building #18 at
  Mason Ind. Park, Concord            83% 2    100% 2     92% 2    100% 2    100% 2    Warehouse of scaffolding materials and
                                                                                       construction supplies; roofing contractor.

Milpitas Town Center, Milpitas       100% 4    100% 4    100% 3    100% 4    100% 3    Manufacturer of blood glucose meters;
                                                                                       integrated technology solutions;
                                                                                       manufacturer of vacuum pumps and related
                                                                                       parts.

598 Gibraltar Drive, Milpitas        100% 1    100% 1    100% 1    100% 1    100% 1    Electronic computer component manufacturer.

Auburn Court, Fremont                100% 4    100% 4    100% 4     68% 3    100% 4    Research and development of silicon
                                                                                       implants and other medical products;
                                                                                       electronic computer component
                                                                                       manufacturer; computer software
                                                                                       developer; high-performance fiber optic
                                                                                       components supplier.

47650 Westinghouse Drive,
   Fremont                           100% 1    100% 1    100% 1    100% 1    100% 1    Electronic personal computer board
                                                                                       assembly.
               Percentage Occupied/Number of Tenants Occupying 10% or more

                                      1996      1997      1998      1999      2000
Property                             %    #    %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


INDUSTRIAL PROPERTIES (continued)
Northern California (continued)
410 Allerton, South
    San Francisco                    100% 1    100% 1    100% 1    100% 1    100% 1    Candy manufacturer and distributor.

400 Grandview, South
    San Francisco                    100% 5    100% 4    100% 4    100% 4    100% 4    Radiology research and developer; freight
                                                                                       forwarding;
                                                                                       retail display company.

342 Allerton, South
    San Francisco                    100% 4    100% 4    100% 4    100% 4    100% 4    Freight forwarding; food broker.

301 East Grand, South
    San Francisco                    100% 3    100% 3    100% 3     75% 2    100% 3    Freight forwarding; distributor of MRI
                                                                                       equipment; moving company.

Fourier Avenue, Fremont              100% 1    100% 1    100% 1    100% 1    100% 1    Manufacturer of testers and equipment for
                                                                                       semi-conductors.

Lundy Avenue, San Jose               100% 2    100% 2     82% 1    100% 2    100% 2    Testing and distribution of semi-
                                                                                       conductors and other related electronic
                                                                                       components; software sales and
                                                                                       development.

115 Mason Circle, Concord            100% 5    100% 5    100% 5    100% 5    100% 5    Manufacturer and distributor of
                                                                                       pipeline; distributor of fund raising
                                                                                       products; distributor of water purifying
                                                                                       systems; fluid sealing and handling
                                                                                       company.

47600 Westinghouse Drive,
      Fremont                        100% 1    100% 1    100% 1    100% 1    100% 1    Research and development assembly and
                                                                                       testing related to the semi-
                                                                                       conductor/electronics industry.

860-870 Napa Valley Corporate
   Way, Napa                          96% 3     86% 3    100% 3     88% 2     94% 2    Winery; engineering company and software
                                                                                       developer.



               Percentage Occupied/Number of Tenants Occupying 10% or more

                                      1996      1997      1998      1999      2000
Property                             %    #    %    #    %    #    %    #    %    #    Principal Business at December 31, 2000

INDUSTRIAL PROPERTIES (continued)

47633 Westinghouse Drive,
   Fremont                           100% 1    100% 1    100% 1    100% 1    100% 1    Research and development assembly and
                                                                                       testing related to the semi-
                                                                                       conductor/electronics industry.

47513 Westinghouse Drive,
  Fremont                               N/A       N/A    100% 2    100% 2    100% 2    Manufacturer of semi-conductor equipment;
                                                                                       manufacturer and designer of arterial
                                                                                       balloon catheters and other related
                                                                                       devices.

Carneros Commons Phase I,               N/A       N/A       N/A       N/A      0% 0    New development project in lease-up phase.
  Napa

Bordeaux Centre, Napa                   N/A       N/A     38% 2     89% 4    100% 5    Cork manufacturer; marine electronics
                                                                                       distributor; wine storage and
                                                                                       distributor; research and development of
                                                                                       packaging material; and wine club
                                                                                       distributor.

O'Toole Business Park, San Jose       94% 0     90% 0     89% 0    100% 0    100% 1    Manufacturer of peptides used in
                                                                                       pharmaceutical research.

6500 Kaiser Drive, Fremont              N/A    100% 1    100% 1    100% 1    100% 1    Office, research and development,
                                                                                       manufacturer of computers.

Bedford Fremont Business Park,
  Fremont                               N/A    100% 1    100% 1     97% 1     97% 1    Administration and testing of samples for
                                                                                       managed care organizations.

Spinnaker Court, Fremont                N/A    100% 2    100% 2    100% 2    100% 3    Design-to-distribution of computing
                                                                                       solutions; manufacturer of electronic
                                                                                       components for semiconductor; developer
                                                                                       of broadband products and related
                                                                                       components.

2277 Pine View Way, Petaluma            N/A    100% 1    100% 1    100% 1    100% 1    Manufacturer and distributor of eyeglass
                                                                                       lenses for world-wide distribution.


The Mondavi Building, Napa              N/A    100% 1    100% 1    100% 1    100% 1    Wine storage and administration.


               Percentage Occupied/Number of Tenants Occupying 10% or more

                                       1996     1997      1998      1999      2000
Property                              %    #   %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


INDUSTRIAL PROPERTIES (continued)
Northern California (continued)
Monterey Commerce Center 2,
   Monterey                              N/A   100% 1    100% 1    100% 1    100% 1    Language interpretation.

Monterey Commerce Center 3,
   Monterey                              N/A   100% 3    100% 3    100% 3     81% 4    Office equipment sales/service;
                                                                                       telephone/data switching center;
                                                                                       electronic building systems
                                                                                       sales/service/warehousing; pharmaceutical
                                                                                       sales/service/warehousing.

Parkpoint Business Center,
    Santa Rosa                           N/A      N/A    100% 3    100% 3     95% 3    Physical therapy and rehabilitation;
                                                                                       point of sale machine manufacturer;
                                                                                       mortgage broker.

2180 S. McDowell, Petaluma               N/A      N/A    100% 2     81% 1     69% 1    Manufacturer of high-end, commercial
                                                                                       grade sound equipment.

2190 S. McDowell, Petaluma               N/A      N/A    100% 2    100% 2    100% 2    Bread distributor; distributor of
                                                                                       paper and packaging products.

Southern California
Dupont Industrial Center,
    Ontario                            59% 0   100% 1     97% 1    100% 2    100% 1    Distributor of swimming pool supplies.

3002 Dow Business Center,
    Tustin                             99% 0   100% 0     99% 0     99% 0     98% 0    No single tenant over 10%.

Carroll Tech I, San Diego             100% 1   100% 1    100% 1    100% 1    100% 1    Sales and service of point of sales
                                                                                       equipment.

Vista 1, Vista                        100% 1   100% 1      0% 0      0% 0    100% 1    Water purifying components manufacturer.

Vista 2, Vista                        100% 1   100% 1    100% 1    100% 1    100% 1    Manufacturer of graphite golf club shaft.



               Percentage Occupied/Number of Tenants Occupying 10% or more

                                       1996     1997      1998      1999      2000
Property                              %    #   %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


INDUSTRIAL PROPERTIES (continued)
Southern California (continued)
Signal Systems Building,
    San Diego                         100% 1   100% 1    100% 1    100% 1    100% 1    Developer and manufacturer of avionic
                                                                                       diagnostic equipment.

Carroll Tech II, San Diego            100% 1   100% 1    100% 1    100% 1    100% 1    Bio-technology company.

2230 Oak Ridge Way, Vista                N/A   100% 1    100% 1    100% 1    100% 1    Manufacturer of equipment for
                                                                                       circuit board assembly.

6960 Flanders Drive, San Diego           N/A      N/A    100% 1    100% 1    100% 1    Geotechnical and environmental
                                                                                       consultant.

Canyon Vista Center, San Diego           N/A      N/A       N/A    100% 3    100% 3    Designer of interactive entertainment
                                                                                       software; product development testing
                                                                                       and marketing; testing of computer
                                                                                       networking products.

6325 Lusk Blvd., San Diego               N/A      N/A       N/A    100% 2    100% 2    Bio-tech company developing diabetes
                                                                                       self-test products; apparel company.

Colorado
Bryant Street Quad, Denver            100% 3   100% 3    100% 3    100% 3     95% 4    Health care provider; photo processing
                                                                                       lab; developer and manufacturer of
                                                                                       heat exchangers and systems;
                                                                                       distributor of hearth products.

Bryant Street Annex, Denver           100% 2   100% 2    100% 2    100% 2    100% 2    Office supplies distributor;
                                                                                       automotive paint distributor.

Arizona
Westech Business Center, Phoenix       93% 0    96% 0     95% 0     96% 0     95% 0    N/A

Westech II, Phoenix                      N/A      N/A    100% 3    100% 2    100% 2    Healthcare consultants; travel agency.

2601 W. Broadway, Tempe                  N/A   100% 1    100% 1    100% 1    100% 1    Wireless phone service provider.

Phoenix Airport Center #2,
    Phoenix                              N/A   100% 1    100% 1    100% 1    100% 1    Electronic parts sales and customer
                                                                                       service.

               Percentage Occupied/Number of Tenants Occupying 10% or more

                                       1996     1997      1998      1999      2000
Property                              %    #   %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


INDUSTRIAL PROPERTIES (continued)
Arizona (continued)
Phoenix Airport Center #3,
    Phoenix                              N/A   100% 1    100% 1    100% 1    100% 1    Cosmetic manufacturer and distributor.

Phoenix Airport Center #4,
    Phoenix                              N/A   100% 1    100% 1    100% 1    100% 1    Package delivery/service call center.

Phoenix Airport Center #5,
    Phoenix                              N/A      N/A    100% 1    100% 1    100% 1    Healthcare maintenance organization
                                                                                       corporate office.

Butterfield Business Center,
    Tucson                               N/A   100% 3    100% 3    100% 2    100% 2    Sears call center; research and
                                                                                       development of automobile care items.

Butterfield Tech Center II,
    Tucson                               N/A      N/A       N/A     56% 2    100% 4    Package distribution facilities; school
                                                                                       book distribution facility; distributor
                                                                                       of industrial uniform supplies.

Greystone Business Park,
    Tempe                                N/A      N/A       N/A     11% 1     86% 3    Sales and service of electronic
                                                                                       equipment; business communications
                                                                                       equipment and multimedia integrations
                                                                                       services; sales, service and support
                                                                                       facilities for distribution of electrical
                                                                                       components.

Cimarron Business Park,
     Scottsdale                          N/A      N/A     98% 2     97% 2     90% 1    Printing and sales office.

Rio Salado Corporate Centre,
     Phoenix                             N/A      N/A       N/A       N/A        0%    Rehabilitation completed during 2000;
                                                                                       under lease-up.

Phoenix Tech Center,
     Phoenix                             N/A      N/A       N/A       N/A    100% 1    Reprocessing/recycling of single-use non-
                                                                                       medical devices.


               Percentage Occupied/Number of Tenants Occupying 10% or more

                                       1996     1997      1998      1999      2000
Property                              %    #   %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


INDUSTRIAL PROPERTIES (continued)
Arizona (continued)
Expressway Corporate
     Center, Tempe                       N/A      N/A     68% 1    100% 2    100% 2    Manufacturer of photographic equipment
                                                                                       for wafer circuiting; food
                                                                                       supplement manufacturer.

The Adams Brothers Building,
     Phoenix                             N/A      N/A       N/A    100% 1    100% 1    Interior design and home products sales.

Bedford Realty Partners, L.P.,
     Phoenix                             N/A      N/A       N/A    100% 2    100% 2    Medical research; consulting engineers.

Washington
Highlands Campus Building B,
     Bothell                             N/A      N/A       N/A       N/A     86% 4    Manufacturer and distributor of micro-
                                                                                       biological lab testing equipment; medical
                                                                                       prescription service provider; wholesaler
                                                                                       of flooring products; telecommunication.

Highlands Campus Building C,
     Bothell                             N/A      N/A       N/A       N/A     60% 2    Civil engineering consulting;
                                                                                       manufacturer and distributor of
                                                                                       ultrasound equipment.

SUBURBAN OFFICE PROPERTIES
Northern California
Village Green, Lafayette              100% 1    99% 1    100% 2    100% 2    100% 2    Environmental consultant; real estate
                                                                                       investment trust.

Canyon Park, San Ramon                   N/A   100% 2    100% 2    100% 2    100% 2    Geotechnical lab and research; healthcare
                                                                                       provider.

Crow Canyon Centre, San Ramon            N/A      N/A       N/A     50% 1    100% 2    Health care provider; real estate
                                                                                       mortgage and interior designer.

Monterey Commerce Center 1,
   Monterey                              N/A    87% 4     82% 4     79% 3     88% 3    Technology - software; technology -
                                                                                       digital audio discs; financing/loan
                                                                                       servicing.

               Percentage Occupied/Number of Tenants Occupying 10% or more

                                       1996     1997      1998      1999      2000
Property                              %    #   %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


SUBURBAN OFFICE PROPERTIES (continued)
3380 Cypress, Petaluma                   N/A      N/A    100% 1    100% 1    100% 1    Manufacturer of hearing devices.

Southern California
Laguna Hills Square, Laguna            86% 2    96% 4     93% 4     95% 4    100% 2    Medical facility; optometry and eye
                                                                                       surgery.


Carroll Tech III, San Diego              N/A   100% 1    100% 1    100% 1    100% 1    On-line game developer.

Scripps Wateridge, San Diego             N/A   100% 2    100% 2    100% 2    100% 2    Wireless communications; supplier of
                                                                                       digital wireless communication
                                                                                       products and technologies.

Carroll Tech IV, San Diego               N/A      N/A       N/A    100% 1    100% 1    Manufacturer of video games.

Colorado
Oracle Building, Denver                  N/A   100% 2    100% 2    100% 2    100% 2    Software company; banking.

Texaco Building, Denver                  N/A      N/A    100% 1    100% 1    100% 1    Oil company.

WaterPark @ Briarwood Bldg. 1,
     Englewood                           N/A      N/A       N/A       N/A     62% 1    Corporate travel agency.

WaterPark @ Briarwood Bldg. 2,
     Englewood                           N/A      N/A       N/A       N/A     70% 2    Data processing solutions for the finance
                                                                                       industry; distributor of electrical
                                                                                       components and computer products.

Bedford Center @ Rampart,
     Englewood                           N/A      N/A       N/A       N/A     97% 3    Office equipment sales and lease;
                                                                                       insurance company; corporate travel
                                                                                       agency.

Arizona
Executive Center at Southbank,
    Phoenix                              N/A    98% 3     98% 3     98% 3     92% 3    Travel agency; call center for medical
                                                                                       records; telemarketing call center.

               Percentage Occupied/Number of Tenants Occupying 10% or more

                                       1996     1997      1998      1999      2000
Property                              %    #   %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


SUBURBAN OFFICE PROPERTIES (continued)
Arizona (continued)
Troika Building, Tucson                  N/A   100% 1    100% 1    100% 1    100% 1    Architectural services

Phoenix Airport Center #1,
    Phoenix                              N/A   100% 5    100% 5    100% 3    100% 5    Electronics marketing; banking services;
                                                                                       security services and sales office;
                                                                                       electronic marketing and sales;
                                                                                       engineering consulting.

Cabrillo Executive Center,
    Phoenix                              N/A      N/A     97% 2    100% 2     94% 3    Healthcare insurance company; insurance
                                                                                       company; provider of email systems and
                                                                                       software for businesses.

Mountain Pointe Office Park,
     Phoenix                             N/A      N/A       N/A      0% 0    100% 1    Civil engineering.

1355 S. Clearview Avenue,
     Mesa                                N/A      N/A       N/A    100% 1    100% 1    Debt collection services.

Greater Seattle Area
Orillia Office Park, Renton              N/A   100% 1    100% 1    100% 1    100% 1    Manufacturer of aircraft.

Adobe Systems Bldg. 1, Seattle           N/A      N/A    100% 1    100% 1    100% 1    Computer software design and
                                                                                       engineering.

Adobe Systems Bldg. II, Seattle          N/A      N/A     77% 1    100% 2    100% 2    Computer software design and
                                                                                       engineering; non-profit acupuncture
                                                                                       and alternative medicine school
                                                                                       and clinic.

Highlands Campus, Bldg. A,
     Bothell                             N/A      N/A       N/A     38% 1    100% 2    Computer software development and online
                                                                                       services; software developer.

The Federal Way Building,
     Federal Way                         N/A      N/A       N/A    100% 3    100% 2    Property/casualty insurance company;
                                                                                       gasoline company.


               Percentage Occupied/Number of Tenants Occupying 10% or more

                                       1996     1997      1998      1999      2000
Property                              %    #   %    #    %    #    %    #    %    #    Principal Business at December 31, 2000


SUBURBAN OFFICE PROPERTIES (continued)
Greater Seattle Area (continued)
Federal Way Building II,
     Federal Way                         N/A      N/A       N/A    100% 4    100% 3    Producer of semiconductor/computer
                                                                                       technology components; financial advisor
                                                                                       and lender; and full service insurance
                                                                                       company.

Nevada
U. S. Bank Centre, Reno                  N/A    94% 1     99% 1    100% 2     90% 2    Insurance services; mining.

Lease Expirations - Real Estate Portfolio

The following table presents lease expirations for each of the ten years and thereafter beginning January 1, 2001. The table presents:
(i) the number of leases that expire each year, (ii) the square feet covered by such expiring leases, and (iii) the percentage of total occupied square feet for expiring leases.





                        Number of                      Percentage
                         Leases        Occupied        of Occupied
   Year                 Expiring      Square Feet      Square Feet

   2001                    111          940,947           14.0%
   2002                     89          768,166           11.5
   2003                     90          986,768           14.7
   2004                     68        1,364,764           20.4
   2005                     70        1,117,461           16.7
   2006                     16          473,002            7.1
   2007                     10          493,042            7.4
   2008                      2           11,170            0.2
   2009                      2           41,758            0.6
   2010 and thereafter       8          496,075            7.4

             Total         466        6,693,153          100.0%







Principal Provisions of Leases

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area ("GLA") of each of the Company's Properties and the realty tax rate for each Property for 2000.

                                   Annual      # of Leases                 Square Feet   Contract Rent
                                  Property     with 10% or   Project         of Each        ($/Sq/Yr)        Lease    Renewal
Property                          Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration  Options

INDUSTRIAL PROPERTIES
Northern California
Building #3 at Contra Costa         $17,002          1         21,840        21,840           $8.04         Feb. 02   1-3 yr.
    Diablo Ind. Park, Concord     $1.01/100

Building #8 at Contra Costa         $24,308          1         31,800        31,800          $11.61         Dec. 05   1-5 yr.
    Diablo Ind. Park, Concord     $1.01/100

Building #18 at Mason               $19,936          2         28,836        7,225            $7.44         May 03       None
     Industrial Park, Concord     $1.01/100                                  4,825            $7.79         Feb. 01      None

Milpitas Town Center,               $70,544          4        102,620        23,924          $18.00         Apr. 02   1-5 yr.
    Milpitas                      $1.10/100                                  24,426          $11.28         Apr. 02   1-2 yr.
                                                                             30,840          $14.40         Jul. 03   1-5 yr.
                                                                             23,430          $13.80         Jan. 05      None

598 Gibraltar Drive,                $47,213          1         45,090        45,090          $19.20         Apr. 05      None
    Milpitas                      $1.10/100

Auburn Court, Fremont               $47,692          4         68,030        16,095          $14.93         Jul. 01   1-5 yr.
                                  $1.04/100                                  12,060          $13.80         Apr. 03      None
                                                                             15,755          $14.40         Mar. 03      None
                                                                             18,160          $21.00         Jul. 05      None

47650 Westinghouse Drive,           $16,500          1         24,030        24,030          $10.80         Sep. 04      None
    Fremont                       $1.04/100

410 Allerton,                       $26,558          1         46,050        46,050           $7.80         Apr. 01      None
    South San Francisco           $1.03/100

400 Grandview,                      $82,359          4        107,004        21,841           $8.19         Dec. 03      None
    South San Francisco           $1.03/100                                  43,642           $8.33         Jul. 02   1-5 yr.
                                                                             18,789           $8.90         May 04       None
                                                                             18,864           $6.60         Jan. 03      None

342 Allerton,                       $53,060          4         69,312        19,751          $10.80         Mar. 03      None
    South San Francisco           $1.03/100                                   9,720           $9.47         Mar. 02      None
                                                                             30,953          $10.51         Jun. 04      None
                                                                              8,888          $10.12         Aug. 02      None

301 East Grand,                     $33,846          3         57,846        26,240           $8.44         Jun. 03      None
    South San Francisco           $1.03/100                                  17,206           $5.04         Dec. 03      None
                                                                             14,400           $8.40         Jan. 05   1-5 yr.

Fourier Avenue, Fremont            $106,562          1        104,400       104,400           $8.99         Apr. 04      None
                                  $1.04/100

Lundy Avenue, San Jose              $53,936          2         60,428        49,342          $14.40         Apr. 06   1-5 yr.
                                  $1.09/100                                  11,086          $15.00         Jul. 04   1-5 yr.

115 Mason Circle, Concord           $18,923          5         35,000         5,833           $6.84         Apr. 05      None
                                  $1.01/100                                   5,832           $7.08         Jul. 01      None
                                                                              8,154           $7.69         Aug. 02      None
                                                                              7,296           $6.80         Nov. 02   1-3 yr.
                                                                              7,885           $7.44         Apr. 03      None

47600 Westinghouse Drive,           $17,103          1         24,030        24,030          $11.28         Oct. 03   1-3 yr.
     Fremont                      $1.04/100

860-870 Napa Valley Corporate       $86,090          2         67,775        17,551          $11.46         Feb. 03      None
    Way, Napa                     $1.03/100                                   7,558          $11.02         Sep. 01      None

47633 Westinghouse Drive,           $53,353          1         50,088        50,088          $12.31         Oct. 03   1-3 yr.
     Fremont                      $1.04/100

47513 Westinghouse Drive,          $110,729          2         65,385        35,132          $15.96         Feb. 05   1-5 yr.
     Fremont                      $1.04/100                                  30,253          $15.00         Feb. 04   1-5 yr.


Carneros Commons Phase I,           $29,989          0         40,290           N/A             N/A             N/A       N/A
     Napa                         $1.03/100

Bordeaux Centre, Napa              $145,119          5        150,000        22,075           $7.86         Nov. 07   2-5 yr.
                                  $1.03/100                                  16,076           $7.43         Nov. 07   1-5 yr.
                                                                             51,790           $5.93         Jan. 04   1-5 yr.
                                                                             18,434           $6.04         Dec. 04   1-5 yr.
                                                                             16,180           $8.66         May 05    1-5 yr.

O'Toole Business Park,             $116,347          1        122,320        15,514           $20.57        Sep. 03      None
    San Jose                      $1.09/100

6500 Kaiser Drive, Fremont         $176,614          1         78,611        78,611           $10.20        Sep. 04   2-5 yr.
                                  $1.04/100

Bedford Fremont Business Center,   $169,826          1        146,509        71,532           $16.08        Jul. 03   1-3 yr.
    Fremont                       $1.04/100

Spinnaker Court, Fremont           $157,740          3         98,500        53,380           $12.00        Mar. 01      None
                                  $1.04/100                                  24,350           $10.20        Mar. 05      None
                                                                             20,770           $27.00        Oct. 05   1-5 yr.

2277 Pine View Way,                $105,099          1        120,480       120,480            $7.25        Mar. 07   2-5 yr.
    Petaluma                      $1.07/100

The Mondavi Building, Napa         $104,432          1        120,157       120,157            $5.17        Sep. 12   1-5 yr.
                                  $1.03/100

Monterey Commerce                   $23,317          1         28,020        28,020           $15.60        Dec. 00   1-3 yr.
    Center 2, Monterey            $1.00/100

Monterey Commerce                   $23,009          4         24,240         3,817           $14.28        Jul. 01   1-5 yr.
    Center 3, Monterey            $1.00/100                                   3,050           $14.76        Nov. 03   1-3 yr.
                                                                              4,448           $15.00        Oct. 05   1-5 yr.
                                                                              8,350           $16.80        Oct. 05   1-5 yr.

Parkpoint Business Center,          $73,054          3         67,869         8,767           $15.60        Oct. 02   1-5 yr.
    Santa Rosa                    $1.09/100                                   7,894           $16.07        Oct. 01   1-5 yr.
                                                                             17,505           $15.60        Mar. 03   1-5 yr.

2180 McDowell, Petaluma             $40,073          1         43,197        29,709            $8.28        Mar. 05      None
                                  $1.09/100

2190 S. McDowell, Petaluma          $30,429          2         32,719        17,131            $9.16        Mar. 04   1-5 yr.
                                  $1.09/100                                  15,588            $8.59        Apr. 06   2-5 yr.

Southern California
Dupont Industrial Center,          $203,880          1        451,192       183,244            $2.88        Jan. 07   2-5 yr.
    Ontario                       $1.04/100

3002 Dow Business Center,          $187,575          0        192,125           N/A              N/A            N/A       N/A
    Tustin                        $1.01/100

Carroll Tech I,                     $22,218          1         21,936        21,936            $9.47        Nov. 05   2-3 yr.
    San Diego                     $1.11/100

Vista 1, Vista                      $20,372          1         42,508        42,508            $3.11        Oct. 10   1-10 yr.
                                  $1.03/100

Vista 2, Vista                      $33,328          1         47,550        47,550            $7.44        Sep. 01   1-5 yr.
                                  $1.03/100

Signal Systems Building,           $101,106          1        109,780       109,780           $10.79        Aug. 06   2-5 yr.
    San Diego                     $1.02/100

Carroll Tech II,                    $36,254          1         37,586        37,586           $14.40        Dec. 01      None
    San Diego                     $1.11/100

2230 Oak Ridge Way,                 $33,282          1         44,063        44,063            $6.83        Aug. 04   2-5 yr.
    Vista                         $1.01/100

6960 Flanders Drive,                $39,165          1         33,144        33,144           $10.38        May 03    1-5 yr.
    San Diego                     $1.11/100

Canyon Vista Center,                $63,889          3         63,746        17,591            $7.68        Dec. 04   1-5 yr.
    San Diego                     $1.11/100                                  18,643           $11.40        Jan. 06   1-3 yr.
                                                                             27,512           $10.66        May 02    1-5 yr.

6325 Lusk Blvd.,                    $62,203          2         49,942        31,849           $16.09        Nov. 03      None
    San Diego                     $1.11/100                                  18,093            $7.49        Jun. 01      None

Colorado
Bryant Street Quad, Denver          $84,960          4        155,536        17,440            $4.50        Apr. 02      None
                                  $6.73/100                                  20,726            $3.30        Dec. 06   1-5 yr.
                                                                             16,055            $4.25        Feb. 02   1-3 yr.
                                                                             22,044            $5.08        Jan. 03      None

Bryant Street Annex, Denver         $34,558          2         55,000        42,148            $4.25        Nov. 01   2-1 yr.
                                  $6.73/100                                  12,852            $4.50        Feb. 02   1-2 yr.

Arizona
Westech Business Center, Phoenix   $131,593          0        143,940           N/A              N/A            N/A       N/A
                                 $13.02/100

Westech II, Phoenix                $113,033          3         80,878        14,615            $9.24        Oct. 04      None
                                 $13.02/100                                  11,819            $9.78        Nov. 02   1-2 yr.
                                                                             11,739            $8.76        Nov. 02   1-2 yr.

2601 W. Broadway, Tempe             $60,424          1         44,244        44,244            $7.43        Jan. 07   2-5 yr.
                                 $12.55/100

Phoenix Airport Center #2,          $59,607          1         35,768        35,768            $7.80        Aug. 06   1-5 yr.
    Phoenix                      $13.02/100

Phoenix Airport Center #3,          $57,108          1         55,122        55,122            $7.02        Jul. 01   2-5 yr.
    Phoenix                      $13.02/100

Phoenix Airport Center #4,          $34,589          1         30,504        30,504            $8.36        Jun. 05   1-5 yr.
    Phoenix                      $13.02/100

Phoenix Airport Center #5,          $93,282          1         60,000        60,000            $9.56        Sep. 02   1-5 yr.
    Phoenix                      $13.02/100

Butterfield Business Center,       $116,915          3         95,746        50,000            $6.30        Aug. 04   2-5 yr.
    Tucson                       $16.81/100                                  14,982            $2.86        Aug. 04   1-5 yr.
                                                                             26,026            $8.75        Jun. 01      None

Butterfield Tech Center II,         $37,088          4         33,082         7,383            $7.52        Mar. 06   2-5 yr.
    Tucson                       $16.81/100                                  11,064            $6.48        Sep. 02   1-2 yr.
                                                                              7,259            $6.49        Dec. 02   1-2 yr.
                                                                              7,376            $7.08        Nov. 04      None

Greystone Business Park,            $89,004          3         60,738         6,520           $10.88        Nov. 04   2-3 yr.
    Tempe                        $12.55/100                                  34,471           $10.67        Mar. 07   1-3 yr.
                                                                             11,511           $11.40        Sep. 05   2-5 yr.

Cimarron Business Park,            $141,842          1         94,800        13,800           $10.72        Mar. 04      None
    Scottsdale                   $12.06/100


Rio Salado Corporate Centre,        $73,111          0         80,322           N/A              N/A            N/A       N/A
     Tempe                       $12.55/100

Phoenix Tech Center,                $36,032          1         39,280        39,280            $9.90        Feb. 05   2-5 yr.
     Phoenix                     $13.28/100

Expressway Corporate Center,        $90,643          2         79,331        40,528            $8.40        Mar. 03      None
    Tempe                        $12.55/100                                  18,825            $9.77        Aug. 06      None

The Adams Brothers Building,        $94,496          1         71,345        71,345            $4.69        Jan. 04   2-5 yr.
    Phoenix                      $17.91/100

Bedford Realty Partners, L.P.,     $181,373          2        101,835        32,729            $9.60        Dec. 01      None
    Phoenix                      $17.91/100                                  30,409            $7.08        Jun. 05      None

Washington
Highlands Campus Building B,        $67,697          4         69,821        14,970            $12.65       Aug. 04   1-5 yr.
     Bothell                      $1.31/100                                  20,831            $10.63       Jan. 01   1-5 yr.
                                                                              9,412            $11.95       Jul. 08   1-5 yr.
                                                                              9,201            $16.00       Sep. 05      None

Highlands Campus Building C,        $75,832          2         57,478         7,008            $12.36       Jul. 07   1-5 yr.
     Bothell                      $1.31/100                                  27,251            $15.00       Dec. 07      None

SUBURBAN OFFICE PROPERTIES
Northern California
Village Green, Lafayette            $26,587          2         16,795         2,119            $30.11       Sep. 05      None
                                  $1.12/100                                  11,062            $25.09       Mar. 05      None

Canyon Park,                        $62,371          2         57,667        48,265            $21.03       Feb. 05   2-5 yr.
    San Ramon                     $1.03/100                                   9,402            $20.32       Jan. 03      None

Crow Canyon Centre,                 $50,680          2         39,108        19,615            $25.20       Oct. 06   2-5 yr.
    San Ramon                     $1.03/100                                  16,478            $25.20       Jan. 05   1-5 yr.

Monterey Commerce Center 1,         $63,065          4         50,031         5,809            $20.40       Aug. 02   1-3 yr.
    Monterey                      $1.00/100                                   7,000            $19.56       Mar. 03   1-5 yr.
                                                                             16,088            $20.40       Jul. 03      None
                                                                              7,166            $20.40       Jul. 04   1-5 yr.

3880 Cypress Dr.,                   $59,165          1         35,100        35,100            $13.56       May 07    1-5 yr.
    Santa Rosa                    $1.07/100

Southern California
Laguna Hills Square, Laguna         $66,258          5         51,734         8,474            $28.80       Nov. 10   2-5 yr.
                                  $1.04/100                                   7,368            $26.38       Sep. 05   1-5 yr.
                                                                              6,391            $26.47       Sep. 05   2-5 yr.
                                                                              9,229            $20.88       Jun. 02   2-3 yr.
                                                                              5,981            $28.32       Oct. 10      None

Carroll Tech III, San Diego         $24,362          1         29,307        29,307             $9.98       Aug. 06   1-5 yr.
                                  $1.11/100

Scripps Wateridge, San Diego       $196,853          2        123,853        49,295            $12.85       Jul. 06   1-5 yr.
                                  $1.11/100                                  74,558            $13.76       Aug. 05   2-3 yr.

Carroll Tech IV, San Diego          $51,236          1         43,415        43,415            $12.44       Aug. 06      None
                                  $1.11/100

Colorado
Oracle Building, Denver            $327,705          2         90,712        10,043            $18.00       Aug. 11   4-5 yr.
                                 $10.10/100                                  77,090            $24.00       Sep. 03      None

Texaco Building, Denver            $562,666          1        237,055       237,055            $20.06       Jan. 05   2-5 yr.
                                  $8.53/100

Waterpark @ Briarwood Bldg. 1,      $35,749          1         29,405        18,295            $12.90       Aug. 05   1-5 yr.
     Englewood                   $12.54/100

Waterpark @ Briarwood Bldg. 2,      $26,423          2         73,781        15,362            $14.30       Oct. 05   2-5 yr.
     Englewood                   $12.54/100                                  36,077            $12.70       Oct. 05      None

Bedford @ Rampart                  $502,862          3        165,191        36,857            $12.50       Mar. 04   2-2 yr.
     Englewood                   $11.14/100                                  41,717            $12.50       Dec. 04   2-2 yr.
                                                                             55,550            $12.75       Oct. 05   2-3 yr.

Arizona
Executive Center at Southbank,     $280,819          4        140,157        38,106            $10.03       Apr. 02   1-5 yr.
    Phoenix                      $17.91/100                                  17,910             $8.69       Sep. 03   2-5 yr.
                                                                             30,518            $10.00       Jun. 01   2-5 yr.
                                                                             21,626            $10.00       Jul. 02   2-5 yr.

Troika Building, Tucson            $130,169          1         52,000        52,000            $10.00       Oct. 01      None
                                 $17.94/100

Phoenix Airport Center #1,          $48,768          5         32,460        11,195            $10.34       Nov. 05   2-5 yr.
    Phoenix                      $13.02/100                                   4,527            $15.00       Dec. 01   1-5 yr.
                                                                              4,449            $19.05       Dec. 02      None
                                                                              4,041            $18.33       Jul. 01      None
                                                                              8,248            $11.76       Jan. 01      None

Cabrillo Executive Center,         $137,503          3         60,321        12,400            $17.75       Aug. 01   1-5 yr.
    Phoenix                      $13.19/100                                   6,034            $18.79       Oct. 02   1-5 yr.
                                                                             21,056            $17.00       Dec. 01      None

Mountain Pointe Office Park,        $63,500          1         54,584        54,584            $19.20       Oct. 10   1-5 yr.
    Phoenix                      $13.02/100

1355 S. Clearview Avenue,           $71,131          1         57,193        57,193            $12.72       Apr. 05   2-5 yr.
    Mesa                         $11.02/100

Greater Seattle Area
Orillia Office Park, Renton        $361,828          1        334,255       334,255            $10.50       Feb. 04      None
                                  $1.30/100

Adobe Systems Bldg. 1,             $291,786          1        161,117       161,117            $15.53       Jul. 10   2-5 yr.
    Seattle                       $1.22/100

Adobe Systems Bldg. 2,             $237,330          2        136,111        93,211            $15.53       Jul. 10   2-5 yr.
Seattle                           $1.22/100                                  19,867            $19.88       May 03       None

Highlands Campus Building A        $109,243          2         74,559        39,824            $14.56       Aug. 04   1-5 yr.
    Bothell                       $1.31/100                                  13,498            $15.50       Dec. 04   1-5 yr.

The Federal Way Building,           $75,500          2         65,000        32,871            $13.10       Apr. 06   2-3 yr.
    Federal Way                   $1.35/100                                  26,420            $14.22       Oct. 04   1-5 yr.

Federal Way II,                    $112,591          3        115,032        16,230            $15.00       Jun. 05   1-5 yr.
    Federal Way                   $1.35/100                                  33,716            $14.99       Dec. 04      None
                                                                             40,000            $13.44       Aug. 09   2-5 yr.

Nevada
U.S. Bank Centre, Reno             $140,724          2        104,324        39,656            $24.00       Oct. 01      None
                                  $3.45/100                                  13,064            $20.76       Jun. 04      None





Average Base Rent

The following table sets forth the average rent at the end of each year for the last five years for each property owned as of December 31, 2000.

         Average Base Rent ($/Sq Ft/Yr) At End of Year

                                                  1996       1997       1998       1999       2000

INDUSTRIAL PROPERTIES:
Northern California
Building #3 at Contra Costa Diablo                $6.64      $6.84      $6.84      $7.80      $8.04
Building #8 at Contra Costa Diablo                $6.00      $6.00      $6.00      $6.72     $11.61
Building #18 at Mason Industrial Park             $6.78      $6.88      $6.93      $7.22      $7.54
Milpitas Town Center                              $8.03      $8.90     $10.69     $12.74     $14.36
598 Gibraltar Drive                               $9.48      $9.48     $10.44     $10.44     $19.20
Auburn Court                                      $6.78      $7.80     $10.62     $11.25     $16.13
47650 Westinghouse Drive                          $5.52      $9.00      $9.60     $10.20     $10.80
410 Allerton                                      $5.16      $5.16      $6.60      $7.20      $7.80
400 Grandview                                     $7.53      $7.03      $7.50      $7.95      $8.27
342 Allerton                                      $7.18      $7.57      $7.73      $9.13     $10.40
301 East Grand                                    $5.57      $5.58      $6.30      $6.90      $7.42
Fourier Avenue                                    $8.99      $8.99      $8.99      $8.99      $8.99
Lundy Avenue                                      $7.09      $7.09      $7.36     $14.40     $14.51
115 Mason Circle                                  $6.05      $6.22      $6.59      $6.78      $7.21
47600 Westinghouse Drive                          $5.94     $10.20     $10.56     $10.92     $11.28
860-870 Napa Valley Corporate                     $9.44      $8.86      $9.48      $9.90     $11.06
47633 Westinghouse Drive                         $11.37     $11.60     $11.83     $12.06     $12.31
47513 Westinghouse Drive                            N/A        N/A     $14.32     $14.92     $15.52
Carneros Commons Phase I*                           N/A        N/A        N/A        N/A        -
Bordeaux Centre                                     N/A        N/A      $7.33      $6.57      $7.06
O'Toole Business Center                           $8.75     $10.31     $13.81     $14.38     $17.16
6500 Kaiser Drive                                   N/A      $9.00      $9.60      $9.60     $10.20
Bedford Fremont Business Center                     N/A     $11.93     $14.63     $16.39     $17.97
Spinnaker Court                                     N/A      $8.01      $8.25      $8.25     $14.72
2277 Pine View Way                                  N/A      $6.91      $6.91      $7.25      $7.25
The Mondavi Building                                N/A      $4.92      $4.92      $5.17      $5.17
Monterey Commerce Center 2                          N/A     $14.16     $14.64     $15.12     $15.60
Monterey Commerce Center 3                          N/A     $14.70     $15.22     $15.32     $15.59
Parkpoint Business Center                           N/A        N/A     $15.19     $15.68     $16.50
2180 McDowell                                       N/A        N/A      $8.37     $11.20      $8.28
2190 McDowell                                       N/A        N/A      $8.19      $8.39      $8.89

Southern California
Dupont Industrial Center                          $3.53      $3.40      $3.44      $3.67      $3.82
3002 Dow Business Center                          $8.55      $8.32      $8.86      $9.52     $10.20
Carroll Tech I                                   $10.35     $11.93      $3.17      $9.11      $9.47
Vista 1                                           $5.16      $0.00      $0.00      $0.00      $3.11

* Shell construction completed during 2000; property in lease-up phase.


         Average Base Rent ($/Sq Ft/Yr) At End of Year

                                                  1996       1997       1998       1999       2000
INDUSTRIAL PROPERTIES (continued):
Southern California (continued)
Vista 2                                           $6.36      $6.61      $6.88      $7.15      $7.44
Signal Systems Building                           $7.80      $8.11     $10.20     $10.42      $10.79
Carroll Tech II                                     N/A     $11.52     $12.00     $13.79      $14.40
2230 Oak Ridge Way                                  N/A        N/A      $6.49      $6.63       $6.83
6960 Flanders Drive                                 N/A        N/A      $9.60      $9.98      $10.38
Canyon Vista Center                                 N/A        N/A        N/A      $8.86      $10.05
6325 Lusk Blvd.                                     N/A        N/A        N/A     $12.48      $12.98

Colorado
Bryant Street Quad                                $3.39      $3.82      $3.96      $4.13       $4.32
Bryant Street Annex                               $3.93      $4.09      $4.17      $4.17       $4.31

Arizona
Westech Business Center                           $8.85      $9.44      $9.99      $9.97      $10.37
Westech II                                          N/A        N/A      $8.86      $8.87       $9.63
2601 W. Broadway                                    N/A      $7.14      $7.14      $7.14       $7.43
Phoenix Airport Center #2                           N/A      $7.20      $7.20      $7.80       $7.80
Phoenix Airport Center #3                           N/A      $6.36      $6.36      $7.02       $7.02
Phoenix Airport Center #4                           N/A      $7.20      $7.80      $7.80       $8.36
Phoenix Airport Center #5                           N/A      $7.21      $8.68      $8.68       $9.56
Butterfield Business Center                         N/A      $7.08      $7.11      $6.38       $6.45
Butterfield Tech Center II                          N/A        N/A        N/A      $6.67       $6.85
Greystone Business Park                             N/A        N/A        N/A     $10.56      $10.85
Cimarron Business Park                              N/A        N/A      $8.94     $10.09      $10.29
Rio Salado Corporate Centre                         N/A        N/A        N/A        N/A       $0.00
Phoenix Tech Center                                 N/A        N/A        N/A        N/A       $9.90
Expressway Corporate Center                         N/A        N/A      $8.21      $8.78       $8.97
The Adams Brothers Building                         N/A        N/A        N/A      $4.56       $4.69
Bedford Realty Partners, L.P.                       N/A        N/A        N/A      $7.21       $8.00

Washington
Highlands Campus Building B                         N/A        N/A        N/A        N/A      $12.34
Highlands Campus Building C                         N/A        N/A        N/A        N/A      $14.46


         Average Base Rent ($/Sq Ft/Yr) At End of Year

                                          1996       1997       1998       1999       2000

SUBURBAN OFFICE PROPERTIES:
Northern California
Village Green                            $19.99     $23.24     $23.70     $24.45     $26.69
Canyon Park                                 N/A     $15.92     $16.44     $16.44     $20.92
Crow Canyon Centre                          N/A        N/A        N/A     $25.20     $25.43
Monterey Commerce Center 1                  N/A     $20.12     $19.78     $19.69     $20.36
3880 Cypress Drive                          N/A        N/A     $13.08     $13.08     $13.56

Southern California
Laguna Hills Square                      $25.38     $23.90     $24.79     $25.17     $24.44
Carroll Tech III                            N/A      $8.52      $8.52      $9.60      $9.98
Scripps Wateridge                           N/A     $11.41     $12.53     $13.16     $13.40
Carroll Tech IV                             N/A        N/A        N/A     $15.00     $12.44

Colorado
Oracle Building                             N/A     $23.37     $23.34     $23.34     $23.34
Texaco Building                             N/A        N/A     $18.05     $18.05     $20.06
WaterPark @ Briarwood Bldg. 1*              N/A        N/A        N/A        N/A     $12.90
WaterPark @ Briarwood Bldg. 2*              N/A        N/A        N/A        N/A     $13.18
Bedford Center @ Rampart                    N/A        N/A        N/A        N/A     $12.73

Arizona
Executive Center at Southbank               N/A      $9.23      $9.46      $9.64      $9.89
Troika Building                             N/A      $9.00     $10.00     $10.00     $10.00
Phoenix Airport Center #1                   N/A     $13.81     $13.69     $13.97      $9.97
Cabrillo Executive Center                   N/A        N/A     $16.64     $17.03     $17.24
Mountain Pointe Office Park                 N/A        N/A        N/A        N/A     $19.20
1355 S. Clearview Avenue                    N/A        N/A        N/A     $12.72     $12.72

Greater Seattle Area
Orillia Office Park                         N/A      $9.35      $9.35      $9.35     $10.50
Adobe Systems Bldg. 1                       N/A        N/A     $15.53     $15.53     $15.53
Adobe Systems Bldg. 2                       N/A        N/A     $22.04     $16.71     $16.74
Highlands Campus Building A                 N/A        N/A        N/A     $12.51     $15.06
The Federal Way Building                    N/A        N/A        N/A     $12.65     $13.77
Federal Way II                              N/A        N/A        N/A     $14.20     $14.31

Nevada
U.S. Bank Centre                            N/A     $18.59     $18.76     $19.03     $22.48

* Shell construction completed during 2000; property in lease-up phase.

Tax Information

The following table sets forth tax information of the Company's real estate investments at December 31, 2000, as follows: (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation (in thousands):

                                                          Federal       Annual Rate of      Depreciation         Life
Depreciable assets                                       Tax Basis       Depreciation          Method          In Years


INDUSTRIAL PROPERTIES

Northern California                                      $  3,783            3.18%          Straight Line        31.5
                                                          105,807            2.56%          Straight Line        39.0
                                                          109,590

Southern California                                        42,647            2.56%          Straight Line        39.0

Colorado                                                    3,314            2.56%          Straight Line        39.0

Arizona                                                    54,206            2.56%          Straight Line        39.0

Greater Seattle Area                                       15,154            2.56%          Straight Line        39.0

Total depreciable assets for industrial properties        224,911

SUBURBAN OFFICE PROPERTIES

Northern California                                        22,162            2.56%          Straight Line        39.0

Southern California                                        21,853            2.56%          Straight Line        39.0

Colorado                                                   60,738            2.56%          Straight Line        39.0

Arizona                                                    25,749            2.56%          Straight Line        39.0

Greater Seattle Area                                      101,402            2.56%          Straight Line        39.0

Nevada                                                     10,803            2.56%          Straight Line        39.0

Total depreciable assets for suburban office properties   242,707

                                                         $467,618

For additional information on the Company's real estate portfolio, see
Note 2 to the Consolidated Financial Statements.



ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Common Stock of the Company trades on the New York Stock Exchange and the Pacific Exchange under the symbol "BED." As of December 31, 2000 the Company had 940 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share by the Company on the Common Stock for each quarterly period during 1999 and 2000.

                                                                  Dividend
                                   High            Low            Per Share

1999
      First Quarter              $17 3/16        $14 5/8            $.36
      Second Quarter             $18 7/16        $14 1/2            $.39
      Third Quarter              $18 1/4         $16 11/16          $.39
      Fourth Quarter             $17 5/8         $15 11/16          $.42

2000
      First Quarter              $17 5/8         $15 5/8            $.42
      Second Quarter             $19 7/16        $15 5/8            $.42
      Third Quarter              $21 1/16        $18 9/16           $.45
      Fourth Quarter             $20 3/4         $18                $.45






ITEM 6.  SELECTED FINANCIAL DATA
Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

       (in thousands of dollars, except per share data)

                                            2000          1999          1998          1997          1996

Operating Data:
   Rental income                          $ 97,518      $ 90,527      $ 73,451      $ 46,377      $ 27,541
   Gain (loss) on sales of real
      estate investments                    38,171         7,743          -           11,533           406
   Net income                               68,087        39,855        31,496        31,291        11,021

   Net income applicable
       to common stockholders               68,087        39,855        31,496        27,791         6,516

   Per common share -
   assuming dilution
       Income before
       extraordinary item                 $   3.69      $   1.87      $   1.38      $   1.94      $   1.14

       Net income                         $   3.69      $   1.86      $   1.38      $   1.94      $   1.14

Balance Sheet Data:
   Real estate investments, net           $611,444      $651,038      $581,458      $423,086      $224,501
   Bank loan payable                        77,320       137,156       147,443         8,216        46,097
   Mortgage loans payable                  224,205       206,880        80,116        60,323        51,850
   Redeemable preferred shares                -             -             -             -           50,000
   Common and other
       stockholders' equity                299,515       300,180       347,589       346,426        73,756

Other Data:
   Net cash provided by
       operating activities               $ 44,290      $ 45,540      $ 38,949      $ 25,041      $ 14,378
   Net cash provided
       (used) by investing activities       70,005       (72,317)     (168,018)     (180,358)      (96,964)
   Net cash provided (used) by
       financing activities               (112,719)       27,075       128,994       155,350        82,887

   Funds From Operations(1)                 43,864        45,554        42,312        25,582        13,645
   Dividends declared per share           $   1.74      $   1.56      $   1.32      $   1.13      $   1.00

   (1) Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. Beginning in the first quarter of 2000, non-recurring items other than extraordinary items as defined by generally accepted accounting principles are no longer excluded in the calculation of Funds From Operations. Funds From Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, Funds From Operations as disclosed by other REITs may not be comparable to the Company's presentation.

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

Increases in revenues, expenses, net income and cash flows in the years compared below were due primarily to the acquisition, development and sale of operating properties as follows:

                          2000                        1999                        1998
                  Number of     Square        Number of     Square        Number of     Square
                  Properties     Feet         Properties     Feet         Properties     Feet
Acquisitions
     Industrial        -             -             5        334,000           10          531,000
     Office            1          165,000          4        280,000            6          650,000
                       1          165,000          9        614,000           16        1,181,000
Development
     Industrial        3          160,000          2        235,000            -             -
     Office            2          103,000          3        154,000            -             -

                       5          263,000          5        389,000            -             -

Sales
     Industrial       15          917,000          3        448,000            -             -
     Office            5          314,000          1        114,000            -             -
                      20        1,231,000          4        562,000            -             -

Comparison of 2000 to 1999

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) increased $3,085,000 or 6% in 2000 compared with 1999. This is due to an increase in rental income of $6,991,000 offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $3,906,000.

The increase in rental income and expenses is primarily attributable to properties acquired and properties developed during 2000 and 1999. These acquisition and development activities increased rental income and rental expenses in 2000 by $9,513,000 and $4,367,000, respectively, as compared to 1999. These increases were partially offset by the sale of one office property and three industrial properties in 1999, and the sale of fifteen industrial properties and five office properties in 2000, which resulted in a reduction in rental income and rental expenses of $7,300,000 and $2,946,000, respectively, as compared to 1999. The remaining increase in rental income of $4,778,000 is primarily due to an increase in rental rates and expense recovery income. The remaining increase of $2,485,000 in rental expenses is mainly due to increases in property tax assessments, management fees and electricity costs.

Other Income
During 2000, the Company recorded $615,000 in other income. This sum represents a forfeited earnest money deposit from a buyer who failed to perform under the terms of the Purchase and Sale Agreement for a property located in Tempe, Arizona.


Expenses
Interest expense, which includes amortization of loan fees, increased $5,856,000 or 31% in 2000 compared with 1999. The increase is attributable to the Company's higher borrowing costs and related costs to finance the property acquisitions and development activities during 1999 and 2000 and the repurchase of shares since November 1998. The amortization of loan fees was $1,658,000 and $1,495,000 for 2000 and 1999, respectively. General and administrative expenses increased $648,000 or 18% in 2000 compared to 1999, primarily as a result of increased costs associated with stock compensation benefits.

Gain on Sales
In the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,338,000, which resulted in an aggregate gain of approximately $15,234,000.

In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a loss of approximately $6,000.

In the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,773,000, which resulted in an aggregate net gain of approximately $20,219,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.

In the fourth quarter 2000, the Company sold an office property in Overland Park, Kansas, an office property in Austin, Texas, and an industrial property in Farmers Branch, Texas, which included 1.43 acres of land. These properties were sold for net sale prices totaling $17,306,000, which resulted in an aggregate net gain of $2,724,000.

In the first quarter 1999, the Company sold an industrial property in South San Francisco, California for a net sale price of $1,789,000, which resulted in a gain of approximately $540,000.

In the second quarter 1999, the Company sold an office property in Salt Lake City, Utah and a 1.35 acre parcel of land in Vista, California for net sale prices totaling $13,545,000, which resulted in an aggregate gain of approximately $7,043,000.

In the third quarter 1999, the Company sold an industrial property in Modesto, California for a net sale price of $4,012,000, which resulted in a gain of approximately $218,000.

In the fourth quarter 1999, the Company sold an industrial property in Lenexa, Kansas for a net sale price of $4,895,000, which resulted in a loss of approximately $58,000.

Dividends
Common stock dividends and distributions per OP Unit declared for the first and second quarters of 2000 were $0.42 per share, and $0.45 per share for the third and fourth quarters. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

Comparison of 1999 to 1998

Income from Property Operations
Income from property operations increased $8,947,000 or 19% in 1999 compared with 1998. This is due to an increase in rental income of $17,076,000 offset by an increase in rental expenses of $8,129,000.

The increase in rental income and expenses is primarily attributable to properties acquired and, to a lesser extent, properties developed during 1999 and 1998. These acquisition and development activities increased rental income and rental expenses in 1999 by $14,787,000 and $7,646,000, respectively, as compared to 1998. These increases were partially offset by the sale of one office property and three industrial properties in 1999, which resulted in a reduction in rental income and rental expenses of $1,505,000 and $729,000, respectively, as compared to 1998. The remaining increase in rental income of $3,794,000 and rental expenses of $1,212,000 is due primarily to increased occupancy in 1999 as compared to 1998, as well as an overall increase in rental rates.

Expenses
Interest expense, which includes amortization of loan fees, increased $7,806,000 or 70% in 1999 compared with 1998. The increase is attributable to the Company's higher level of borrowings and related costs to finance the property acquisitions and development activities during 1998 and 1999 and the repurchase of shares since November 1998. The amortization of loan fees was $1,495,000 and $1,013,000 for 1999 and 1998, respectively. General and administrative expenses increased $175,000 or 5% from $3,386,000 in 1998 to $3,561,000 in 1999. The 1998 general and administrative expenses included costs of $434,000 related to the Company exploring strategic alternatives including selling its portfolio of properties. Such discussions were terminated in the fourth quarter of 1998. Excluding these costs, general and administrative expenses increased 21% in 1999 compared with 1998, primarily the result of increased personnel costs.

Gain on Sales
In the first quarter 1999, the Company sold an industrial property in South San Francisco, California for a net sale price of $1,789,000, which resulted in a gain of approximately $540,000.

In the second quarter 1999, the Company sold an office property in Salt Lake City, Utah and a 1.35 acre parcel of land in Vista, California for net sale prices totaling $13,545,000, which resulted in an aggregate gain of approximately $7,043,000.

In the third quarter 1999, the Company sold an industrial property in Modesto, California for a net sale price of $4,012,000, which resulted in a gain of approximately $218,000.

In the fourth quarter 1999, the Company sold an industrial property in Lenexa, Kansas for a net sale price of $4,895,000, which resulted in a loss of approximately $58,000.

Dividends
Common stock dividends and distributions per OP Unit declared were $0.36 for the first quarter of 1999, $0.39 for the second and third quarters, and $0.42 for the fourth quarter. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

Financial Condition

Total assets of the Company at December 31, 2000 decreased by $37,244,000 compared with December 31, 1999, primarily resulting from the sale of real estate investments of $92,410,000, offset by additions of $27,246,000 in development costs and $27,268,000 in property and land acquisitions. Total liabilities at December 31, 2000 decreased by $36,579,000 compared with December 31, 1999, primarily as a result of the pay down of debt with proceeds from real estate sales.

Liquidity and Capital Resources

In June 1998, the Company amended and restated its secured revolving credit facility with Bank of America. Under this facility, which matures June 1, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. Secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The interest rate on the unsecured loans is either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of December 31, 2000, the facility, which was all secured, had an outstanding balance of $77,320,000 and an effective interest rate of 7.98%. Currently, the Company is in the process of renewing the credit facility with its existing bank group.

In May 1999, the Company obtained a total of $108 million of mortgage financing from TIAA. The financing consists of a $43.45 million 10-year loan, a $37.2 million 8-year loan, and a $27.35 million 6-year loan, all with interest at a fixed rate of 7.17%. In November 1999, the Company obtained an additional $22.15 million mortgage loan from TIAA. The loan has a 7-year term with interest at a fixed rate of 7.95%. In December 1999, the Company obtained a $4.6 million mortgage loan from Union Bank. The loan has a 5-year term with interest at a variable rate of LIBOR plus 2.50%. In July 2000, the Company obtained a total of $30.89 million of mortgage financing from Security Life of Denver Insurance Company. The loans have a 5-year term with options to renew for four additional 5-year terms. Interest on the mortgages are at a variable rate of LIBOR plus 1.40%. Proceeds from the mortgage loans, net of loan costs, were used to pay down a portion of the outstanding balance of the Company's $175 million line of credit.

The Company was in compliance with the covenants and requirements of its various debt financings throughout 2000. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the twelve months ended December 31, 2000, the Company's operating activities provided cash flow of $44,290,000. Investing activities utilized cash of $60,576,000 for real estate investments and development, offset by proceeds from real estate sales of $130,581,000. Financing activities utilized net cash flow of $112,719,000 consisting of the net proceeds from bank borrowings and mortgage loans of $109,777,000 and net proceeds from the issuance of common stock of $4,764,000, offset by repayment of bank borrowings and mortgage loans of $153,344,000, payment of dividends and distributions of $31,978,000, and the repurchase of 2,280,837 shares of common stock for $41,938,000.

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

Lease Renewals

While the Company historically has been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 2001 and beyond may not be renewed, or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.


Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, including escalations in electricity costs in California and neighboring states, however, could result in an increase in the Company's borrowing and other operating expenses.

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


Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and twelve months ended December 31, 2000 was $10,533,000 and $43,864,000, respectively. During the same periods in 1999, FFO was $11,014,000 and $45,554,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. In accordance with the clarification of Funds From Operations issued by NAREIT's leadership in October 1999, beginning in the first quarter of 2000, non-recurring items other than extraordinary items as defined by generally accepted accounting principles are no longer excluded in the calculation of FFO. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.

Funds From Operations (in thousands, except share amounts):

                                     Three Months Ended                Twelve Months Ended
                                         December 31,                       December 31,
                                    2000              1999             2000            1999

Net income                       $     9,490      $     6,962      $    68,087     $    39,855

Add:
     Depreciation and
        amortization                   3,752            3,962           13,812          13,016
     Minority interest                    35               32              136             128
     Extraordinary item                 -                -                -                298
        (Gain) loss on sales          (2,744)              58          (38,171)         (7,743)

   Funds From Operations         $    10,533      $    11,014      $    43,864     $    45,554

   Weighted average number of
     shares - diluted:            17,666,761       20,163,669       18,501,905      21,477,013

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                                                                                        Fair
                              2001       2002      2003      2004      2005     Thereafter    Total     Value

Variable rate LIBOR debt     $77,789    $   508   $   551   $   598   $ 4,873   $ 28,313     $112,632   $112,632

Average interest rate          7.98%      8.15%     8.15%     8.15%     9.03%      8.02%        8.04%      8.04%

Fixed rate debt              $ 3,341    $17,333   $21,278   $ 3,358   $27,710   $115,872     $188,892   $189,452

Average interest rate          7.32%      7.46%     7.07%     7.36%     7.19%      7.37%        7.32%      7.25%

As the table incorporates only those exposures that exist as of December 31, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on May 17, 2001.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

A. 1.   Financial Statements

                                                                       Page

        Independent Auditors' Report.                                   48

        Consolidated Balance Sheets as of December 31, 2000 and 1999.   49

        Consolidated Statements of Income for the years ended December 50 31, 2000, 1999 and 1998.

        Consolidated Statements of Stockholders' Equity for the years   51
        ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows for the years ended       52
        December 31, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.                     53


   2.   Financial Statement Schedules

                                                                       Page

        Schedule III - Real Estate and Accumulated Depreciation         69

        All other schedules have been omitted as they are not applicable, or not required or because the information is given in the Consolidated Financial Statements or related
        Notes to Consolidated Financial Statements.

   3.   Exhibits

   Exhibit No.List of Exhibits

   3.1(a) Articles of Incorporation of Bedford Property Investors, Inc. is incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-2 (File No. 333-00921) filed on February 14, 1996.

   3.1(b) Charter of the Company, as amended, is incorporated herein by reference to Exhibit 4.2 of the Company's
             Amendment No. 1 to its Registration Statement on Form S-2 (File No. 333-00921) filed on March 29, 1996.

   3.1(c)    Articles of Amendment of Charter of Bedford Property
             Investors, Inc. is incorporated herein by reference to
             Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1997.

   3.2*      Amended and Restated Bylaws of the Company.

   10.6(a)* BPIA Agreement dated as of January 1, 1995, by and between Westminster Holdings, Inc., a California corporation doing business as BPI Acquisitions and Bedford Property Investors, Inc.

   10.6(b)*  Amendment to BPIA Agreement dated as of January 1, 1997.

   10.6(c)*  Second Amendment to BPIA Agreement dated as of January 1,
             1999.

   10.6(d)*  Third Amendment to BPIA Agreement dated as of December
             10, 2000.

   10.6(e)*  Fourth Amendment to BPIA Agreement dated as of December
             10, 2000.

   10.13 Promissory Note dated March 20, 1996 executed by the Company and payable to the order of Prudential Insurance Company of America is incorporated herein by reference to
             Exhibit 10.13 to the Company's Amendment No. 1 to its Registration Statement on Form S-2 (File No. 333-00921) filed on March 29, 1996.

   10.14 Loan Agreement dated as of December 24, 1996 between Bedford Property Investors, Inc. as Borrower and Union Bank of California, N.A. as Lender is incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1996.

   10.15 The Company's Dividend Reinvestment and Stock Purchase Plan is incorporated herein by reference to the Company's post-effective Amendment No. 1 to its Registration
             Statement on Form S-3 (File No. 333-33795) filed on
             November 20, 1997.

   10.16 The Company's Amended and Restated Employee Stock Plan incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1997.


   10.17     Fourth Amended and Restated Credit Agreement (Secured
             Loan) among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks, and Union Bank of California, NA as Co-Agent for the Banks, dated June 15, 1998 is incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-Q for the quarter ended June 30, 1998.

   10.18 The Company's Amended and Restated 1992 Directors' Stock Option Plan is incorporated herein by reference to
             Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1997.

   10.22 Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-Q for the quarter ended June 30, 1999.

   10.23 Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-Q for the quarter ended June 30, 1999.

   10.24 Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 1999.

   10.28 Promissory Note made as of November 22, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1999.

   10.29 Loan Agreement dated as of July 27, 2000, between Bedford Property Investors, Inc. as Borrower and Security Life of Denver Insurance Company as Lender is incorporated herein by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarter ended June 30, 2000.

   10.30 Loan Agreement dated as of July 27, 2000, between Bedford Property Investors, Inc. as Borrower and Security Life of Denver Insurance Company as Lender is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarter ended June 30, 2000.

   10.31 Amended and Restated Promissory Note dated May 24, 1996 executed by the Company and payable to the order of Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-Q for the quarter ended June 30, 1996.

   10.32 Loan Agreement dated as of January 30, 1998 between Bedford Property Investors, Inc. as Borrower and Prudential Insurance Company of America as Lender is incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1997.

   10.33 Amended and Restated Unsecured Credit Agreement among Bedford Property Investors, Inc., The Banks Party Hereto and Bank of America National Trust and Savings Association, as Arranger and as Administrative Agent for the Banks, and Union Bank of California, N.A., as Co-Agent for the Banks, dated June 15, 1999, is incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-Q for the quarter ended June 30, 1998.

   10.34*    Form of Retention Agreement.

   12*       Ratio of Earnings to Fixed Charges.

   21.1*     Subsidiaries of the Company.

   23.1*     Consent of KPMG LLP, independent public accountants.

   * Filed herewith





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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                 KPMG LLP


San Francisco, California
February 2, 2001

       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 2000 AND 1999
      (in thousands, except share and per share amounts)

                                                            2000             1999
Assets:

Real estate investments:
  Industrial buildings                                    $305,857         $279,367
  Office buildings                                         310,882          294,420
  Operating properties held for sale                         5,226           80,563
  Properties under development                              13,702           19,246
  Land held for development                                 11,721            6,137

                                                           647,388          679,733
  Less accumulated depreciation                             35,944           28,695

                                                           611,444          651,038
Cash and cash equivalents                                    3,160            1,584
Other assets                                                19,562           18,788


                                                          $634,166         $671,410


Liabilities and Stockholders' Equity:

Bank loan payable                                         $ 77,320         $137,156
Mortgage loans payable                                     224,205          206,880
Accounts payable and accrued expenses                       15,665            9,767
Dividends and distributions payable                          8,005            8,270
Other liabilities                                            8,227            7,928

    Total liabilities                                      333,422          370,001

Minority interest in consolidated partnership                1,229            1,229


Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares;
   issued and outstanding 17,709,738
   shares in 2000 and 19,613,472 shares in 1999                354              392
 Additional paid-in capital                                316,084          353,220
 Accumulated dividends in
  excess of net income                                     (16,923)         (53,432)


      Total stockholders' equity                           299,515          300,180

                                                          $634,166         $671,410

See accompanying notes to consolidated financial statements.


       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
      (in thousands, except share and per share amounts)

                                                               2000            1999            1998


Property operations:
    Rental income                                              $97,518         $90,527         $73,451
    Rental expenses:
       Operating expenses                                       16,814          14,550          11,026
       Real estate taxes                                         8,920           8,074           6,220
       Depreciation and amortization                            13,812          13,016          10,265


Income from property operations                                 57,972          54,887          45,940

General and administrative expenses                             (4,209)         (3,561)         (3,386)
Interest income                                                    500             182             223
Interest expense                                               (24,826)        (18,970)        (11,164)
Other income                                                       615            -               -


Income before gain on sales of real
    estate investments and minority interest                    30,052          32,538          31,613

Gain on sales of real estate investments, net                   38,171           7,743            -

Minority interest                                                 (136)           (128)           (117)


Income before extraordinary item                                68,087          40,153          31,496

Extraordinary item-loss on early extinguishment of debt           -               (298)           -


Net income                                                     $68,087         $39,855         $31,496

Earnings per share - basic:
   Income before extraordinary item                            $  3.73         $  1.88         $  1.39
   Extraordinary item-loss on early extinguishment of debt        -              (0.01)           -



Net income per share - basic                                   $  3.73         $  1.87         $  1.39


Weighted average number of shares - basic                   18,236,512      21,267,088      22,634,656


Earnings per share - diluted:
   Income before extraordinary item                            $  3.69         $  1.87         $  1.38
   Extraordinary item-loss on early extinguishment of debt        -              (0.01)           -


Net income per share - diluted                                 $  3.69         $  1.86         $  1.38


Weighted average number of shares - diluted                 18,501,905      21,477,013      22,929,807

See accompanying notes to consolidated financial statements.

       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
           (in thousands, except per share amounts)

                                                                            Accumulated       Total
                                                            Additional        dividends       stock-
                                                Common         paid-in      in excess of     holders'
                                                 stock         capital       net income       equity

Balance, December 31, 1997                        452         408,209        (62,235)         346,426

Issuance of common stock                            1           1,366           -               1,367

Repurchase and retirement of
  common stock                                   -             (1,815)          -              (1,815)

Net income                                       -               -            31,496           31,496

Dividends to common stockholders                 -               -           (29,885)         (29,885)
 ($1.32 per share)

Balance, December 31, 1998                        453         407,760        (60,624)         347,589

Issuance of common stock                            6           1,978           -               1,984

Repurchase and retirement of common stock         (67)        (56,518)          -             (56,585)

Net income                                       -               -            39,855           39,855

Dividends to common stockholders
 ($1.56 per share)                               -               -           (32,663)         (32,663)


Balance, December 31, 1999                      $ 392        $353,220       $(53,432)        $300,180

Issuance of common stock                            8           4,756           -               4,764

Repurchase and retirement of common stock         (46)        (41,892)          -             (41,938)

Net income                                       -               -            68,087           68,087

Dividends to common stockholders
 ($1.74 per share) -                             -               -           (31,578)         (31,578)


Balance, December 31, 2000                      $ 354        $316,084       $(16,923)        $299,515

See accompanying notes to consolidated financial statements.


       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (in thousands)

                                                                 2000           1999           1998


Operating Activities:
   Net income                                                    $68,087        $39,855        $31,496
   Adjustments to reconcile net income to net cash provided
           by operating activities:
       Minority interest                                             136            128            117
       Depreciation and amortization                               5,767         14,212         11,508
       Gain on sales of real estate investments, net             (38,171)        (7,743)          -
       Change in other assets                                     (6,815)        (4,436)        (7,259)
       Change in accounts payable and accrued expenses             4,931          1,534          1,656
       Change in other liabilities                                   355          1,990          1,431


Net cash provided by operating activities                         44,290         45,540         38,949


Investing Activities:
   Investments in real estate                                    (60,576)       (96,558)      (168,018)
   Proceeds from sales of real estate investments, net           130,581         24,241           -


Net cash provided (used) by investing activities                  70,005        (72,317)      (168,018)


Financing Activities:
  Proceeds from bank loan payable                                 79,624        141,972        158,097
  Repayments of bank loan payable                               (139,778)      (152,657)       (19,889)
  Proceeds from mortgage loans payable, net of loan costs         30,153        134,208         21,084
  Repayments of mortgage loans payable                           (13,566)        (8,995)        (1,107)
  Issuance of common stock                                         4,764          2,004          1,367
  Repurchase and retirement of common stock                      (41,938)       (56,585)        (1,815)
  Redemption of partnership units                                   -              (160)          (128)
  Payment of dividends and distributions                         (31,978)       (32,712)       (28,615)


Net cash (used) provided by financing activities                (112,719)        27,075        128,994


Net increase (decrease) in cash and cash equivalents               1,576            298            (75)
Cash and cash equivalents at beginning of year                     1,584          1,286          1,361


Cash and cash equivalents at end of year                         $ 3,160        $ 1,584        $ 1,286


Supplemental disclosure of cash flow information
a)   Non-cash investing and financing activities:
          Debt incurred with real estate acquired                $  -           $ 5,602        $  -
b)   Cash paid during the year for interest, net of amounts
          capitalized                                            $23,372        $16,624        $ 9,329


See accompanying notes to consolidated financial statements.

       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000 AND 1999


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

Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate their non-performance.

Use of Estimates
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

As of December 31, 2000, for federal income tax purposes, the Company had an ordinary loss carry forward of approximately $19 million. As the Company does not expect to incur income tax liabilities, the asset value of these losses has been effectively fully reserved. For federal income tax purposes, dividend distributions made for 2000 were classified 2% as ordinary, 19% as unrecaptured section 1250 gain, and 79% capital gain; dividend distributions made for 1999 were classified 97% as ordinary and 3% as capital gain; dividend distributions made for 1998 were classified 96% as ordinary and 4% as return of capital.

Real Estate Investments
Buildings and improvements are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over 45 years. Upon the acquisition of an investment by the Company, acquisition-related costs are added to the carrying cost of that investment. These costs are depreciated over the useful lives of the buildings. Leasing commissions and improvements to tenants' space incurred subsequent to the acquisition are amortized over the terms of the respective leases. Expenditures for repairs and maintenance which do not add to the value or prolong the useful life of a property are expensed as incurred. When the Company concludes that the recovery of the carrying amount of a real estate investment is impaired, it reduces such carrying amount to the estimated fair value of the investment. Investments which are considered held for sale are carried at the lower of the carrying amount or fair value less costs to sell and such properties are no longer depreciated.

Income Recognition
Rental income from operating leases is recognized in income on a straight-line basis over the period of the related lease agreement. Aggregate rental income exceeded contractual rentals by $2,597,000, $2,797,000, and $2,252,000 for 2000, 1999, and 1998, respectively.

Stock-Based Compensation
The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and has provided in
Note 6 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). The provisions of FIN 44 were effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

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

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

Note 2 - Real Estate Investments

As of December 31, 2000, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                    Number of                 Percent
                                    Properties      Cost      of Total

Industrial buildings                   60         $305,857       47%
Office buildings                       27          310,882       48%
Operating properties held for sale      2            5,226        1%
Properties under development            5           13,702        2%
Land held for development               9           11,721        2%


Total                                 103         $647,388      100%



Note 2 - Real Estate Investments (continued)
 The following table sets forth the Company's real estate investments as of December 31, 2000 (in thousands):

                                                                                           Less
                                                                       Development   Accumulated
                                             Land         Building     In Progress   Depreciation      Total

Industrial buildings
Northern California                          $ 44,738     $110,285     $  -            $12,002       $143,021
Arizona                                        20,218       56,342        -              4,172         72,388
Southern California                            18,308       42,707        -              4,312         56,703
Greater Seattle Area                            3,409        9,850        -                469         12,790


Total industrial buildings                     86,673      219,184        -             20,955        284,902


Office buildings
Northern California                             5,781       22,203        -              1,487         26,497
Arizona                                        11,954       27,848        -              1,692         38,110
Southern California                             9,361       21,854        -              1,818         29,397
Colorado                                       10,373       71,011        -              2,904         78,480
Greater Seattle Area                           16,811      100,780        -              5,767        111,824
Nevada                                          2,102       10,804        -                922         11,984


Total office buildings                         56,382      254,500        -             14,590        296,292


Operating properties held for sale
Colorado                                        1,911        3,315        -                399          4,827


Total operating properties held for sale        1,911        3,315        -                399          4,827


Properties under development
Northern California                               461         -            522            -               983
Colorado                                        4,111         -          8,608            -            12,719


Total properties under development              4,572         -          9,130            -            13,702


Land held for development
Northern California                             3,822         -             22            -             3,844
Arizona                                           644         -           -               -               644
Southern California                             3,887         -             84            -             3,971
Colorado                                        3,106         -            156            -             3,262


Total land held for development                11,459         -            262            -            11,721


Total as of December 31, 2000                $160,997     $476,999     $ 9,392         $35,944       $611,444


Total as of December 31, 1999                $166,948     $493,539     $19,246         $28,695       $651,038

Company personnel directly manage all but five of the Company's properties from regional offices located in Lafayette, CA; Tustin, CA; Phoenix, AZ; Greenwood Village, CO; and Seattle, WA. The Company has retained outside managers to assist in some of the management functions for these five properties, which are U.S. Bank Centre in Reno, NV and Bryant Street Quad, Bryant Street Annex, Texaco and Oracle in Denver, CO. All financial record-keeping is centralized at the Company's corporate office in Lafayette, CA.

Income from property operations for properties held for sale as of December 31, 2000 was $821,000, $715,000, and $609,000 for the twelve months ending December 31, 2000, 1999 and 1998, respectively.

During 2000, 1999 and 1998, the Company capitalized interest costs relating to properties under development totaling $1,964,000, $2,148,000 and $2,177,000, respectively.

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

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,497 OP Units. A director of the Company was a 9% owner of the property, but did not participate in the approval of the acquisition. In December 1999, the Modesto, California property was exchanged for a property located in Phoenix, Arizona. As of December 31, 2000 the Company has redeemed 30,505 OP units for cash.

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 2000 are as follows (in thousands):

                  2001             $  78,243
                  2002                72,034
                  2003                64,818
                  2004                48,920
                  2005                28,710
                  Thereafter          49,120
                                    $341,845

The total minimum future lease payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

The Company's activities relating to the development and acquisition of new properties and debt and equity financings have been performed by Bedford Acquisitions, Inc. (BAI) pursuant to a written contract dated January 1, 1995, as amended. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount of the aggregate purchase price of the property for acquisitions and dispositions, up to 1 1/2% of any loans arranged by BAI, plus 5% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition, loan, or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and expires on December 31, 2001. The agreement is to be automatically extended for an additional term of one year unless either party gives notice of its intent to terminate the agreement by October 31, 2001.

For 2000, 1999, and 1998, the Company paid BAI $2,431,000, $2,783,000, and $2,272,000, respectively, for acquisition and financing activities performed pursuant to the foregoing arrangements. The Company believes that since the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for services on acquired properties or completed financings, such fees are properly includable in direct acquisition costs and capitalized as part of the asset or financing activities.

Note 6 - Stock Compensation Plans

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

Initially 250,000 shares of the Company's Common Stock were reserved for issuance under the Directors' Stock Option Plan (the "Directors' Plan"). In May 1996 and 1998, the shareholders approved an additional 250,000 shares and 500,000 shares, respectively. The Directors' Plan expires in 2002. The Directors' Plan provides for the grant of non-qualified stock options to directors of the Company. The Directors' Plan contains an automatic grant feature whereby a director receives a one-time "initial option" to purchase 25,000 shares upon a director's appointment to the Board of Directors and thereafter receives automatic annual grants of options to purchase 10,000 shares upon re-election to the Board of Directors. Options granted are generally exercisable six months from the date of grant.

The Directors' Plan requires that the exercise price of options be equal to the fair market value of the underlying shares on the date of grant. The maximum term of options granted is ten years.

In September 1995, the Company established a Management Stock Acquisition program which was subsequently modified by the Board in 1999. Under the program, certain options may be exercised by option holders with a recourse note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due on the first of nine years and nine months after the date of the grant or within ninety days from termination of employment, with interest payable quarterly. During 2000, 1999, 1996 and 1995, options for 200,750 shares of Common Stock were exercised in exchange for notes payable to the Company. The unpaid balance of the notes was $2,150,000 and $974,000 at December 31, 2000 and 1999, respectively, and is included in the accompanying consolidated balance sheet as a reduction of additional paid-in capital.

In addition, the Company may grant restricted stock to employees pursuant to the Employee Plan. These shares generally vest over five years and are subject to forfeiture under certain conditions. For 2000, 1999, 1998 and 1997, the Company granted 110,651 shares, 201,751 shares, 48,500 shares, and 30,000 shares of restricted stock net of forfeitures, respectively. Deferred compensation associated with unvested restricted stock was $4,003,000 and $3,958,000 as of December 31, 2000 and 1999,
respectively, and is included in the accompanying consolidated balance sheets as a reduction of additional paid-in capital.

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


                                    2000             1999              1998
Net income:
   As reported                  $68,087,000      $39,855,000       $31,496,000
   Pro forma                     67,865,000       39,496,000        31,158,000

Earnings per share - basic:
   As reported                  $      3.73      $      1.87       $      1.39
   Pro forma                           3.72             1.86              1.38

Earnings per share - diluted:
   As reported                  $      3.69      $      1.86       $      1.38
   Pro forma                           3.68             1.84              1.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 9.2%, 9.4%, and 7.3%; expected volatility of 18.2%, 18.4% and 17.0%; risk-free interest rates of 5.1%, 6.8% and 4.6%. The expected life for the director's options is ten years for 2000 and five years for 1999 and 1998. The expected life for the employee's options is ten years for each period.

A summary of the status of the Company's plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                            2000                         1999                          1998
                                            Weighted                     Weighted                      Weighted
                                            Average                      Average                       Average
                                Shares      Exercise Price   Shares      Exercise Price   Shares       Exercise Price
Employee Plan
Outstanding at beginning
    of year                      736,625        $17.72       1,117,250       $18.10        713,750         $16.52
Granted                          127,000         17.94            -             -          619,000          19.67
Exercised                       (138,375)        13.26         (63,500)       13.66        (29,625)         13.03
Forfeited and cancelled         (250,000)        18.89        (317,125)       19.15       (185,875)         18.05


Outstanding at end of year       475,250        $18.46         736,625       $17.72      1,117,250         $18.10

Options exercisable              141,250                       330,875                     239,250

Weighted average fair value
 of options granted during
 the year                                       $ 1.04                          -                          $ 1.12


Directors' Plan
Outstanding at beginning
    of year                      345,000        $16.33         310,000       $15.79        365,000         $11.65
Granted                           50,000         17.94          70,000        17.72         70,000          19.56
Exercised                       (145,000)        14.24         (25,000)       12.97       (125,000)          5.81
Expired                          (10,000)        17.72         (10,000)       17.72           -               -


Outstanding at end of year       240,000        $17.79         345,000       $16.33        310,000         $15.79


Options exercisable              240,000                       345,000                     310,000

Weighted average fair value
    of options granted during
    the year                                    $ 1.04                       $ 1.24                        $ 1.32

The following table summarizes information about stock options outstanding on December 31, 2000:

                                       Options Outstanding                       Options Exercisable
                                         Weighted Avg.
  Range of                Number          Remaining        Weighted Avg.         Number       Weighted Avg.
Exercise Price          Outstanding    Contractual Life    Exercise Price      Exercisable    Exercise Price

Employee Plan
$13.00                      1,250            5.4               $13.00              1,250          $13.00
 17.63 to 20.06           474,000            7.5                18.47            140,000           18.06
$13.00 to 20.06           475,250            7.5               $18.46            141,250          $18.01


Directors' Plan
$14.22                     40,000            5.8               $14.22             40,000          $14.22
 17.72                     50,000            8.8                17.72             50,000           17.72
 17.94                     50,000            9.8                17.94             50,000           17.94
 18.82                     50,000            6.8                18.82             50,000           18.82
 19.56                     50,000            7.8                19.56             50,000           19.56
$14.22 to 19.56           240,000            7.9               $17.79            240,000          $17.79

Note 7 - Bank Loan Payable

In June 1998, the Company amended and restated its secured revolving credit facility led by Bank of America. Under this facility, which matures June 1, 2001, the Company can borrow up to $175 million on a secured basis. The facility contains an unsecured sub-line of $50 million. The secured loans bear interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. At December 31, 2000, the facility, which was all secured, had an outstanding balance of $77,320,000 with an interest rate of LIBOR plus 1.35%. The credit facility is secured by mortgages on 26 properties, which properties collectively accounted for approximately 27% of the Company's annualized base rent and approximately 29% of the Company's total real estate assets as of December 31, 2000, together with the rental proceeds from such properties.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility throughout 2000.

The daily weighted average amount owed to the bank was $116,683,000 and $113,082,000 in 2000 and 1999, respectively. The weighted average interest rates in these periods were 7.75% and 6.48%, respectively. The effective interest rate at December 31, 2000 was 7.98%.
Currently, the Company is in the process of renewing the credit facility with its existing bank group.

Note 8 - Mortgage Loans Payable

In May 1999, the Company obtained a total of $108 million of mortgage financing from TIAA. The financing consists of a $43.45 million 10-year loan, a $37.2 million 8-year loan, and a $27.35 million 6-year loan, all with interest at a fixed rate of 7.17%. In November 1999, the Company obtained an additional $22.15 million mortgage loan from TIAA. The loan has a 7-year term with interest at a fixed rate of 7.95%. In December 1999, the Company obtained a $4.6 million mortgage loan from Union Bank. The loan has a 5-year term with interest at a variable rate of LIBOR plus 2.50%. In July 2000, the Company obtained a total of $30.89 million of mortgage financing from Security Life of Denver Insurance Company. The loans have a 5-year term with options to renew for four additional 5-year terms. Interest on the mortgages are at a variable rate of LIBOR plus 1.40%. Proceeds from the mortgage loans, net of loan costs, were used to pay down a portion of the outstanding balance of the Company's $175 million line of credit.

Mortgage loans payable at December 31, 2000 and 1999 consist of the following (in thousands):

                                                       2000        1999
   7.50% note due January 1, 2002                    $ 14,321   $ 23,889
   7.02% note due March 15, 2003                       18,916     19,257
   Floating rate note due January 1, 2005,
       current rate of 9.16%                            4,553      4,600
   7.17% note due June 1, 2005                         26,727     27,150
   8.90% note due July 31, 2006                         8,336      8,513
   6.91% note due July 31, 2006                        19,920     20,288
   7.95% note due December 1, 2006                     21,858     22,150
   7.17% note due June 1, 2007                         36,353     36,928
   7.75% note due April 1, 2009                          -           973
   7.17% note due June 1, 2009                         42,461     43,132
   Floating rate note due August 1, 2005,
       current rate of 8.015%                           7,444       -
   Floating rate note due August 1, 2005,
       current rate of 8.015%                          23,316       -
                                                     $224,205   $206,880

The mortgage loans are collateralized by 49 properties at December 31, 2000, which properties collectively accounted for approximately 57% of the Company's annualized base rent and approximately 52% of the Company's total real estate assets as of December 31, 2000, together with the rental proceeds from such properties. The Company was in compliance with the covenants and requirements of its various mortgage financings throughout 2000.

The following table presents scheduled principal payments on mortgage loans as of December 31, 2000 assuming the exercise of the four additional 5-year terms on the Security Life of Denver Insurance
Company mortgages (in thousands):

   2001               $  3,810
   2002                 17,842
   2003                 21,829
   2004                  3,956
   2005                 32,582
   Thereafter          144,186
                      $224,205


Note 9 - Repurchases of Common Stock

In July 1998, the Company's board of directors approved a share repurchase program of 3 million shares which was increased first to
4.5 million shares in September 1999 and later to 8 million shares in September 2000. Since November 1998, the Company has repurchased and retired 5,739,000 shares at an average price of $17.49 per share.


Note 10 - Segment Disclosure
The Company has six reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington), Midwest (greater Kansas City, Kansas/Missouri and greater Dallas, Texas) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based upon income from real estate from the combined properties in each segment.

   For the year ended December 31, 2000 (in thousands, except percentages)

                                  Northern                 Southern                                       Corporate
                                 California   Southwest   California   Northwest   Midwest     Colorado    & Other    Consolidated
Rental income                     $ 33,438    $ 18,497     $ 13,788    $ 18,755    $  3,628    $  9,412    $   -       $ 97,518
Operating expenses and
  real estate taxes                  7,368       5,264        2,656       5,769       1,238       3,439        -         25,734
Depreciation and
  amortization                       4,861       2,587        1,913       3,306         (86)      1,231        -         13,812

Income from property operations   $ 21,209    $ 10,646     $  9,219    $  9,680    $  2,476    $  4,742    $   -       $ 57,972


Percent of income from
  property operations                  37%         18%          16%         17%          4%          8%        - %         100%

Interest income(1)                      26           4           -            1           1         -           468         500
Interest expense                      -           (450)          -         -           -            -       (24,376)    (24,826)
General and administrative
  expenses                            -           -              -         -           -            -        (4,209)     (4,209)
Other income                          -            615           -         -           -            -          -            615



Income before minority interest
 and gain on sales                  21,235      10,815        9,219       9,681       2,477       4,742     (28,117)     30,052

Minority interest                     -           -              -         -           -           -           (136)       (136)
Gain (loss) on sales of real
 estate investments                 26,174       2,756           (6)      5,431       3,816        -           -         38,171

Net income                        $ 47,409    $ 13,571     $  9,213    $ 15,112    $  6,293    $  4,742    $(28,253)   $ 68,087


Real estate investments           $200,741    $117,005     $ 96,201    $130,849    $   -       $102,592    $   -       $647,388


Additions/dispositions of real
  estate investments              $ (4,517)   $(16,506)    $  1,743    $(19,532)   $(30,293)   $ 36,760    $   -       $(32,345)

Total assets                      $210,137    $108,337     $105,497    $115,247    $  7,253    $ 83,636    $  4,059    $634,166


(1) The interest income in Northern California, Southwest, Northwest, and Midwest segments represents interest earned from tenant notes receivable.





        For the year ended December 31, 1999 (in thousands, except percentages)

                             Northern                 Southern                                       Corporate
                             California   Southwest   California   Northwest   Midwest    Colorado   & Other     Consolidated

Rental income                $ 32,900     $ 15,726    $ 12,382     $ 15,528    $  5,363   $  8,628   $   -       $ 90,527
Operating expenses and
  real estate taxes             7,193        4,274       2,481        3,944       1,509      2,947        276      22,624
Depreciation and
  amortization                  4,624        2,087       1,768        2,509         874      1,154       -         13,016


Income from property
  operations                 $ 21,083     $  9,365    $  8,133     $  9,075    $  2,980   $  4,527   $   (276)   $ 54,887

Percent of income from
  property operations             38%          17%         15%          17%          6%         8%        (1)%       100%

Interest income(1)                 24            3        -               4        -          -           151         182
Interest expense                 -            -           -            -           -          -       (18,970)    (18,970)
General and
  administrative  expenses       -            -           -            -           -          -        (3,561)     (3,561)



Income before minority
  interest and gain
  on sales                     21,107        9,368       8,133        9,079       2,980      4,527    (22,656)     32,538

Minority interest                -            -           -            -           -          -          (128)       (128)
Gain (loss) on sales of real
  estate investments            7,756         -             45         -            (58)      -          -          7,743

Income before
  extraordinary item           28,863        9,368       8,178        9,079       2,922      4,527    (22,784)     40,153

Loss on early
  extinguishment  of debt        (298)        -           -            -           -          -          -           (298)

Net income                   $ 28,565     $  9,368    $  8,178     $  9,079    $  2,922   $  4,527   $(22,784)   $ 39,855


Real estate investments      $205,258     $133,511    $ 94,458     $150,381    $ 30,293   $ 65,832   $   -       $679,733

Additions/dispositions of
  real estate investments    $ (4,331)    $ 24,079    $ 17,060     $ 37,131    $ (1,918)  $  7,731   $   -       $ 79,752

Total assets                 $212,612     $123,411    $101,542     $134,843    $ 29,662   $ 64,329   $  5,011    $671,410


(1) The interest income in Northern California, Southwest, and Northwest segments represents interest earned from tenant notes receivable.

       For the year ended December 31, 1998 (in thousands, except percentages)

                              Northern                 Southern                                       Corporate
                              California   Southwest   California   Northwest   Midwest    Colorado   & Other     Consolidated

Rental income                 $ 30,759     $ 11,900    $ 10,274     $  9,281    $  4,943   $  6,317   $    (23)   $ 73,451
Operating expenses and
  real estate taxes              6,954        3,200       2,142        1,345       1,326      1,935        344      17,246
Depreciation and
  amortization                   3,939        1,629       1,495        1,586         779        837       -         10,265


Income from property
  operations                  $ 19,866     $  7,071    $  6,637     $  6,350    $  2,838   $  3,545   $   (367)   $ 45,940

Percent of income from
  property operations              43%          15%         15%          14%          6%         8%        (1)%       100%

Interest income(1)                  15         -           -              16        -          -           192        223
Interest expense                  -            -           -            -           -          -       (11,164)   (11,164)
General and administrative
  expenses                        -            -           -            -           -          -        (3,386)    (3,386)

Income before minority
  interest                      19,881        7,071       6,637        6,366       2,838      3,545    (14,725)    31,613

Minority interest                 -            -           -            -           -          -          (117)      (117)

Net income                    $ 19,881     $  7,071    $  6,637     $  6,366    $  2,838   $  3,545   $(14,842)   $ 31,496


Real estate investments       $209,589     $109,432    $ 77,398     $113,250    $ 32,211   $ 58,101   $   -       $599,981


Additions to real
  estate investments          $ 24,182     $ 41,420    $  6,349     $ 56,852    $  2,927   $ 36,180   $   -       $167,910

Total assets                  $210,867     $103,637    $ 81,708     $109,471    $ 30,486   $ 57,184   $  4,971    $598,324



(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 11 - Fair Value of Financial Instruments

The carrying values of trade accounts payable and receivables approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $188,892,000 fixed rate debt at December 31, 2000 is approximately $189,452,000 based on the terms of existing debt compared to those available in the marketplace. At December 31, 1999, the fixed rate debt of $202,280,000 had an approximate market value of $189,882,000. The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.


Note 12 - Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                                            Year Ended December 31,
                                                                   2000            1999            1998
Basic:
  Income before extraordinary item                               $    68,087     $    40,153     $    31,496
  Extraordinary item - loss on early
      extinguishment of debt                                            -               (298)           -

  Net income                                                     $    68,087     $    39,855     $    31,496

  Weighted average number of shares - basic                       18,236,512      21,267,088      22,634,656

  Earnings per share:
      Income before extraordinary item                           $      3.73     $      1.88     $      1.39
      Extraordinary item - loss on early
          extinguishment of debt                                        -              (0.01)           -

      Net income for basic earnings per share                    $      3.73     $      1.87     $      1.39

Diluted:
  Income before extraordinary item                               $    68,087     $    40,153     $    31,496
  Add: Minority interest                                                 136             128             117
  Extraordinary item - loss on early extinguishment of debt             -               (298)           -

  Net income for diluted earnings per share                      $    68,223     $    39,983     $    31,613


  Weighted average number of shares (from above)                  18,236,512      21,267,088      22,634,656
  Weighted average shares
      of dilutive stock options using average
      period stock price under the treasury
      stock method                                                    52,958          62,196         205,522
  Weighted average shares issuable upon the
      conversion of operating partnership units                       77,992          82,402          89,629
  Weighted average shares of non-vested restricted
      stock using average period stock
      price under the treasury stock method                          134,443          65,327            -
  Weighted average number of shares -
      diluted                                                     18,501,905      21,477,013      22,929,807


  Earnings per share:
      Income before extraordinary item                           $      3.69     $      1.87     $      1.38
      Extraordinary item - loss on early
          extinguishment of debt                                        -              (0.01)           -

      Net income for diluted earnings per share                  $      3.69     $      1.86     $      1.38

Since their effect would have been antidilutive, 280,000, 817,000, and 729,000 of the Company's stock options have been excluded from diluted earnings per share for the years ended December 31, 2000, 1999, and 1998, respectively.



Note 13 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 2000 and 1999 (in thousands of dollars, except per share data):

2000 Quarters Ended                               3/31         6/30         9/30         12/31


Rental income                                   $24,392      $24,957      $24,662      $23,507

Income from property operations                  14,941       14,708       14,942       13,380

Income before gain on sales of real estate
  investments and minority interest               8,030        7,550        7,689        6,781

Net income                                      $23,231      $ 7,511      $27,854      $ 9,490


Earnings per share - basic                      $  1.20      $  0.41      $  1.54      $  0.55

Earnings per share - diluted                    $  1.19      $  0.41      $  1.52      $  0.54


1999 Quarters Ended                               3/31         6/30         9/30        12/31


Rental income                                   $21,359      $22,346      $22,475      $24,347

Income from property operations                  12,899       14,229       14,081       13,678

Income before gain on sales of real estate
  investments and minority interest               8,274        8,556        8,656        7,052

Net income                                      $ 8,811      $15,267      $ 8,815      $ 6,962


Earnings per share - basic                      $  0.39      $  0.70      $  0.41      $  0.35

Earnings per share - diluted                    $  0.39      $  0.70      $  0.41      $  0.35



Note 14 - Commitments and Contingencies

The Company has contractual construction commitments of $13.5 million as of December 31, 2000 relating to its properties under development.

From time to time, the Company is subject to legal claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

                      BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      December 31, 2000
                                  (in thousands of dollars)

                              Initial Cost         Cost Cap-    Gross Amount
                                to Company         italized     Carried at                                                De-
                                       Build-       Subsequent   Close of Period             Accum-      Date      Date   preciable
                                       ings &       to Ac-                                   ulated De-  Con-      Ac-    Life
Description                   Land     Improvement  quisition    Land     Building  Total    preciation  structed  quired (Years)
Industrial buildings:
Northern California
Building #3 at Contra
  Costa
  Diablo Industrial Park,
    Concord*                  $    495 $  1,159     $     47     $    495  $  1,206 $  1,701 $    276     1983     12/90     45
Building #8 at Contra Costa
  Diablo Industrial Park,
  Concord*                         877    1,548          203          877     1,751    2,628      488     1981     12/90     45
Building #18 at Mason
  Industrial Park, Concord*        610    1,265          133          610     1,398    2,008      319     1984     12/90     45
Milpitas Town Center,
  Milpitas*                      1,400    4,421          149        1,400     4,570    5,970      651     1983      8/94     45
598 Gibraltar Drive,
  Milpitas*                        535    2,522         -             535     2,522    3,057      993     1996      5/96     45
Auburn Court, Fremont*           1,391    2,473          359        1,415     2,808    4,223      349     1983     12/95     45
47650 Westinghouse Drive,
  Fremont*                         267      893           60          271       949    1,220      106     1982     12/95     45
410 Allerton, South
  San Francisco*                 1,333      889           39        1,356       905    2,261      102     1970     12/95     45
400 Grandview, South
  San Francisco*                 3,246    3,517          969        3,300     4,432    7,732      464     1976     12/95     45
342 Allerton, South
  San Francisco*                 2,516    1,542          379        2,558     1,879    4,437      224     1969     12/95     45
301 East Grand, South
  San Francisco*                 2,036      959          167        2,070     1,092    3,162      138     1974     12/95     45
Fourier Avenue, Fremont*         2,120    7,018         -           2,120     7,018    9,138      715     1982      5/96     45
Lundy Avenue, San Jose*          2,055    2,184          257        2,055     2,441    4,496      246     1982      7/96     45
115 Mason Circle, Concord*         697      854           68          697       922    1,619      104     1971      9/96     45
47600 Westinghouse Drive,
  Fremont*                         356    1,067           43          356     1,110    1,466      106     1982      9/96     45
860-870 Napa Valley
  Corporate Way, Napa*             933    3,515          648          933     4,163    5,096      464     1984      9/96     45
47633 Westinghouse Drive,
  Fremont*                       1,051    3,239          251        1,051     3,490    4,541      324     1983     10/96     45
47513 Westinghouse Drive,
  Fremont*                       1,624     -           4,089        1,625     4,088    5,713      680     1998     10/96     45
Carneros Commons Phase I,
  Napa                             500     -           2,398          500     2,398    2,898        0     2000     12/96     45
Bordeaux Centre, Napa*           1,151     -           6,708        1,151     6,708    7,859      912     1998     12/96     45
O'Toole Business Park,
  San Jose*                      3,933    5,748          500        3,933     6,248   10,181      604     1984     12/96     45
6500 Kaiser Drive, Fremont*      1,556    6,411           28        1,556     6,439    7,995      572     1990      1/97     45
Bedford Fremont Business
  Center, Fremont*               3,598    9,004          215        3,598     9,219   12,817      835     1990      3/97     45
Spinnaker Court, Fremont*        2,548    5,989          177        2,549     6,165    8,714      491     1986      5/97     45
2277 Pine View Way,
  Petaluma*                      1,861    7,074            3        1,861     7,077    8,938      564     1989      6/97     45
Mondavi Building, Napa*          1,315    5,214         -           1,315     5,214    6,529      377     1985      9/97     45
Building #2 at Monterey
  Commerce Center, Monterey*       611    1,833            1          611     1,834    2,445      126     1990     12/97     45
Building #3 at Monterey
  Commerce Center, Monterey*       604    1,812          161          604     1,973    2,577      136     1990     12/97     45
Parkpoint Business Center,
  Santa Rosa*                    1,975    4,474          491        1,976     4,964    6,940      344     1981      2/98     45
2180 S. McDowell, Petaluma*        773    3,006           13          774     3,018    3,792      168     1990      7/98     45
2190 S. McDowell, Petaluma*        587    2,283         -             587     2,283    2,870      127     1996      7/98     45

Arizona
Westech Business Center,
  Phoenix*                       3,531    4,422          512        3,531     4,934    8,465      707     1985      4/96     45
Westech II, Phoenix*             1,033     -           3,954        1,033     3,954    4,987      822     1998      7/96     45
2601 W. Broadway, Tempe*         1,127    2,348          102        1,127     2,450    3,577      185     1977      7/97     45
Building #2 at Phoenix
  Airport Center, Phoenix*         723    3,278           16          723     3,294    4,017      249     1990      7/97     45
Building #3 at Phoenix
  Airport Center, Phoenix*         682    3,163         -             682     3,163    3,845      240     1990      7/97     45
Building #4 at Phoenix
  Airport Center, Phoenix*         517    1,732         -             517     1,732    2,249      132     1990      7/97     45
Building #5 at Phoenix
  Airport Center, Phoenix*       1,507    3,860            5        1,507     3,865    5,372      293     1990      7/97     45
Butterfield Business Center,
  Tucson*                          909    4,230           76          909     4,306    5,215      305     1986     11/97     45
Butterfield Tech Center II,
  Tucson                           102     -           1,752          102     1,752    1,854      168     1999     11/97     45
Greystone Business Park,
  Tempe                          1,232     -           4,407        1,232     4,407    5,639      190     1999     12/97     45
Cimarron Business Park,
  Scottsdale*                    1,776    4,471          258        1,778     4,727    6,505      302     1979-85   3/98     45
Rio Salado Corporate Center,
  Tempe                          1,723    2,882        1,666        1,723     4,548    6,271       42     1982-84   7/98     45
Phoenix Tech Center, Phoenix     1,322      945          877        1,322     1,822    3,144      119     1985      8/98     45
Expressway Corporate Center,
  Tempe*                         1,467    3,175          213        1,468     3,387    4,855      207     1985     11/98     45
The Adams Brothers Building,
  Phoenix*                       1,572    1,613           49        1,572     1,662    3,234       58     1988-95   6/99     45
Bedford Realty Partners, L.P.,
  Phoenix*                         992    6,241           99          992     6,340    7,332      152     1986     12/99     45

Southern California
Dupont Industrial Center,
  Ontario*                       3,588    6,162          239        3,588     6,401    9,989    1,039     1989      5/94     45
3002 Dow Business Center,
  Tustin*                        4,209    7,291        1,073        4,305     8,268   12,573    1,261     1987-89  12/95     45
Carroll Tech I, San Diego*         511    1,372          187          511     1,559    2,070      179     1984     10/96     45
Vista I, Vista                     646    2,135           64          646     2,199    2,845      202     1990     10/96     45
Vista II, Vista                    566    1,832         -             566     1,832    2,398      170     1990     10/96     45
Signal Systems Building,
 San Diego*                      2,228    7,264         -           2,228     7,264    9,492      646     1990     12/96     45
Carroll Tech II, San Diego*      1,022    2,129         -           1,022     2,129    3,151      201     1984     10/96     45
2230 Oak Ridge Way, Vista*         684    2,191         -             684     2,191    2,875      165     1997     10/97     45
6960 Flanders Drive,
  San Diego*                       864    2,591           (2)         865     2,588    3,453      144     1989      6/98     45
Canyon Vista Center,
  San Diego*                     1,664    4,645          137        1,664     4,782    6,446      189     1986      4/99     45
6325 Lusk Blvd., San Diego*      2,229    3,484            9        2,229     3,493    5,722      116     1991      7/99     45

Greater Seattle Area
Highlands Campus
  Building B, Bothell            1,762     -           5,529        1,762     5,529    7,291      410     1999      6/98     45
Highlands Campus
  Building C, Bothell            1,646     -           4,322        1,646     4,322    5,968       58     2000      6/98     45

Office buildings:
Northern California
Village Green, Lafayette*          547    1,245          588          743     1,637    2,380      268     1983      7/94     45
Canyon Park, San Ramon*          1,933    3,098        3,001        1,933     6,099    8,032      309     1971-72  12/97     45
Crow Canyon Centre,
  San Ramon*                       778     -           5,253          778     5,253    6,031      275     1999     12/97     45
Building #1 at Monterey
  Commerce Center,
  Monterey*                        616    5,302          153          616     5,455    6,071      427     1990     12/97     45
3380 Cypress Drive,
  Petaluma*                      1,709    3,760            1        1,710     3,760    5,470      209     1989      7/98     45

Arizona
Executive Center at
  Southbank, Phoenix*            4,943    7,134          102        4,943     7,236   12,179      626     1989      3/97     45
Troika Building, Tucson*         1,332    2,631           46        1,332     2,677    4,009      212     1985      6/97     45
Building #1 at Phoenix
  Airport Center, Phoenix*         944    1,541           77          944     1,618    2,562      119     1990      7/97     45
Phoenix Airport Center
  Parking, Phoenix*              1,369       81         -           1,369        81    1,450        6     1990      7/97     45
Cabrillo Executive Center,
  Phoenix*                         480    5,614          234          480     5,848    6,328      401     1983      2/98     45
Mountain Pointe Office Park,
  Phoenix                          837     -           4,935          837     4,935    5,772      135     1999      2/98     45
1355 S. Clearview
  Avenue, Mesa*                  2,049    5,450            3        2,049     5,453    7,502      192     1998      6/99     45

Southern California
Laguna Hills Square, Laguna*     2,436    3,655          967        2,436     4,622    7,058      582     1983      3/96     45
Building #3 at Carroll
  Tech Center, San Diego*          716    1,400           56          716     1,456    2,172      137     1984     10/96     45
Scripps Wateridge,
  San Diego*                     4,160   12,472            3        4,160    12,475   16,635      971     1990      6/97     45
Building #4 at Carroll Tech
  Center, San Diego*             2,050    3,224           76        2,050     3,300    5,350      128     1986      3/99     45

Colorado
Oracle Building, Denver*         1,860   13,249           88        1,860    13,337   15,197      945     1996     10/97     45
Texaco Building, Denver*         3,699   31,631        1,044        3,700    32,674   36,374    1,849     1981      5/98     45
WaterPark @ Briarwood
  Building 1, Englewood            286     -           2,682          286     2,682    2,968       48     2000      4/99     45
WaterPark @ Briarwood
  Building 2, Englewood            716     -           5,008          716     5,008    5,724       28     2000      4/99     45
Bedford Center at Rampart,
  Englewood                      3,811   18,031         (720)       3,811    17,311   21,122       33     1998     11/00     45

Greater Seattle Area
Orillia Office Park,
  Renton*                       10,021   22,975         -          10,021    22,975   32,996    1,787     1986      7/97     45
Adobe Systems Bldg. 1,
  Seattle*                        -      22,403        3,923         -       26,326   26,326    1,462     1998      3/98     45
Adobe Systems Bldg. 2,
  Seattle*                        -      18,931        3,353         -       22,284   22,284    1,261     1998      3/98     45
Highlands Campus,
  Building A, Bothell            2,066     -           7,763        2,066     7,763    9,829      619     1999      6/98     45
The Federal Way Building,
    Federal Way*                 2,208    7,009           29        2,208     7,038    9,246      240     1999      6/99     45
Federal Way II,
  Federal Way                    2,500   14,307          102        2,515    14,394   16,909      398     1999      9/99     45

Nevada
U.S. Bank Centre, Reno           2,102   10,264          541        2,102    10,805   12,907      922     1989      5/97     45

Operating properties
  held for sale:
Colorado
Bryant Street Quad,
  Denver*                        1,394    2,181          171        1,416     2,330    3,746      269     1971-73  12/95     45
Bryant Street Annex,
  Denver*                          487      866          127          495       985    1,480      130     1968     12/95     45

Properties under development:
Northern California
Carneros Commons
  Phase II, Napa                   461     -             523          461       523      984     -         N/A     12/96     45

Colorado
Belleview Corporate Plaza
  II Office, Denver              2,622     -           5,721        2,622     5,721    8,343     -         N/A     10/98     45
Belleview Corporate Plaza,
  Parking, Denver                  487     -              75          487        75      562     -         N/A     10/98     45
WaterPark @ Briarwood
  Phase II, Englewood            1,002     -           2,812        1,002     2,812    3,814     -         N/A      4/99     45

Land held for development:
Scripps Land, San Diego, CA        622     -              83          622        83      705     -         N/A      6/97     45
Mondavi Land, Napa Lot
  12G, Northern CA               1,150     -              12        1,150        12    1,162     -         N/A      3/98     45
West Tempe Lots 30 and 31,
  Tempe, AZ                        551     -              93          644      -         644     -         N/A      7/98     45
210 Lafayette Circle,
  Northern CA                      511     -               2          511         2      513     -         N/A     11/98     45
Belleview Corporate Plaza
  III, IV, Denver, CO            2,299     -              26        2,299        26    2,325     -         N/A     10/99     45
Belleview Corporate Plaza,
  Retail, Denver, CO               807     -             129          807       129      936     -         N/A     10/98     45
Napa Lots 9B & 8D, Napa, CA      2,161     -               7        2,161         7    2,168     -         N/A     11/00     45
Ontario (Jurupa) Land,
  Ontario, CA                    3,266     -            -           3,266      -       3,266     -         N/A     12/00     45

                              $160,376 $393,823      $93,189     $160,997  $486,391 $647,388  $35,944

                                                                                         (A)      (A)

* Property is encumbered, see footnotes 7 and 8 to the consolidated financial statements.

See accompanying independent auditors' report.


                                    NOTES TO SCHEDULE III
                                  (in thousands of dollars)

(A) An analysis of the activity in real estate investments for the years ended December 31, 2000, 1999, and 1998 is presented below:

                                                            Investment                          Accumulated Depreciation

                                                       2000        1999        1998          2000       1999       1998

BALANCE AT BEGINNING OF PERIOD                        $679,733    $599,981    $432,071      $28,695    $18,523    $8,985
Add (deduct):
  Acquisition of Didde Building                           -           -          2,207         -          -         -
  Acquisition of El Caro Executive Center                 -           -          6,279         -          -         -
  Acquisition of Park Point Business Center               -           -          6,897         -          -         -
  Acquisition of Mountain Pointe Office Park              -           -          2,878         -          -         -
  Acquisition of Mondavi Land, Napa Lot 12G               -           -          1,157         -          -         -
  Acquisition of Adobe I                                  -           -         26,306         -          -         -
  Acquisition of Adobe II                                 -           -         22,254         -          -         -
  Acquisition of 5502 Oberlin Drive                       -           -          2,188         -          -         -
  Acquisition of Cimarron Business Park                   -           -          6,322         -          -         -
  Acquisition of Ferrell Drive Land                       -           -            188         -          -         -
  Acquisition of Texaco Building                          -           -         35,698         -          -         -
  Acquisition of Geocon Building                          -           -          3,452         -          -         -
  Acquisition of Austin Braker 2                          -           -          2,245         -          -         -
  Acquisition of Austin Rutland 10                        -           -          3,255         -          -         -
  Acquisition of Austin Southpark A, B and C              -           -          5,753         -          -         -
  Acquisition of Highlands Campus Land                    -           -          8,110         -          -         -
  Acquisition of Rio Salado Corporate Centre              -           -          4,906         -          -         -
  Acquisition of West Tempe Land Lots 30 and 31           -           -            572         -          -         -
  Acquisition of 3880 Cypress Drive                       -           -          5,470         -          -         -
  Acquisition of 2180 S. McDowell Blvd.                   -           -          3,780         -          -         -
  Acquisition of 2190 S. McDowell Blvd.                   -           -          2,870         -          -         -
  Acquisition of 10232 S. 51st Street                     -           -          2,368         -          -         -
  Acquisition of 210 Lafayette Circle                     -           -            511         -          -         -
  Acquisition of Expressway Corporate Center              -           -          4,644         -          -         -
  Acquisition of Carroll Tech IV                          -          5,330        -            -          -         -
  Acquisition of Canyon Vista Center                      -          6,389        -            -          -         -
  Acquisition of WaterPark at Briarwood                   -          1,620        -            -          -         -
  Acquisition of 1355 S. Clearview Avenue                 -          7,502        -            -          -         -
  Acquisition of The Adams Brothers Building              -          3,234        -            -          -         -
  Acquisition of The Federal Way Building                 -          9,217        -            -          -         -
  Acquisition of 6325 Lusk Blvd.                          -          5,723        -            -          -         -
  Acquisition of Panorama III                             -          2,658        -            -          -         -
  Acquisition of Federal Way II                           -         16,807        -            -          -         -
  Acquisition of Belleview Corporate Plaza                -          6,837        -            -          -         -
  Sale of 417 Eccles (B)                                  -         (1,200)       -            -           (37)     -
  Sale of Woodlands Tower II (C)                          -         (6,963)       -            -        (1,031)     -
  Sale of Oak Ridge Land (C)                              -           (378)       -            -          -         -
  Sale of Doherty Avenue (D)                              -         (3,909)       -            -          (152)     -
  Sale of Continental Can (E)                             -         (5,016)       -            -          (124)     -
  Acquisition of Bedford Center at Rampart              21,122        -           -            -          -         -
  Acquisition of Napa Land Lots 9B & 8D                  2,161        -           -            -          -         -
  Acquisition of Jurupa Land                             3,266        -           -            -          -         -
  Sale of 350 E. Plumeria (F)                           (8,570)       -           -            (373)      -         -
  Sale of Twin Oaks Technology Center (F)               (6,904)       -           -            (620)      -         -
  Sale of Twin Oaks Business Center (F)                 (4,617)       -           -            (380)      -         -
  Sale of 5502 Oberlin Drive (G)                        (2,188)       -           -             (28)      -         -
  Sale of 100 View Street (H)                           (4,636)       -           -            (365)      -         -
  Sale of Kenyon Center (I)                            (15,075)       -           -            (677)      -         -
  Sale of 99th Street #1 (I)                            (2,276)       -           -            (159)      -         -
  Sale of 99th Street #2 (I)                              (828)       -           -             (54)      -         -
  Sale of 99th Street #3 (I)                            (2,718)       -           -            (505)      -         -
  Sale of 99th Street #4 (I)                            (3,723)       -           -            (391)      -         -
  Sale of Lackman Business Center (I)                   (2,517)       -           -            (245)      -         -
  Sale of Panorama (I)                                  (4,125)       -           -            (289)      -         -
  Sale of Panorama III (I)                              (2,649)       -           -             (22)      -         -
  Sale of Overland Park Land (I)                            (1)       -           -            -          -         -
  Sale of 6600 College Blvd. (I)                        (6,619)       -           -            (382)      -         -
  Sale of Austin Braker 2 (I)                           (2,285)       -           -             (59)      -         -
  Sale of Austin Rutland (I)                            (3,280)       -           -             (94)      -         -
  Sale of Austin SouthPark(I)                           (5,815)       -           -            (160)      -         -
  Sale of Didde Building (J)                            (2,226)       -           -             (58)      -         -
  Sale of Great Hills Trail (J)                         (9,859)       -           -            (394)      -         -
  Sale of Ferrell Drive (J)                             (2,791)       -           -             (73)      -         -
  Sale of Ferrell Drive Land (J)                          (188)       -           -            -          -         -
  Capitalized costs                                     34,996      31,901       7,600         -          -         -
  Depreciation                                            -           -           -          12,577     11,516     9,538


BALANCE AT END OF PERIOD                              $647,388    $679,733    $599,981      $35,944    $28,695   $18,523

(B)                         The property was sold in March 1999.
(C)                         The properties were sold in June 1999.
(D)                         The property was sold in August 1999.
(E)                         The property was sold in December 1999.
(F)                         The properties were sold in March 2000.
(G)                         The property was sold in June 2000.
(H)                         The property was sold in August 2000.
(I)                         The properties were sold in September 2000.
(J)                         The properties were sold in October 2000.


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

Dated:  March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                           March 29, 2001
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Anthony Downs                                              March 29, 2001
Anthony Downs, Director

/s/ Anthony M. Frank                                           March 29, 2001
Anthony M. Frank, Director

/s/ Martin I. Zankel                                           March 29, 2001
Martin I. Zankel, Director

/s/ Thomas H. Nolan, Jr.                                       March 29, 2001
Thomas H. Nolan, Jr., Director

/s/ Hanh Kihara                                                March 29, 2001
Hanh Kihara
Senior Vice President and
Chief Financial Officer

/s/ Krista K. Rowland                                          March 29, 2001
Krista K. Rowland, Vice President Controller

                                     Exhibit 12

                  Bedford Property Investors, Inc. and Subsidiaries
      Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
                          and Limited Partner Distributions
                            (in thousands, except ratios)

                                                       Year Ended December 31,

                                                 2000        1999        1998        1997        1996

Net income                                      $68,087     $39,855     $31,496     $31,291     $11,021

Fixed charges - interest and amortization
   of loan fees                                  24,826      18,970      11,164       7,918       4,347

Fixed charges - interest capitalized              1,964       2,148       2,177         627        -

Net income including fixed charges               94,877      60,973      44,837      39,836      15,368

Preferred dividends and limited partner
  distributions                                     136         128         117       3,608       4,505

Net income including fixed charges,
  preferred dividends and limited
  partner distributions                         $95,013     $61,101     $44,954     $43,444     $19,873

Ratio of earnings to fixed charges,
  including preferred dividends and
  limited partner distributions                    3.53        2.88        3.34        3.57        2.25

Ratio of earnings to fixed charges,
  excluding preferred dividends and
  limited partner distributions                    3.54        2.89        3.36        4.66        3.54

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

5.  ICMPI (Lenexa), Inc.                 Delaware                     ICMPI (Lenexa), Inc.


                                        Exhibit 23.1


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No.'s 333-23687, 333-33643 and 333-33795) and the registration statements on Form S-8 (No.'s 033-52375, 333-18215, 333-70681 and 333-
74707) of Bedford Property Investors, Inc. of our report dated February 2, 2001, relating to the consolidated balance sheets of Bedford Property Investors, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and the related financial statement schedule as of December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Bedford Property Investors, Inc.


                                  KPMG LLP

San Francisco, California
March 29, 2001