Form 10-Q
period 2001-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2001-05-04
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


 x           Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarter ended March 31, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class                        Outstanding as of May 3, 2001
Common Stock, $0.02 par value                      17,548,414

          BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                INDEX



PART I.  FINANCIAL INFORMATION                                   Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                          1

Consolidated Balance Sheets as of March 31, 2001
and December 31, 2000 (Unaudited)                                  2

Consolidated Statements of Income for the three months ended
March 31, 2001 and 2000 (Unaudited)                                3

Consolidated Statements of Stockholders' Equity for
the three months ended March 31, 2001 (Unaudited)                  4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2001 and 2000 (Unaudited)                                5

Notes to Consolidated Financial Statements                      6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                  14-17

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                 18

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                       19

SIGNATURES                                                        20

          BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             STATEMENT

The consolidated financial statements included herein have been prepared by Bedford Property Investors, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of its financial condition and results of operations for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements appearing in the annual report to stockholders for the year ended December 31, 2000.

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

      BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                                     (Unaudited)
               (in thousands, except share and per share amounts)

                                                  March 31, 2001                December 31, 2000
Assets:

Real estate investments:
  Industrial buildings                               $301,855               $305,857
  Office buildings                                    307,625                310,882
  Operating properties held for sale                   16,307                  5,226
  Properties under development                         13,915                 13,702
  Land held for development                            11,917                 11,721

                                                      651,619                647,388
  Less accumulated depreciation                        39,416                 35,944

                                                      612,203                611,444
Cash and cash equivalents                                 351                  3,160
Other assets                                           20,247                 19,562


                                                     $632,801               $634,166


Liabilities and Stockholders' Equity:

Bank loan payable                                    $ 84,320              $  77,320
Mortgage loans payable                                223,273                224,205
Accounts payable and accrued expenses                   8,802                 15,665
Dividend and distributions payable                      8,052                  8,005
Other liabilities                                       7,878                  8,227

    Total liabilities                                 332,325                333,422

Minority interest in consolidated partnership           1,229                  1,229

Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued and
   outstanding 17,814,315 shares in 2001 and
   17,709,738 shares in 2000                              356                    354
 Additional paid-in capital
                                                      316,231                 316,084
 Accumulated dividends in
    excess of net income                              (17,340)               (16,923)
      Total stockholders' equity                      299,247                299,515

                                                     $632,801               $634,166

See accompanying notes to consolidated financial statements.
                     BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                      (Unaudited)
                  (in thousands, except share and per share amounts)

                                                   2001               2000

Property operations:
   Rental income                               $   24,390          $   24,392
   Rental expenses:
      Operating expenses                            3,770               3,927
      Real estate taxes                             2,290               2,381
      Depreciation and amortization                 3,832               3,143


Income from property operations                    14,498              14,941

General and administrative expenses                (1,018)               (895)
Interest income                                        56                  34
Interest expense                                   (5,902)             (6,050)


Income before gain on sales of real estate
     investments and minority interest              7,634               8,030

Gain on sales of real estate investments, net        -                 15,234
Minority interest                                     (35)                (33)


Net income                                     $    7,599          $   23,231


Earnings per share - basic                     $     0.44          $     1.20


Weighted average number of shares - basic      17,404,680          19,286,636


Earnings per share - diluted                   $   0.43            $     1.19


Weighted average number of shares - diluted  17,731,411            19,498,352

See accompanying notes to consolidated financial statements.






















                   BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                      (Unaudited)
                       (in thousands, except per share amounts)

                                                              Accumulated     Total
                                                  Additional   dividends      stock-
                                        Common     paid-in    in excess of   holders'
                                        stock      capital     net income     equity

Balance, December 31, 2000              $ 354     $316,084     $(16,923)    $299,515

Issuance of common stock                    3          273         -             276

Repurchase and retirement of common
   stock                                   (1)        (542)        -            (543)

Amortization of deferred compensation       -          416         -             416

Net income                                  -         -           7,599        7,599

Dividends to common stockholders
 ($0.45 per share)                          -         -          (8,016)      (8,016)


Balance, March 31, 2001                 $ 356     $316,231     $(17,340)    $299,247

See accompanying notes to consolidated financial statements.
































                         BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                             (Unaudited)
                                           (in thousands)

                                                                       2001          2000

Operating Activities:
  Net income                                                         $   7,599     $   23,231
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                                       35             33
    Depreciation and amortization                                        4,428          3,590
    Stock compensation amortization                                        416            354
    Gain on sales of real estate investments, net                         -           (15,234)
    Change in other assets                                              (1,469)        (1,877)
    Change in accounts payable and
      accrued expenses                                                  (6,709)        (1,503)
    Change in other liabilities                                           (349)        (1,605)


Net cash provided by operating activities                            $   3,951     $    6,989


Investing Activities:
  Investments in real estate                                            (4,385)        (7,128)
  Proceeds from sales of real estate investments, net                     -            36,339


Net cash (used) provided by investing activities                     $  (4,385)    $   29,211


Financing Activities:
  Proceeds from bank loan payable, net of loan costs                 $   7,749     $   25,715
  Repayments of bank loan payable                                         (973)       (32,228)
  Refund (payment) of loan costs                                            52            (15)
  Repayments of mortgage loans payable                                    (931)          (826)
  Issuance of common stock                                                 276             17
  Payment of dividends and distributions                                (8,005)        (8,271)
  Repurchase and retirement of common stock                               (543)       (20,846)


Net cash (used) by financing activities                              $  (2,375)    $  (36,454)


Net decrease in cash and cash equivalents                            $  (2,809)    $     (254)
Cash and cash equivalents at beginning of period                         3,160          1,584


Cash and cash equivalents at end of period                           $     351     $    1,330


Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of amounts
capitalized of $304 in 2001 and $810 in 2000                         $   5,437     $    5,669


See accompanying notes to consolidated financial statements.


                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  MARCH 31, 2001


Note 1.  The Company and Basis of Presentation

The Company

Bedford Property Investors, Inc. and subsidiaries (the Company) is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the western United States. The Company's common stock trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.


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

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year presentation.












Note 2. Real Estate Investments

As of March 31, 2001, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                      Number of                      Percent
                                      Properties          Cost       of Total


Industrial buildings                          58        $301,855         46%
Office buildings                              27         307,625         47%
Operating properties held for sale             5          16,307          3%
Properties under development                   4          13,915          2%
Land held for development                      9          11,917          2%


Total                                        103        $651,619        100%

        The following table sets forth the Company's real estate investments as of March 31, 2001 (in thousands):

                                                                           Less
                                                         Development   Accumulated
                                     Land      Building  In-Progress   Depreciation    Total

Industrial buildings
Northern California                $  43,523  $107,043   $     -       $ 12,513      $138,053
Arizona                               20,218    56,665         -          4,671        72,212
Southern California                   18,309    42,816         -          4,595        56,530
Greater Seattle Area                   3,408     9,873         -            665        12,616


Total industrial buildings            85,458   216,397         -         22,444       279,411


Office buildings
Northern California                    5,165    17,040         -          1,210        20,995
Arizona                               11,954    27,848         -          1,880        37,922
Southern California                    9,361    21,941         -          1,955        29,347
Colorado                              10,658    73,139         -          3,370        80,427
Greater Seattle Area                  16,811   100,780         -          6,432       111,159
Nevada                                 2,102    10,826         -            992        11,936


Total office buildings                56,051   251,574         -         15,839       291,786


Operating properties held for sale
Northern California                    1,831     9,250         -            733        10,348
Colorado                               1,911     3,315         -            400         4,826


Total operating properties held
  for sale                             3,742    12,565         -          1,133        15,174


Properties under development
Northern California                      461      -           1,053        -            1,514
Colorado                               4,111      -           8,290        -           12,401


Total properties under development     4,572      -           9,343        -           13,915


Land held for development
Northern California                    3,822      -              40        -            3,862
Arizona                                  644      -            -           -              644
Southern California                    3,887      -             141        -            4,028
Colorado                               3,106      -             277        -            3,383


Total land held for development       11,459      -             458        -           11,917


Total as of March 31, 2001          $161,282  $480,536      $ 9,801    $ 39,416      $612,203

Total as of December 31, 2000       $160,997  $476,999      $ 9,392    $ 35,944      $611,444





Company personnel directly manage all but three of the Company's properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. The Company has retained outside managers to assist in some of the management functions for these three properties, which are U.S. Bank Centre in Reno, NV and Bryant Street Quad and Bryant Street Annex in Denver, CO. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Income from property operations for operating properties held for sale as of March 31, 2001 was $479,000 and $388,000 for the three months ended March 31, 2001 and 2000, respectively.

Note 3.  Debt

Bank Loan Payable

The Company has a secured revolving credit facility led by Bank of America, which matures June 1, 2001. The facility also includes a $50 million unsecured sub-line. The Company can borrow up to $175 million on a secured basis with interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of March 31, 2001, the facility, which was all secured, had an outstanding balance of $84,320,000 with an interest rate of LIBOR plus 1.35%. The credit facility is secured by 30 properties and interests in such properties, which collectively accounted for approximately 32% of the Company's annualized base rent and approximately 32% of the Company's total real estate assets as of March 31, 2001.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility during the quarter ended March 31, 2001.

The daily weighted average amount owed to the bank was $83,153,000 and $141,671,000 for the three months ended March 31, 2001 and 2000, respectively. The weighted average annual interest rates in each of these periods was 7.59% and 7.47%, respectively. The effective interest rate at March 31, 2001 was 6.63%.

The Company has recently received commitments from its bank group to extend the line of credit for $150 million and expects to proceed with closing this transaction in May.








Mortgage Loans Payable

Mortgage loans payable at March 31, 2001 consist of the following (in thousands):

     7.50% note due January 1, 2002                                          $ 14,253
     7.02% note due March 15, 2003                                             18,827
     Floating rate note due January 1, 2005, current rate of 8.94%              4,539
     7.17% note due June 1, 2005                                               26,617
     Floating rate note due August 1, 2005, current rate of 6.93%               7,418
     Floating rate note due August 1, 2005, current rate of 6.93%              23,236
     8.90% note due July 31, 2006                                               8,290
     6.91% note due July 31, 2006                                              19,824
     7.95% note due December 1, 2006                                           21,781
     7.17% note due June 1, 2007                                               36,203
     7.17% note due June 1, 2009                                               42,285
                                                                             $223,273

The mortgage loans are collaterized by 49 properties and interests in such properties, which collectively accounted for approximately 59% of the Company's annualized base rents and approximately 52% of the Company's total real estate assets as of March 31, 2001. The Company was in compliance with the covenants and requirements of its various mortgage financings during the quarter ended March 31, 2001.

The following table presents scheduled principal payments on mortgage loans as of March 31, 2001 (in thousands):

       Twelve month period ending March 31, 2002                  $ 17,925
       Twelve month period ending March 31, 2003                    22,004
       Twelve month period ending March 31, 2004                     3,819
       Twelve month period ending March 31, 2005                     8,383
       Twelve month period ending March 31, 2006                    56,057
       Thereafter                                                  115,085
                                                                  $223,273

Note 4.  Segment Disclosure

The Company has six reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington), Midwest (greater Kansas City, Kansas/Missouri, and greater Dallas, Texas) and Colorado. During the year ended December 31, 2000, the Midwest portfolio was sold; therefore, the Midwest segment is not reported for the three months ended March 31, 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

                     For the three months ended March 31, 2001 (in thousands, except percentages)

                         Northern                 Southern                            Corporate
                         California   Southwest   California   Northwest   Colorado   & Other    Consolidated

Rental income              $  8,550    $  4,146   $   3,476     $  4,694    $  3,524  $   -      $  24,390
Operating expenses and
   real estate taxes          1,772       1,109         642        1,317       1,220      -          6,060
Depreciation and
    amortization              1,222         739         478          901         492      -          3,832


Income from property
    operations                5,556       2,298       2,356        2,476       1,812      -         14,498

Percent of income from
    property operations         38%         16%         16%          17%         13%       0%         100%

General and administrative
    expenses                   -           -           -            -           -      (1,018)      (1,018)
Interest income(1)                6        -           -               2        -          48           56
Interest expense               -           -           -            -           -      (5,902)      (5,902)


Income (loss) before
    minority interest         5,562       2,298       2,356        2,478       1,812   (6,872)       7,634

Minority interest              -           -           -            -           -         (35)         (35)


Net income (loss)          $  5,562    $  2,298   $   2,356     $  2,478    $  1,812  $(6,907)    $  7,599


Real estate investments    $202,156    $117,328   $  96,456     $130,872    $104,807  $  -        $651,619


Additions of real
    estate investments     $  1,415    $    323   $     255     $     23    $  2,215  $  -        $  4,231


Total assets               $213,754    $110,503   $ 106,982     $116,708    $ 81,196  $ 3,658     $632,801


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.


                              For the three months ended March 31, 2000
                              (in thousands, except percentages)

                             Northern                 Southern                                       Corporate
                             California   Southwest   California   Northwest    Midwest   Colorado   & Other   Consolidated

Rental income                $   8,533    $  4,459    $  3,409     $  4,595     $  1,218  $  2,178   $    -    $  24,392
Operating expenses and real
    estate taxes                 1,840       1,186         660        1,301          390       931        -        6,308
Depreciation and
    amortization                 1,165         527         442          719         -          290        -        3,143


Income from property
    operations                   5,528       2,746       2,307        2,575          828       957        -       14,941

Percent of income from
    property operations            37%         18%         16%          17%           6%        6%         0%       100%

General and administrative
    expenses                      -           -           -            -            -         -          (895)      (895)
Interest income(1)                   5        -           -               1         -         -            28         34
Interest expense                  -           -           -            -            -         -        (6,050)    (6,050)


Income (loss) before gain on
    sales of real estate
    investments and
    minority interest            5,533       2,746       2,307        2,576          828       957     (6,917)     8,030

Gain on sales of real estate
    investments                 14,219        -           -           1,015         -         -          -        15,234
Minority interest                 -           -           -            -            -         -           (33)       (33)


Net income (loss)             $ 19,752    $  2,746    $  2,307     $  3,591      $   828   $   957    $(6,950)  $ 23,231


Real estate investments       $198,055    $135,677    $ 94,524     $140,902      $30,484   $67,275    $  -      $666,917


Dispositions (additions) of
    real estate investments   $ (7,203)   $  2,166    $     66     $ (9,479)     $   191   $ 1,443    $  -      $(12,816)


Total assets                  $204,530    $123,943    $101,833     $126,671      $30,192   $63,775    $ 4,696   $655,640


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 5.  Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                                    Three Months Ended March 31,

                                                                        2001                         2000
Basic:

Net income                                                    $      7,599                $     23,231

Weighted average number of shares - basic                       17,404,680                  19,286,636

Net income for basic earnings per share                       $       0.44                $       1.20

Diluted:

Net income                                                    $      7,599                $     23,231
Add: minority interest                                                  35                          33

Net income for diluted earnings per share                     $      7,634                $     23,264

Weighted average number of shares (from above)                  17,404,680                  19,286,636
Weighted average shares of dilutive stock options using
   average period stock price under the treasury
    stock method                                                    47,886                      60,256
Weighted average shares issuable upon the
  conversion of operating partnership units                         77,992                      77,992
Weighted average shares of non-vested restricted
       stock using average period stock price
       under the treasury stock method                             200,853                      73,468

Weighted average number of shares - diluted                     17,731,411                  19,498,352

Net income for diluted earnings per share                     $       0.43                $       1.19

Note 6.  Related Party Transactions

The Company's activities relating to the development and acquisition of new properties and debt and equity financings have been performed by Bedford Acquisitions, Inc. (BAI) pursuant to a written contract dated January 1, 1995, as amended. The contract provides that BAI is obligated to provide services to the Company with respect to the Company's acquisition and financing activities, and that BAI is responsible for the payment of its expenses incurred in connection therewith. The contract provides that BAI is to be paid a fee in an amount equal to the lesser of (i) 1 1/2% of the gross amount of the aggregate purchase price of the property for acquisitions and dispositions, up to 1 1/2% of any loans arranged by BAI, plus 7% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition, loan or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The agreement with BAI has a term of one year and expires on December 31, 2001. The agreement is to be automatically extended for an additional term of one year unless either party gives notice of its intent to terminate the agreement by October 31, 2001.

For the three months ended March 31, 2001 and 2000, the Company paid BAI $1,308,000 and $1,238,000, respectively, for activities performed pursuant to the foregoing arrangements. The Company believes that the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and
(ii) have been and continue to be charged only for completed transactions and development services provided. Such fees are properly accounted for as costs of acquired assets or originated debt to which they relate, or as selling costs with respect to dispositions.

Note 7.  Commitments and Contingencies

As of March 31, 2001, the Company has contractual construction commitments relating to its properties under development of approximately $25 million of which $17 million has been paid.

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

Variances in revenues, expenses, net income and cash flows for the three months ended March 31, 2001 when compared with the same period in 2000 were due primarily to the acquisition, development, and sale of operating properties as follows:

                          Activities from January 1, 2000       Activities from April 1, 2000
                                to March 31, 2000                      to March 31, 2001
                           Number of         Square              Number of           Square
                         Operating Properties   Feet           Operating Properties     Feet
          Acquisitions
              Office                 -            -                       1            165,191

                                     -            -                       1            165,191


          Development
              Industrial             2          72,362                    5            308,649
              Office                 -            -                       6            300,837

                                     2          72,362                   11            609,486


           Sales
              Industrial             3         304,558                   12            612,543
              Office                 -            -                       5            314,204

                                     3         304,558                   17            926,747

Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) decreased $443,000 or 3% in 2001 compared with 2000. This is due to a decrease in rental income of $2,000 and an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $441,000.

The decrease in rental income and the increase in rental expenses are primarily attributable to the development, acquisition, and sales of properties during the year 2000. Development and acquisitions activities increased rental income and rental expenses in 2001 by $2,215,000 and $1,376,000, respectively, as compared to 2000. These increases were offset by the sale of fifteen industrial properties and five office properties in 2000 which resulted in a reduction in rental income and rental expenses of $3,447,000 and $1,054,000, respectively as compared to 2000. The remaining increase in rental income of $1,230,000 is due to an increase in rental rates and expense recovery income. The balance of the increase in rental expenses of $119,000 is mainly due to increased depreciation expense on capital improvements.

Expenses
Interest expense, which includes amortization of loan fees, decreased $148,000 or 2% in 2001 compared with 2000. The decrease is attributable to lower interest rates on the Company's variable rate debt and lower level of borrowing.

The amortization of loan fees was $515,000 and $376,000 in the first quarter of 2001 and 2000, respectively. General and administrative expense increased $123,000 or 14% in the first quarter of 2001 compared with 2000, primarily as a result of increased compensation costs.

Gain on sales
In the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,339,000, which resulted in an aggregate gain of approximately $15,234,000.

Dividends
Common stock dividends to stockholders and distributions to Operating Partnership (OP) Unitholders declared for the first quarter of 2001 were $0.45 per share or OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

Liquidity and Capital Resources

The Company has a secured revolving credit facility led by Bank of America, which matures June 1, 2001. The facility also includes a $50 million unsecured sub-line. The Company can borrow up to $175 million on a secured basis with interest at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.10% to 1.35% depending on the Company's leverage level. The unsecured loans bear interest at either the lender's published "reference rate" or LIBOR plus a margin of 1.50%. As of March 31, 2001, the facility, which was all secured, had an outstanding balance of $84,320,000 and an effective interest rate of 6.63%.

The Company has recently received commitments from its bank group to extend the line of credit for $150 million and expects to proceed with closing this transaction in May.

The Company was in compliance with the covenants and requirements of its various debt financings during the quarter ended March 31, 2001. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the three months ended March 31, 2001, the Company's operating activities provided cash flow of $3,951,000. Investing activities utilized cash of $4,385,000 for real estate investments and development. Financing activities utilized net cash flow of $2,375,000 consisting of the net proceeds from bank borrowings and mortgage loans of $7,801,000 and net proceeds from the issuance of common stock of $276,000, offset by repayment of bank borrowings and mortgage loans of $1,904,000, payment of dividends and distributions of $8,005,000, and the repurchase of 27,744 shares of common stock for $543,000.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 2001 was $11,466,000. During the same period in 2000, FFO was $11,173,000. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.
Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.

                                                        Three Months Ended
                                                              March 31,
                                                      2001             2000
Funds From Operations
(in thousands, except share amounts):


         Net Income                               $  7,599          $ 23,231
         Adjustments:
            Depreciation and amortization            3,832             3,143
            Minority interest                           35                33
            Gain on sales, net                        -              (15,234)

         Funds from operations                    $ 11,466          $ 11,173

         Weighted average number of
            shares - diluted:                   17,731,411        19,498,352

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                            Twelve Month Period Ending March 31,

                                                                                      Fair
                           2002    2003    2004    2005   2006  Thereafter Total      Value

Variable rate LIBOR debt $84,876 $   596 $   640 $4,963 $28,438 $   -      $119,513  $119,513
Average interest rate      6.63%   7.14%   7.15%  8.69%   6.93%     -         6.79%     6.79%

Fixed rate debt          $17,370 $21,408 $3,178  $3,420 $27,619 $115,085   $188,080  $193,282
Average interest rate      7.47%   7.07%  7.35%   7.36%   7.20%    7.37%      7.32%     6.65%

As the table incorporates only those exposures that exist as of March 31, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

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

       3.2        Amended and Restated Bylaws of the Company.

       10.6(e)*   Fourth Amendment to BPIA Agreement dated as of
                  December 10, 2000.

*  Filed herewith


B.       Reports on Form 8-K

         None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated:  May 4, 2001

           BEDFORD PROPERTY INVESTORS, INC.
                             (Registrant)


        By:/s/ HANH KIHARA
           Hanh Kihara
           Senior Vice President and
           Chief Financial Officer


        By:/s/ KRISTA K. ROWLAND
           Krista K. Rowland
           Vice President Controller