Form 10-Q
period 2001-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2001-08-14
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended June 30, 2001.

      Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the transition period from ________________ to _______________.

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


                              (925) 283-8910
             (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                         Outstanding as of August 10, 2001
---------------------------------------------------------------------------
Common Stock, $0.02 par value                         17,016,016

            BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                  INDEX



PART I.  FINANCIAL INFORMATION                                          Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                                 1

Consolidated Balance Sheets as of June 30, 2001
and December 31, 2000 (Unaudited)                                         2

Consolidated Statements of Income for the three and six months ended
June 30, 2001 and 2000 (Unaudited)                                        3

Consolidated Statements of Stockholders' Equity and Comprehensive Income
for the six months ended June 30, 2001 (Unaudited)                        4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2001 and 2000 (Unaudited)                                        5

Notes to Consolidated Financial Statements                             6-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                         16-20

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                     21-22

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                           23-24

SIGNATURES                                                               25

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

                  BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                                    (Unaudited)
                (in thousands, except share and per share amounts)

                                      June 30, 2001         December 31, 2000
-----------------------------------------------------------------------------
Assets:

Real estate investments:
  Industrial buildings                $302,495                  $305,857
  Office buildings                     310,092                   310,882
  Operating properties held
       for sale                         16,318                     5,226
  Properties under development          18,797                    13,702
  Land held for development             11,636                    11,721
-----------------------------------------------------------------------------
                                       659,338                   647,388
  Less accumulated depreciation         42,968                    35,944
-----------------------------------------------------------------------------
                                       616,370                   611,444
Cash and cash equivalents                  505                     3,160
Other assets                            23,108                    19,562
-----------------------------------------------------------------------------

                                      $639,983                  $634,166
=============================================================================

Liabilities and Stockholders' Equity:

Bank loan payable                     $106,560                 $  77,320
Mortgage loans payable                 222,298                   224,205
Accounts payable and
  accrued expenses                      10,935                    15,665
Dividend and distributions
  payable                                7,691                     8,005
Other liabilities                        6,573                     8,227
-----------------------------------------------------------------------------
    Total liabilities                  354,057                   333,422
-----------------------------------------------------------------------------
Minority interest in
  consolidated partnership               1,229                     1,229
-----------------------------------------------------------------------------
Stockholders' equity:
 Common stock, par value $0.02
   per share; authorized
   50,000,000 shares; issued and
   outstanding 17,013,172 shares
   in 2001 and 17,709,738 shares
   in 2000                                 340                       354
 Additional paid-in capital            301,561                   316,084
 Accumulated dividends in
    excess of net income               (17,217)                  (16,923)
Accumulated other comprehensive
    income                                  13                      -
------------------------------------------------------------------------------

      Total stockholders' equity       284,697                   299,515
------------------------------------------------------------------------------

                                      $639,983                  $634,166
==============================================================================

See accompanying notes to consolidated financial statements.

             BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (Unaudited)
           (in thousands, except share and per share amounts)

                                    Three Months             Six Months
                                   2001         2000      2001        2000
---------------------------------------------------------------------------
Property Operations:
   Rental income                $ 25,033     $ 24,957  $ 49,423    $ 49,349
   Rental expenses:
      Operating expenses           4,248        4,416     8,013       8,343
      Real estate taxes            2,296        2,453     4,591       4,834
      Depreciation and
        amortization               3,932        3,380     7,764       6,523
---------------------------------------------------------------------------

Income from property
   operations                     14,557       14,708    29,055      29,649

General and administrative
   expenses                       (1,005)        (931)   (2,023)     (1,826)
Interest income                       47           73       103         107
Interest expense                  (5,785)      (6,300)  (11,687)    (12,350)
----------------------------------------------------------------------------

Income before (loss) gain on
     sales and minority
     interest                      7,814        7,550    15,448      15,580

(Loss) gain on sales of real
   estate investments               -              (6)     -         15,228
Minority interest                    (35)         (33)      (70)        (66)
----------------------------------------------------------------------------

Net income                     $   7,779    $   7,511  $ 15,378    $ 30,742
============================================================================

Earnings per share - basic     $    0.46    $    0.41  $     0.90  $   1.64
============================================================================

Weighted average number of
   shares - basic             16,877,182   18,256,565  17,139,474 18,771,601
============================================================================

Earnings per share - diluted   $    0.45    $    0.41  $     0.88  $   1.62
============================================================================


Weighted average number of
   shares - diluted           17,220,131   18,489,403  17,474,559 18,993,949
============================================================================

See accompanying notes to consolidated financial statements.







             BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (Unaudited)
                  (in thousands, except per share amounts)


                                              Accumulated    Accumulated     Total
                                 Additional    dividends        other        stock-
                        Common     paid-in    in excess of   comprehensive   holders'
                         stock     capital     net income       income       equity
-------------------------------------------------------------------------------------
Balance,
  December 31, 2000      $ 354    $316,084     ($16,923)     $   -          $299,515

Issuance of common stock     3         599         -             -               602

Repurchase and retirement
  of common stock          (17)    (15,971)        -             -           (15,988)

Amortization of deferred
  compensation             -           849         -             -               849

Dividends to common
  stockholders
 ($0.90 per share)         -          -         (15,672)         -           (15,672)
-------------------------------------------------------------------------------------

Subtotal                   340     301,561      (32,595)         -           269,306
-------------------------------------------------------------------------------------

Net income                 -          -          15,378          -            15,378

Other comprehensive
  income                   -          -            -               13             13
-------------------------------------------------------------------------------------

Comprehensive income       -          -          15,378            13         15,391
-------------------------------------------------------------------------------------

Balance, June 30, 2001    $ 340   $301,561   ($  17,217)        $  13       $284,697
=====================================================================================

See accompanying notes to consolidated financial statements.























                   BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                       (Unaudited)
                                      (in thousands)
                                                                 2001         2000
------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                  $ 15,378     $ 30,742
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                               70           66
    Depreciation and amortization                                9,059        7,440
    Stock compensation amortization                                849          880
    Allowance for doubtful accounts                                213         -
    Gain on sales of real estate investments, net                 -         (15,228)
    Change in other assets                                      (1,913)      (3,668)
    Change in accounts payable and
      accrued expenses                                          (6,753)      (1,703)
    Change in other liabilities                                 (1,654)      (1,339)
------------------------------------------------------------------------------------

Net cash provided by operating activities                       15,249       17,190
------------------------------------------------------------------------------------

Investing Activities:
  Investments in real estate                                   (11,867)     (14,535)
  Proceeds from sales of real estate investments, net             -          38,504
------------------------------------------------------------------------------------

Net cash (used) provided by investing activities               (11,867)      23,969
------------------------------------------------------------------------------------

Financing Activities:
  Proceeds from bank loan payable, net of loan costs            29,194       33,269
  Repayments of bank loan payable                               (1,924)     (34,228)
  Refund (payment) of loan costs                                    42         (638)
  Repayments of mortgage loans payable                          (1,907)      (1,672)
  Issuance of common stock                                         602           91
  Payment of dividends and distributions                       (16,056)     (16,123)
  Repurchase and retirement of common stock                    (15,988)     (20,885)
------------------------------------------------------------------------------------

Net cash (used) by financing activities                         (6,037)     (40,186)
------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents            (2,655)         973
Cash and cash equivalents at beginning of period                 3,160        1,584
------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $     505      $ 2,557
====================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the year for interest, net of amounts
   capitalized of $629 in 2001 and $1,330 in 2000            $  10,656      $11,542
====================================================================================

See accompanying notes to consolidated financial statements.

            BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               JUNE 30, 2001


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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented in compliance with the instructions to Form 10-Q. All such adjustments are of a normal, recurring nature.

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

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The adoption of SFAS 133 did not have a material impact on the Company's financial statements. See Note 4.

The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year presentation.

Note 2. Real Estate Investments

As of June 30, 2001, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                    Number of                     Percent of
                                    Properties         Cost       Total Cost
                                   -----------------------------------------

Industrial buildings                     58           $302,495         46%
Office buildings                         27            310,092         47%
Operating properties held for sale        5             16,318          2%
Properties under development              5             18,797          3%
Land held for development                10             11,636          2%
                                   -----------------------------------------

Total                                   105           $659,338        100%
                                   =========================================


The following table sets forth the Company's real estate investments as of June 30, 2001 (in thousands):

                                                                Less
                                              Development    Accumulated
                          Land     Building   In-Progress    Depreciation    Total
                        ------------------------------------------------------------
Industrial buildings
Northern California     $ 43,523   $107,395    $   -         $ 13,294      $137,624
Arizona                   20,218     56,715        -            5,184        71,749
Southern California       18,309     42,925        -            4,882        56,352
Greater Seattle Area       3,408     10,002        -              869        12,541
                        ------------------------------------------------------------

Total industrial
  buildings               85,458    217,037        -           24,229       278,266
                        ------------------------------------------------------------

Office buildings
Northern California        5,165     17,253        -            1,379        21,039
Arizona                   11,954     27,915        -            2,058        37,811
Southern California        9,361     21,950        -            2,093        29,218
Colorado                  10,658     75,321        -            3,928        82,051
Greater Seattle Area      16,811    100,766        -            7,087       110,490
Nevada                     2,102     10,836        -            1,061        11,877
                        ------------------------------------------------------------
Total office buildings    56,051    254,041        -           17,606       292,486
                        ------------------------------------------------------------

Operating properties
 held for sale
Northern California        1,831      9,257        -              733        10,355
Colorado                   1,911      3,319        -              400         4,830
                        ------------------------------------------------------------
Total operating
  properties held
  for sale                 3,742     12,576        -            1,133        15,185
                        ------------------------------------------------------------
Properties under
 development
Northern California          462       -          1,898          -            2,360
Southern California          889       -            517          -            1,406
Colorado                   3,562       -         11,469          -           15,031
                        ------------------------------------------------------------
Total properties under
  development              4,913       -         13,884          -           18,797
                        ------------------------------------------------------------
Land held for
 development
Northern California        3,822       -             54          -            3,876
Arizona                      645       -           -             -              645
Southern California        2,998       -            126          -            3,124
Colorado                   3,684       -            307          -            3,991
                        ------------------------------------------------------------
Total land held for
  development             11,149       -            487          -           11,636
                        ------------------------------------------------------------
Total as of
  June 30, 2001         $161,313   $483,654     $14,371      $ 42,968      $616,370
                        ============================================================
Total as of
  December 31, 2000     $160,997   $476,999     $ 9,392      $ 35,944      $611,444
                        ============================================================

Company personnel directly manage all but three of the Company's properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. The Company has retained outside managers to assist in some of the management functions for these three properties: U.S. Bank Centre in Reno, NV and Bryant Street Quad and Bryant Street Annex in Denver, CO. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Income from property operations for operating properties held for sale as of June 30, 2001 was $957,000 and $822,000 for the six months ended June 30, 2001 and 2000, respectively.

Note 3.  Debt

Bank Loan Payable

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.35% to 1.55% depending on the Company's leverage level. As of June 30, 2001, the facility had an outstanding balance of $106,560,000 and is secured by 32 properties and interest in such properties, which collectively accounted for approximately 34% of the Company's annualized base rent and approximately 34% of the Company's total real estate assets as of June 30, 2001.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility during the quarter ended June 30, 2001.

The daily weighted average amount owed to the bank was $91,603,000 and $139,833,000 for the six months ended June 30, 2001 and 2000, respectively. The weighted average annual interest rates in each of these periods was 6.73% and 7.55%, respectively. The effective interest rate at June 30, 2001 was 5.65%.

Mortgage Loans Payable

Mortgage loans payable at June 30, 2001 consist of the following (in thousands):

      7.50% note due January 1, 2002             $ 14,183
      7.02% note due March 15, 2003                18,736
      Floating rate note due January 1, 2005,
       current rate of 7.40%(1)                     4,523
      7.17% note due June 1, 2005                  26,505
      Floating rate note due August 1, 2005,
       current rate of 5.55%(2)                     7,386
      Floating rate note due August 1, 2005,
       current rate of 5.55%(2)                    23,136
      8.90% note due July 31, 2006                  8,242
      6.91% note due July 31, 2006                 19,727
      7.95% note due December 1, 2006              21,703
      7.17% note due June 1, 2007                  36,050
      7.17% note due June 1, 2009                  42,107
                                                  -------
                                                 $222,298
                                                  =======

(1)  Current rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).

(2) Current rate based on fixed rate on interest swap agreements.
See Note 4.

The mortgage loans are collaterized by 49 properties and interest in such properties, which collectively accounted for approximately 59% of the Company's annualized base rents and approximately 51% of the Company's total real estate assets as of June 30, 2001. The Company was in compliance with the covenants and requirements of its various mortgage financings during the quarter ended June 30, 2001.

The following table presents scheduled principal payments on mortgage loans as of June 30, 2001 (in thousands):

      Twelve month period ending June 30, 2002              $  18,056
      Twelve month period ending June 30, 2003                 22,104
      Twelve month period ending June 30, 2004                  4,018
      Twelve month period ending June 30, 2005                 32,907
      Twelve month period ending June 30, 2006                 30,930
           Thereafter                                         114,283
                                                              -------
                                                             $222,298
                                                              =======

Note 4.  Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, interest rate swaps are used primarily to hedge the cash flow risk of variable rate borrowing obligations.

The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments, nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. Hedging relationships that are fully effective have no effect on net income or FFO. The unrealized gains and losses in the fair value of these interest rate swaps are reported on the balance sheet, as a component of other assets, with a corresponding adjustment to accumulated other comprehensive income.

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $30,522,000 by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the notional value, carrying value and fair value of the Company's interest swap contracts. The notional value at June 30, 2001 provides an indication of the extent of the Company's involvement in these contracts at that time but does not represent exposure to credit, interest rate or market risks.




                                                           Approximate
  Notional      Fixed       Contract       Cumulative        Asset at
   Amount       Rate        Maturity       Cash Paid, Net  June 30, 2001 (1)
  ----------------------------------------------------------------------
 $23,136,410     5.55%       June 30, 2002    $630             $ 9,718
   7,386,063     5.55%       June 30, 2002     201               3,102
  --------------------------------------------------------------------
 $30,522,473                                  $831             $12,820
  ====================================================================

To determine the fair values of derivative instruments in accordance with SFAS 133, the Company uses the discounted cash flow method, which requires the use of assumptions about market conditions and risks existing at the balance sheet date. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair value is a general approximation of value, and such value may or may not actually be realized.

At June 30, 2001, $13,000 is included in other assets and accumulated other comprehensive income, a stockholders' equity account, reflecting the estimated market value of the swap contracts at that date.





(1) Represents the approximate amount which the Company would have received as of June 30, 2001 if the swap contracts were terminated.

Note 5.  Segment Disclosure

The Company has five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington) and Colorado. During the year ended December 31, 2000, the Midwest portfolio (greater Kansas City, Kansas/Missouri, and greater Dallas, Texas) was sold; therefore, the Midwest segment is not reported for the six months ended June 30, 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.

                               For the six months ended June 30, 2001 (in thousands, except percentages)
                        ----------------------------------------------------------------------------------

                        Northern                Southern                          Corporate
                        California   Southwest  California   Northwest  Colorado  & Other    Consolidated
                        ----------------------------------------------------------------------------------
Rental income           $   17,438   $   8,396   $  7,079    $   9,251   $ 7,259   $   -     $ 49,423
Operating expenses and
   real estate taxes         3,666       2,337     1,349         2,634     2,618       -       12,604
Depreciation and
   amortization              2,422       1,494       961         1,800     1,087       -        7,764
                        ----------------------------------------------------------------------------------

Income from property
   operations               11,350       4,565     4,769         4,817     3,554       -       29,055

Percent of income from
   property operations         39%         16%       16%           17%       12%        0%       100%

General and administrative
   expenses                      -           -         -             -         -    (2,023)    (2,023)
Interest income(1)              13           -         -             6         -        84        103
Interest expense                 -           -         -             -         -   (11,687)   (11,687)
                        ------------------------------------------------------------------------------------

Income (loss) before
   minority interest        11,363       4,565     4,769         4,823     3,554   (13,626)    15,448

Minority interest                -           -         -             -         -       (70)       (70)
                        ------------------------------------------------------------------------------------

Net income (loss)         $ 11,363    $  4,565  $  4,769      $  4,823  $  3,554  $(13,696)  $ 15,378
                        ====================================================================================

Real estate investments   $203,597    $117,446  $ 97,075      $130,988  $110,232  $      -   $659,338
                        ====================================================================================

Additions of real
   estate investments     $  2,856    $    441  $    874      $    139  $  7,640  $      -   $ 11,950
                        ====================================================================================

Total assets              $216,782    $110,319  $108,177      $116,481  $  81,539 $   6,685  $639,983
                        ====================================================================================

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

                              For the six months ended June 30, 2000 (in thousands, except percentages)
                       -------------------------------------------------------------------------------------

                       Northern              Southern                                 Corporate
                       California  Southwest California  Northwest  Midwest  Colorado & Other   Consolidated
                       -------------------------------------------------------------------------------------
Rental income          $ 16,717    $  9,541  $  6,770    $  9,468   $  2,500 $  4,353  $     -    $ 49,349
Operating expenses and
   real estate taxes      3,657       2,639     1,316       3,028        823    1,714        -      13,177
Depreciation and
    amortization          2,360       1,158       953       1,560        (86)     578        -       6,523
                       -------------------------------------------------------------------------------------

Income from property
    operations           10,700       5,744     4,501       4,880      1,763    2,061        -      29,649

Percent of income from
    property operations     36%         19%       15%         17%         6%       7%       0%        100%

General and administrative
    expenses                  -           -         -           -          -        -   (1,826)     (1,826)
Interest income(1)           14           1         -           1          -        -       91         107
Interest expense              -           -         -           -          -        -  (12,350)    (12,350)
                        ------------------------------------------------------------------------------------

Income before gain on
  sales of real estate
  investments and
  minority interest      10,714       5,745     4,501       4,881      1,763    2,061  (14,085)     15,580

Gain (loss) on sales of
  real estate
  investments            14,219           -        (6)      1,015          -        -        -      15,228
Minority interest             -           -         -           -          -        -      (66)        (66)
                       -------------------------------------------------------------------------------------

Net income             $ 24,933    $  5,745  $  4,495    $  5,896   $  1,763  $ 2,061 $(14,151)   $ 30,742
                       =====================================================================================

Real estate
  investments          $198,787    $137,407  $ 92,450    $143,042   $ 30,522  $70,168 $      -    $672,376
                       =====================================================================================

Additions
  (dispositions)
  of real estate
  investments          $ (6,471)   $  3,896  $ (2,008)   $ (7,339)  $    229  $ 4,336 $      -    $ (7,357)
                       =====================================================================================

Total assets           $208,371    $124,861  $101,616    $126,642   $ 30,654  $64,265 $  4,756    $661,165
                       =====================================================================================

(1) The interest income in the Northern California, Southwest and Northwest segments represents interest earned from tenant notes receivable.

Note 6.  Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                Three Months Ended June 30,  Six Months Ended June 30,
                                -----------------------------------------------------
                                       2001         2000          2001        2000
                                -----------------------------------------------------
Basic:

Net income                         $     7,779  $     7,511  $    15,378  $    30,742
                                   ==================================================
Weighted average number of
  shares - basic                    16,877,182   18,256,565   17,139,474   18,771,601
                                   ==================================================

Earnings per share:

Earnings per share - basic         $      0.46  $      0.41  $      0.90  $      1.64
                                   ==================================================
Diluted:

Net income                         $     7,779  $     7,511  $    15,378  $    30,742
Add: minority interest                      35           33           70           66
                                   --------------------------------------------------
Net income for diluted earnings
  per share                        $     7,814  $     7,544  $    15,448  $    30,808
                                   ==================================================
Weighted average number of
  shares - basic                    16,877,182   18,256,565   17,139,474   18,771,601
Weighted average shares of
  dilutive stock options
  using average period stock
  price under the
   treasury stock method                45,036       40,090       46,687       48,405
Weighted average shares issuable
  upon the conversion of
  operating partnership units           77,992       77,992       77,992       77,992
Weighted average shares of non-
  vested restricted stock using
  average period stock price
  under the treasury stock method      219,921      114,756      210,406       95,951
                                    -------------------------------------------------
Weighted average number of
  shares - diluted                  17,220,131   18,489,403   17,474,559   18,993,949
                                    =================================================
Earnings per share - diluted        $     0.45 $      0.41  $      0.88  $      1.62
                                    =================================================

Note 7.  Related Party Transactions

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

For the six months ended June 30, 2001 and 2000, the Company paid BAI $1,817,000 and $1,770,000, respectively, for activities performed pursuant to the foregoing arrangements. The Company believes that the fees charged under the foregoing arrangements (i) have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers and (ii) have been and continue to be charged only for completed transactions and development services provided. Such fees are properly accounted for as costs of acquired assets or originated debt to which they relate, or as selling costs with respect to dispositions.

Note 8.  Commitments and Contingencies

As of June 30, 2001, the Company has contractual construction commitments relating to its properties under development of approximately $25 million of which $22 million has been paid.

From time to time, the Company is subject to legal claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

Note 9.  Subsequent Event

In August 2001, the Company closed on $18 million of mortgage financing from Washington Mutual Bank. The loan has a 5-year term and bears interest at a floating rate of a trailing 1-year treasury rate plus 2.6%. Proceeds from the loan were used to pay down a portion of the outstanding balance of the
$150 million line of credit.                           .







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the six months ended June 30, 2001 when compared with the same period in 2000 were due primarily to the acquisition, development, and sale of operating properties as follows:

                                  Activities from            Activities from
                                 January 1, 2000 to          July 1, 2000 to
                                    June 30, 2000              June 30, 2001
                                 Number of                 Number of
                                 Operating     Square      Operating      Square
                                 Properties     Feet       Properties      Feet
                                ----------------------------------------------------
         Acquisitions
             Office                  -           -              1         165,191
                                ----------------------------------------------------
                                     -           -              1         165,191
                                ====================================================

         Development
             Industrial              2         72,362           5         308,649
             Office                  2         93,692           4         207,145
                                ----------------------------------------------------
                                     4        166,054           9         515,794
                                ====================================================

         Sales
             Industrial              4        325,329          11         591,772
             Office                  -           -              5         314,204
                                ----------------------------------------------------
                                     4        325,329          16         905,976
                                ====================================================


Three Months Ended June 30, 2001 Compared with Three Months Ended June 30,
2000

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) decreased $151,000 or 1% in 2001 compared with 2000. This is due to an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $227,000, offset in part by an increase in rental income of $76,000.

The increases in rental income and rental expenses are primarily attributable to development activities during 2000 and 2001, as well as the acquisition and sales of properties during the year 2000. Development and acquisitions activities increased rental income and rental expenses in 2001 by $1,839,000 and $1,196,000, respectively, as compared to 2000. These increases were offset by the sale of fifteen industrial properties and five office properties in 2000 which resulted in a reduction in rental income and rental expenses of $3,073,000 and $969,000, respectively as compared to 2000. The remaining increase in rental income of $1,310,000 is due to an increase in rental rates and expense recovery income.

Expenses
Interest expense, which includes amortization of loan fees, decreased $515,000 or 8% in 2001 compared with 2000. The decrease is attributable to lower interest rates and reduced principal balances on the Company's variable rate debt.



The amortization of loan fees was $616,000 and $402,000 in 2001 and 2000, respectively. General and administrative expense increased $74,000 or 8% in 2001 compared with 2000, primarily as a result of increased compensation costs.

Gain (loss) on sales
In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a loss of approximately $6,000.

Dividends
Common stock dividends to stockholders and distributions to Operating Partnership (OP) Unitholders declared for the second quarter of 2001 were $0.45 per share or OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) decreased $594,000 or 2% in 2001 compared with 2000. This is due to an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $668,000, offset in part by an increase in rental income of $74,000.

The increases in rental income and rental expenses are primarily attributable to development activities in 2000 and 2001, as well as the acquisition and sales of properties during the year 2000. Development and acquisitions activities increased rental income and rental expenses in 2001 by $4,054,000 and $2,588,000, respectively, as compared to 2000. These increases were offset by the sale of fifteen industrial properties and five office properties in 2000 which resulted in a reduction in rental income and rental expenses of $6,520,000 and $2,020,000, respectively as compared to 2000. The remaining increase in rental income of $2,540,000 is due to an increase in rental rates and expense recovery income. The balance of the increase in rental expenses of $100,000 is mainly due to increased depreciation expense on capital improvements.

Expenses
Interest expense, which includes amortization of loan fees, decreased $663,000 or 5% in 2001 compared with 2000. The decrease is attributable to lower interest rates on the Company's variable rate debt.

The amortization of loan fees was $1,131,000 and $778,000 in the first six months of 2001 and 2000, respectively. General and administrative expense increased $197,000 or 11% in 2001 compared with 2000, primarily as a result of increased compensation costs.

Gain (loss) on sales
In the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,339,000, which resulted in an aggregate gain of approximately $15,234,000.

In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a loss of approximately $6,000.

Dividends
Common stock dividends to stockholders and distributions to Operating Partnership (OP) Unitholders declared for the first and second quarters of 2001 were $0.45 per share or OP Unit. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

Liquidity and Capital Resources

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.35% to 1.55% depending on the Company's leverage level. As of June 30, 2001, the facility had an outstanding balance of $106,560,000 and an effective interest rate of 5.65%.

The Company was in compliance with the covenants and requirements of its various debt financings during the quarter ended June 30, 2001. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

During the six months ended June 30, 2001, the Company's operating activities provided cash flow of $15,249,000. Investing activities utilized cash of $11,867,000 for real estate investments and development. Financing activities utilized net cash flow of $6,037,000 consisting of the net proceeds from bank borrowings and mortgage loans of $29,235,000 and net proceeds from the issuance of common stock of $602,000, offset by repayment of bank borrowings and mortgage loans of $3,830,000, payment of dividends and distributions of $16,056,000, and the repurchase of 844,118 shares of common stock for $15,988,000.

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

Interest Rate Fluctuations

At the present time, borrowings under the Company's credit facility, the $4.6 million mortgage loan from Union Bank, and the $30.89 million mortgage loans from Security Life of Denver Insurance Company bear interest at floating rates. The floating interest rate on the $30.89 million mortgage loans has been fixed for a period of 1 year with interest swap agreements. The Company recognizes that its results from operations may be negatively impacted by future increases in interest rates and substantial additional borrowings to finance property acquisitions, development projects and share repurchases.

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

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. Inflation, including escalations in electricity costs in California and neighboring states, however, could result in an increase in the Company's borrowings and other operating expenses.

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

Recent Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 141 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 141 will not have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company will adopt SFAS No. 142 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.


Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 2001 was $11,746,000 and $23,212,000, respectively. During the same periods in 2000, FFO was $10,930,000 and $22,103,000, respectively.
FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a
measure of liquidity.   Further, FFO as disclosed by other REITs may not be
comparable to the Company's presentation.

                                     Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                   2001           2000          2001        2000
                                   -------------------------------------------------
Funds From Operations
 (in thousands, except
  share amounts):


   Net income                      $ 7,779       $ 7,511       $15,378     $ 30,742
   Add:
     Depreciation and
       amortization                  3,932         3,380         7,764        6,523
     Minority interest                  35            33            70           66
     (Gain) loss on sales, net        -                6          -         (15,228)
                                   -------------------------------------------------
     Funds From Operations         $11,746       $10,930       $23,212     $ 22,103
                                   =================================================
     Weighted average number
       of shares - diluted      17,220,131    18,489,403    17,474,559   18,993,949
                                ====================================================

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company balances its borrowings between fixed and variable rate debt. While the Company has entered into interest swap agreements to minimize its exposure to interest rate fluctuations, the Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                   Twelve Month Period Ending June 30,
                                                                                       Fair
                      2002     2003     2004      2005     2006   Thereafter  Total    Value
                    -------------------------------------------------------------------------
Variable rate
  LIBOR debt        $    74  $   685  $107,342  $ 5,020  $27,807      -     $140,928 $140,928
Average interest
  rate                7.40%    5.70%     5.65%    7.12%    5.48%      -        5.67%    5.67%

Fixed rate debt     $17,982  $21,419  $  3,237  $27,887  $ 3,122  $114,283  $187,930 $190,242
Average interest
  rate                7.40%    7.05%     7.35%    7.19%    7.40%     7.37%     7.31%    7.25%

As the table incorporates only those exposures that exist as of June 30, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $30,522,000 by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the notional value, carrying value and fair value of the Company's interest swap contracts. The notional value at June 30, 2001 provides an indication of the extent of the Company's involvement in these contracts at that time but does not represent exposure to credit, interest rate or market risks.



Notional       Fixed    Contract        Cumulative      Approximate Asset
Amount (1)       Rate     Maturity       Cash Paid, Net   at June 30, 2001 (2)
---------------------------------------------------------------------------
$23,136,410     5.55%  June 30, 2002         $630             $ 9,718
  7,386,063     5.55%  June 30, 2002          201               3,102
----------------------------------------------------------------------
$30,522,473                                  $831             $12,820
======================================================================

(1) The notional amount is included in the table of qualitative and quantitative disclosure about market risk as variable rate LIBOR debt and fixed rate debt, as applicable.

(2) Represents the approximate amount which the Company would have received as of June 30, 2001 if the swap contracts were terminated.


To determine the fair values of derivative instruments in accordance with SFAS 133, the Company uses the discounted cash flow method, which requires the use of assumptions about market conditions and risks existing at the balance sheet date. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair value is a general approximation of value, and such value may or may not actually be realized.

At June 30, 2001, $13,000 is included in other assets and accumulated other comprehensive income, a stockholders' equity account, reflecting the estimated market value of the swap contracts at that date.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    None

Item 2.  CHANGES IN SECURITIES

    None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual stockholders' meeting on May 17, 2001 to consider the following proposals:

    1. To elect five directors by the holders of the Common Stock for the ensuing year.

    2. To ratify the appointment by the Board of Directors of the Company's independent public accountants for the year ending December 31, 2001.

All proposals were approved. Following are the results of the voting for proposals 1 and 2:

                                            For       Against      Abstain
                                         ----------------------------------
1. To elect five directors to serve
   until the next annual meeting of
   stockholders                          15,998,815       -        229,871

2. To ratify the appointment by the
   Board of Directors of the
   Company's independent
   public accountants                    16,157,015     40,922      30,749

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

     3.2 Amended and Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2000.

     10.35* Fifth Amended and Restated Credit Agreement among Bedford Property Investors, Inc., The Banks Party Hereto, Bank of America, NA, as Administrative Agent for The Banks, Union Bank of California, NA, as Co-Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated May 18, 2001.

     10.36* Promissory Note, dated as of July 23, 2001, between Bedford Property Investors, Inc. as Borrower and
                Washington Mutual Bank as Lender.

     10.37* Interest Rate Protection Agreement, dated as of June 18, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California.

     10.38* Interest Rate Protection Agreement, dated as of June 18, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California.

     10.39* Master Agreement, dated as of May 15, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California.


*  Filed herewith


B.   Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: August 14, 2001

     BEDFORD PROPERTY INVESTORS, INC.
                (Registrant)


   By:  /s/ HANH KIHARA
        Hanh Kihara
        Senior Vice President and
        Chief Financial Officer


   By:  /s/ KRISTA K. ROWLAND
        Krista K. Rowland
        Vice President Controller