Form 10-Q
period 2001-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2001-11-13
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q


 x      Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.
        For the quarterly period ended September 30, 2001.

        Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the transition period from _____________ to ____________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding as of November 9, 2001
----------------------------------------------------------------------
Common Stock, $0.02 par value                   16,612,441


         BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                INDEX



PART I.  FINANCIAL INFORMATION                                   Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                          1

Consolidated Balance Sheets as of September 30, 2001
and December 31, 2000 (Unaudited)                                  2

Consolidated Statements of Income for the three and
nine months ended September 30, 2001 and 2000 (Unaudited)          3

Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the nine months ended
September 30, 2001 (Unaudited)                                     4

Consolidated Statements of Cash Flows for the nine
months ended September 30, 2001 and 2000 (Unaudited)               5

Notes to Consolidated Financial Statements                      6-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                  16-21

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                              22-23

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                       24

SIGNATURES                                                        25








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











          BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                          (Unaudited)
        (in thousands, except share and per share amounts)

                                                      September 30, 2001       December 31, 2000
Assets:

Real estate investments:
  Industrial buildings                                      $306,346                  $305,857
  Office buildings                                           326,794                   310,882
  Operating properties held for sale                          16,325                     5,226
  Properties under development                                 2,827                    13,702
  Land held for development                                   11,698                    11,721
------------------------------------------------------------------------------------------------
                                                             663,990                   647,388

  Less accumulated depreciation                               46,503                    35,944
------------------------------------------------------------------------------------------------
                                                             617,487                   611,444
Cash and cash equivalents                                        966                     3,160
Other assets                                                  23,399                    19,562
------------------------------------------------------------------------------------------------
                                                            $641,852                  $634,166
================================================================================================

Liabilities and Stockholders' Equity:

Bank loan payable                                          $  96,323                 $  77,320
Mortgage loans payable                                       239,247                   224,205
Accounts payable and accrued expenses                         10,823                    15,665
Dividend and distributions payable                             8,020                     8,005
Other liabilities                                              8,930                     8,227
-----------------------------------------------------------------------------------------------
    Total liabilities                                        363,343                   333,422
-----------------------------------------------------------------------------------------------
Minority interest in consolidated partnership                  1,229                     1,229
-----------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares; issued and
   outstanding 16,630,437 shares in 2001 and
   17,709,738 shares in 2000                                     332                       354
 Additional paid-in capital                                  294,428                   316,084
 Accumulated dividends in
    excess of net income                                     (17,106)                  (16,923)
Accumulated other comprehensive loss                            (374)                     -
------------------------------------------------------------------------------------------------

      Total stockholders' equity                             277,280                   299,515
------------------------------------------------------------------------------------------------

                                                            $641,852                  $634,166
================================================================================================

See accompanying notes to consolidated financial statements.



             BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                (Unaudited)
            (in thousands, except share and per share amounts)

                                                Three Months                 Nine Months
                                            2001             2000         2001          2000
-----------------------------------------------------------------------------------------------
Property Operations:
     Rental income                       $ 25,211         $ 24,662     $ 74,634       $74,011
     Rental expenses:
        Operating expenses                  4,105            4,149       12,118        12,491
        Real estate taxes                   2,336            2,034        6,927         6,868
        Depreciation and amortization       3,918            3,537       11,682        10,060
-----------------------------------------------------------------------------------------------

Income from property operations            14,852           14,942       43,907        44,592

General and administrative expenses        (1,091)            (830)      (3,114)       (2,656)
Interest income                                57              203          160           310
Interest expense                           (5,686)          (6,626)     (17,373)      (18,975)
-----------------------------------------------------------------------------------------------

Income before gain on sales
     and minority interest                  8,132            7,689       23,580        23,271

Gain on sales of real estate
     investments, net                        -              20,200         -           35,427
Minority interest                             (38)             (35)        (108)         (101)
-----------------------------------------------------------------------------------------------

Net income                               $  8,094         $ 27,854     $ 23,472       $58,597
===============================================================================================

Earnings per share - basic               $   0.49         $   1.54     $   1.38       $  3.16
===============================================================================================

Weighted average number of
     shares - basic                    16,571,487       18,074,925   16,948,064    18,537,680
===============================================================================================

Earnings per share - diluted             $   0.48         $   1.52     $   1.36      $   3.12
===============================================================================================

Weighted average number of
     shares - diluted                  17,006,453       18,396,361   17,314,610    18,784,051
===============================================================================================

See accompanying notes to consolidated financial statements.









                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)
                   (in thousands, except per share amounts)

                                                       Accumulated    Accumulated      Total
                                            Additional  dividends        other         stock-
                                   Common     paid-in  in excess of   comprehensive   holders'
                                   stock      capital   net income        loss         equity
-----------------------------------------------------------------------------------------------
Balance, December 31, 2000         $ 354     $316,084    ($16,923)     $   -          $299,515

Issuance of common stock               3          990        -             -               993

Repurchase and retirement of
     common stock                    (25)     (23,928)       -             -           (23,953)

Amortization of deferred
     compensation                      -        1,282        -             -             1,282

Dividends to common stockholders
     ($1.38 per share)                 -         -        (23,655)         -           (23,655)
------------------------------------------------------------------------------------------------


Subtotal                             332      294,428     (40,578)         -           254,182
------------------------------------------------------------------------------------------------

Net income                             -         -         23,472          -            23,472

Other comprehensive loss               -         -           -          (374)             (374)
------------------------------------------------------------------------------------------------

Comprehensive income (loss)            -         -         23,472       (374)           23,098
------------------------------------------------------------------------------------------------

Balance, September 30, 2001        $ 332     $294,428    $(17,106)     $(374)         $277,280
================================================================================================

See accompanying notes to consolidated financial statements.

                    BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                        (Unaudited)
                                      (in thousands)

                                                                 2001        2000
-----------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                $   23,472   $   58,597
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Minority interest                                              108          101
    Depreciation and amortization                               13,535       11,484
    Stock compensation amortization                              1,282        1,217
    Allowance for doubtful accounts                                207         -
    Gain on sales of real estate investments, net                 -         (35,427)
    Change in other assets                                      (2,741)      (4,873)
    Change in accounts payable and
      accrued expenses                                          (4,067)         765
    Change in other liabilities                                    329         (960)
-------------------------------------------------------------------------------------

Net cash provided by operating activities                   $   32,125   $   30,904
-------------------------------------------------------------------------------------

Investing Activities:
  Deposit for future acquisitions                           $     -      $  (16,277)
  Investments in real estate                                   (18,918)     (23,011)
  Proceeds from sales of real estate investments, net             -         113,121
-------------------------------------------------------------------------------------

Net cash (used) provided by investing activities            $  (18,918)  $   73,833
-------------------------------------------------------------------------------------

Financing Activities:
  Proceeds from bank loan payable, net of loan costs        $   41,861   $   59,800
  Repayments of bank loan payable                              (25,345)    (116,856)
  Proceeds from mortgage loans payable, net of loan costs       17,749       30,221
  Repayments of mortgage loans payable                          (2,958)     (12,666)
  Issuance of common stock                                         993        1,633
  Payment of dividends and distributions                       (23,748)     (23,987)
  Repurchase and retirement of common stock                    (23,953)     (41,462)
-------------------------------------------------------------------------------------

Net cash (used) by financing activities                     $  (15,401)   $(103,317)
-------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents        $   (2,194)   $  1,420
Cash and cash equivalents at beginning of period                 3,160       1,584
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $      966    $  3,004
=====================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the year for interest, net of
     amounts capitalized of $998 in 2001 and $1,691
     in 2000                                                $   15,829    $ 17,777
=====================================================================================

See accompanying notes to consolidated financial statements.

        BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                        SEPTEMBER 30, 2001


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

The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract.
When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with changes in value included in net income for each period.


Reclassifications

Certain prior year accounts have been reclassified to conform to the current year presentation.

Note 2. Real Estate Investments

As of September 30, 2001, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                           Number of                      Percent of
                                           Properties           Cost      Total Cost
                                          --------------------------------------------

Industrial buildings                               59         $306,346         46%
Office buildings                                   29          326,794         49
Operating properties held for sale                  5           16,325          2
Properties under development                        1            2,827          1
Land held for development                          10           11,698          2
                                          --------------------------------------------

Total                                             104         $663,990        100%
                                          ============================================
















The following table sets forth the Company's real estate investments as of September 30, 2001 (in thousands):

                                                                           Less
                                                      Development      Accumulated
                                   Land    Building   In-Progress      Depreciation       Total
                                ----------------------------------------------------------------
--
Industrial buildings
Northern California             $ 43,985   $109,988   $    -              $14,053       $139,920
Arizona                           20,218     56,857        -                5,697         71,378
Southern California               18,308     42,954        -                5,169         56,093
Greater Seattle Area               3,409     10,627        -                1,091         12,945
                                ----------------------------------------------------------------
--

Total industrial buildings        85,920    220,426        -               26,010        280,336
                                ----------------------------------------------------------------
--

Office buildings
Northern California                5,165     17,358        -                1,548         20,975
Arizona                           11,954     27,988        -                2,237         37,705
Southern California                9,361     22,005        -                2,231         29,135
Colorado                          13,935     88,474        -                4,466         97,943
Greater Seattle Area              16,811    100,799        -                7,747        109,863
Nevada                             2,102     10,842        -                1,131         11,813
                                ----------------------------------------------------------------
--
Total office buildings            59,328    267,466        -               19,360        307,434
                                ----------------------------------------------------------------
--

Operating properties held for sale
Northern California                1,831      9,262        -                  733         10,360
Colorado                           1,911      3,321        -                  400          4,832
                                ----------------------------------------------------------------
--

Total operating properties held
     for sale                      3,742     12,583        -                1,133         15,192
                                ----------------------------------------------------------------
--

Properties under development
Southern California                  890       -          1,937              -             2,827
                                ----------------------------------------------------------------

Total properties under
     development                     890       -          1,937              -             2,827
                                ----------------------------------------------------------------

Land held for development
Northern California                3,822       -             56              -             3,878
Arizona                              645       -           -                 -               645
Southern California                2,997       -            155              -             3,152
Colorado                           3,684       -            339              -             4,023
                                ----------------------------------------------------------------

Total land held for development   11,148       -            550              -            11,698
                                ----------------------------------------------------------------

Total as of September 30, 2001  $161,028   $500,475      $2,487           $46,503       $617,487
                                ================================================================

Total as of December 31, 2000   $160,997   $476,999      $9,392           $35,944       $611,444
                                ================================================================


Company personnel directly manage all but three of the Company's properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. The Company has retained outside managers to assist in some of the management functions for the following three properties:
U.S. Bank Centre in Reno, Nevada and Bryant Street Quad and Bryant Street Annex in Denver, Colorado. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Income from property operations for operating properties held for sale as of September 30, 2001 was $1,499,000 and $1,262,000 for the nine months ended September 30, 2001 and 2000, respectively.

Note 3.  Debt

Bank Loan Payable

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's published reference rate or LIBOR plus a margin ranging from 1.35% to 1.55% depending on the Company's leverage level. As of September 30, 2001, the facility had an outstanding balance of $96,323,000 and is secured by 32 properties and interest in such properties, which collectively accounted for approximately 33% of the Company's annualized base rent and approximately 34% of the Company's total real estate assets as of September 30, 2001.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility during the quarter ended September 30, 2001.

The daily weighted average amount owed to the bank was $93,934,000 and $132,538,000 for the nine months ended September 30, 2001 and 2000, respectively. The weighted average annual interest rates in each of these periods was 6.36% and 7.68%, respectively. The effective interest rate at September 30, 2001 was 5.68%.

Mortgage Loans Payable

In August 2001, the Company closed on $18 million of mortgage financing from Washington Mutual Bank. The loan has a 10-year term and bears interest at a floating rate of a trailing 1-year treasury rate plus 2.60%. Proceeds from the loan were used to pay down a portion of the outstanding balance of the $150 million line of credit.

Mortgage loans payable at September 30, 2001 consist of the following (in thousands):

  7.50% note due January 1, 2002                                      $ 14,113
  7.02% note due March 15, 2003                                         18,644
  Floating rate note due January 1, 2005, current rate of 6.21%(1)       4,503
  7.17% note due June 1, 2005                                           26,390
  Floating rate note due August 1, 2005, current rate of 5.55%(2)        7,348
  Floating rate note due August 1, 2005, current rate of 5.55%(2)       23,017
  8.90% note due July 31, 2006                                           8,193
  6.91% note due July 31, 2006                                          19,627
  7.95% note due December 1, 2006                                       21,623
  7.17% note due June 1, 2007                                           35,895
  7.17% note due June 1, 2009                                           41,925
  Floating rate note due August 1, 2011, current rate of 7.918%(3)      17,969
                                                                      --------
Total                                                                 $239,247
                                                                      ========

(1) Current rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).
(2)  Current rate based on fixed rate on interest swap agreements.
See Note 4.
(3)  Current rate based on a 12-month average of U.S. Treasury
Security Yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collaterized by 50 properties and interest in such properties, which collectively accounted for approximately 63% of the Company's annualized base rents and approximately 56% of the Company's total real estate assets as of September 30, 2001. The Company was in compliance with the covenants and requirements of its various mortgage financings during the quarter ended September 30, 2001.

The following table presents scheduled principal payments on mortgage loans as of September 30, 2001 (in thousands):

      Twelve month period ending September 30, 2002            $   18,499
      Twelve month period ending September 30, 2003                22,547
      Twelve month period ending September 30, 2004                 4,599
      Twelve month period ending September 30, 2005                60,735
      Twelve month period ending September 30, 2006                27,898
           Thereafter                                             104,969
                                                                 --------
                                                               $  239,247
                                                                 ========

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

Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. Hedging relationships that are fully effective have no effect on net income or FFO. The unrealized gains and losses in the fair value of these interest rate swaps are reported on the balance sheet, as a component of other assets or other liabilities as appropriate, with a corresponding adjustment to accumulated other comprehensive income (loss).

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $30,365,000 by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the notional value and fair value of the Company's interest swap contracts. The notional value at September 30, 2001 provides an indication of the extent of the Company's involvement in these contracts but does not represent exposure to credit, interest rate or market risks.

                                                                                Approximate
    Notional           Fixed          Contract            Cumulative            Liability at
     Amount            Rate           Maturity          Cash Paid, Net    September 30, 2001 (1)
   ---------------------------------------------------------------------------------------------
  $23,017,078          5.55%         July 1, 2002           $25,334               $283,345
    7,347,967          5.55%         July 1, 2002             8,088                 90,455
   ---------------------------------------------------------------------------------------------
  $30,365,045                                               $33,422               $373,800

================================================================================================

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

At September 30, 2001, $373,800 is included in other liabilities and accumulated other comprehensive loss, a stockholders' equity account, reflecting the estimated market value of the swap contract obligations at that date.



















(1) Represents the approximate amount which the Company would have paid as of September 30, 2001 if the swap contracts were terminated.

Note 5.  Segment Disclosure

The Company has five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington) and Colorado. During the year ended December 31, 2000, the Midwest portfolio (greater Kansas City, Kansas/Missouri, and greater Dallas, Texas) was sold; therefore, the Midwest segment is not reported for the nine months ended September 30, 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based upon income from real estate from the combined properties in each segment.

                                                For the nine months ended September 30, 2001 (in thousands, except percentages)
                                   ---------------------------------------------------------------------------------------------

                                   Northern                   Southern                                    Corporate
                                  California    Southwest     California     Northwest       Colorado      & Other  Consolidated
                                ------------------------------------------------------------------------------------------------
Rental income                     $ 26,396      $ 12,598       $ 10,619      $ 13,903        $ 11,118      $   -       $ 74,634
Operating expenses and real
   estate taxes                      5,531         3,540          2,004         4,018           3,952          -         19,045
Depreciation and
   amortization                      3,598         2,248          1,446         2,726           1,664          -         11,682
                                ------------------------------------------------------------------------------------------------

Income from property
    operations                      17,267         6,810          7,169         7,159           5,502          -         43,907

Percent of income from
    property operations                39%           16%            16%           16%             13%            0%        100%

General and administrative
    expenses                          -             -              -             -               -           (3,114)     (3,114)
Interest income (1)                    20           -              -                9            -              131         160
Interest expense                      -             -              -             -               -          (17,373)    (17,373)
                                ------------------------------------------------------------------------------------------------

Income (loss) before
    minority interest              17,287          6,810          7,169         7,168           5,502       (20,356)     23,580

Minority interest                    -              -              -             -               -             (108)       (108)
                                ------------------------------------------------------------------------------------------------

Net income (loss)               $  17,287     $    6,810     $    7,169    $  7,168        $    5,502      $(20,464)  $  23,472
                                ================================================================================================

Real estate investments         $ 204,411     $  117,662     $   98,608    $131,645        $  111,664      $   -      $ 663,990
                                ================================================================================================

Additions of real
    estate investments          $   3,670     $      657     $    2,407    $    796        $    9,072      $   -      $  16,602
                                ================================================================================================

Total assets                    $ 219,187     $  110,534     $  108,628    $116,175        $   80,747      $  6,581   $641,852
                                ================================================================================================

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.











                                         For the nine months ended September 30, 2000 (in thousands, except percentages)
                      ---------------------------------------------------------------------------------------------------------

                       Northern                  Southern                                            Corporate
                       California  Southwest     California     Northwest     Midwest    Colorado    & Other      Consolidated

Rental income          $ 24,944     $ 14,264      $ 10,247       $ 14,330    $   3,615    $ 6,611    $    -        $  74,011
Operating expenses
   and real
   estate taxes           5,332        4,082         1,985          4,363        1,198      2,399         -           19,359
Depreciation and
    amortization          3,587        1,844         1,413          2,445          (86)       857         -           10,060
                      ---------------------------------------------------------------------------------------------------------

Income from
    property
    operations           16,025        8,338         6,849          7,522        2,503      3,355         -           44,592

Percent of income
    from property
    operations              36%          19%           15%            16%           6%         8%          0%           100%

General and
    administrative
    expenses               -            -             -              -             -         -         (2,656)        (2,656)
Interest income(1)           20            1          -                 1            1       -            287            310
Interest expense           -            -             -              -             -         -        (18,975)       (18,975)
                      ---------------------------------------------------------------------------------------------------------

Income before gain
    (loss) on sales
    and minority
    interest             16,045        8,339         6,849          7,523         2,504     3,355     (21,344)        23,271

Gain (loss) on sales
    of real
    estate
    investments, net     26,019         (493)           (6)         5,558         4,349      -           -            35,427
Minority interest          -            -             -              -             -         -           (101)          (101)
                      ---------------------------------------------------------------------------------------------------------

Net income             $ 42,064     $  7,846      $  6,843       $ 13,081    $    6,853   $ 3,355    $(21,445)     $  58,597
                      =========================================================================================================

Real estate
    investments        $196,385     $126,371      $ 92,664       $129,400    $    5,205   $74,625    $   -         $ 624,650

                      =========================================================================================================

Additions
    (dispositions)
    of real estate
    investments        $ (8,872)    $ (7,141)     $ (1,794)      $(20,981)   $  (25,088)  $ 8,793    $   -         $ (55,083)
                      =========================================================================================================

Total assets           $209,415     $118,146      $103,668       $117,145    $   11,453   $65,668    $  3,833      $ 629,328
                      =========================================================================================================


(1)  The interest income in the Northern California, Southwest,
 Northwest, and Midwest segments represents interest earned from tenant notes receivable.

Note 6.  Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30,                          September 30,

                                                          2001                   2000                 2001              2000
Basic:

Net income                                         $        8,094          $     27,854         $      23,472     $       58,597
                                                   =============================================================================
Weighted average number of shares - basic              16,571,487            18,074,925            16,948,064         18,537,680
                                                   =============================================================================
Earnings per share - basic                         $         0.49          $       1.54         $        1.38     $         3.16
                                                   =============================================================================
Diluted:

Net income                                         $        8,094          $     27,854         $      23,472     $       58,597
Add: minority interest                                         38                    35                   108                101
                                                   -----------------------------------------------------------------------------
Net income for diluted earnings per share          $        8,132          $     27,889         $      23,580     $       58,698
                                                   =============================================================================
Weighted average number of shares - basic              16,571,487            18,074,925            16,948,064         18,537,680
Weighted average shares of dilutive stock
     options using average period stock price
     under the treasury stock method                       96,796                79,174                61,375             49,488
Weighted average shares issuable upon the
     conversion of operating partnership units             77,992                77,992                77,992             77,992
Weighted average shares of non-vested
     restricted stock using average period
     stock price under the treasury stock method          260,178               164,270               227,179            118,891
                                                   -----------------------------------------------------------------------------
Weighted average number of shares - diluted            17,006,453            18,396,361            17,314,610         18,784,051
                                                   =============================================================================
Earnings per share - diluted                       $         0.48          $       1.52         $        1.36     $         3.12
                                                   =============================================================================



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

For the nine months ended September 30, 2001 and 2000, the Company paid BAI $2,339,000 and $2,104,000, respectively, for activities performed pursuant to the foregoing arrangements. The Company believes that the fees charged under the foregoing arrangements have been and continue to be comparable to those charged by other sponsors of real estate investment entities or other third party service providers. Such fees have been and continue to be charged only for completed transactions and development services provided. Such fees are properly accounted for as costs of acquired assets or originated debt to which they relate, or as selling costs with respect to dispositions.

Note 8.  Commitments and Contingencies

As of September 30, 2001, the Company has contractual construction commitments relating to its properties under development of approximately $20 million of which $17 million has been paid.

From time to time, the Company is subject to legal claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or operating results.

Note 9.  Subsequent Events

Under the terms of the amended contract with Bedford Acquisitions, Inc., the agreement described in Note 7 has been automatically extended for an additional term of one year.

In October 2001, the Company sold three industrial properties at a net sales price totaling $15,050,000, which resulted in an aggregate net gain of approximately $4,872,000. The properties were located in Denver, Colorado and Tempe, Arizona. Proceeds from the sales were used to pay down a portion of the outstanding balance on the Company's $150 million line of credit.

In November 2001, the Company sold an office property in Tucson, Arizona for a net sale price of $5,100,000, which resulted in a gain of approximately $1,055,000. Proceeds from the sale were used to pay down a portion of the outstanding balance on the Company's $150 million line of credit.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the nine months ended September 30, 2001 when compared with the same period in 2000 were due primarily to the acquisition, development, and sale of operating properties during the following periods:

                          Activities from January 1, 2000      Activities from October 1, 2000
                                to September 30, 2000               to September 30, 2001
                               Number of          Square             Number of         Square
                         Operating Properties      Feet        Operating Properties    Feet
                        ----------------------------------------------------------------------
          Acquisitions
             Office                -                -                   1             165,191
                        ----------------------------------------------------------------------
                                   -                -                   1             165,191
                        ======================================================================

          Development
             Industrial            5             283,243                3             134,653
             Office                5             271,437                4             184,689
                        ----------------------------------------------------------------------
                                  10             554,680                7             319,342
                        ======================================================================

          Sales
             Industrial           14             848,521                1              68,580
             Office                3             211,356                2             102,848
                        ----------------------------------------------------------------------
                                  17           1,059,877                3             171,428
                        ======================================================================


Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) decreased $90,000 or less than 1% in 2001 compared with 2000. This is due to increases in operating expenses and real estate taxes of $258,000 and depreciation and amortization of $381,000, offset by an increase in rental income of $549,000.

The increases in rental income and rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) are primarily attributable to development activities during 2000 and 2001, as well as the acquisition and sales of properties during the year 2000. Development and acquisitions activities increased rental income and rental expenses in 2001 by $1,778,000 and $1,188,000, respectively, as compared to 2000. These increases were offset by the sale of fifteen industrial properties and five office properties in 2000 which resulted in a reduction in rental income and rental expenses in 2001 of $2,494,000 and $992,000, respectively, as compared to 2000. The remaining increase in rental income of $1,265,000 is due to an increase in rental rates and expense recovery income. The remaining increase in rental expenses of $443,000 is primarily due to an increase in real estate taxes and electricity costs.

Expenses
Interest expense, which includes amortization of loan fees, decreased $940,000 or 14% in 2001 compared with 2000. The decrease is attributable to lower interest rates on the Company's variable rate debt and a lower weighted average outstanding debt balance in 2001 as compared to the same period in 2000.

The amortization of loan fees was $471,000 and $432,000 in 2001 and 2000, respectively. General and administrative expense increased
$261,000 or 31% in 2001 compared with 2000, primarily as a result of increased compensation and legal costs.

Gain (loss) on sales of real estate investments, net
During the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,617,000, which resulted in an aggregate net gain of approximately $20,200,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.
The sale of the property in Mountain View, California was completed as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code in which the Company acquired a property located in Englewood, Colorado.

Dividends
Common stock dividends to stockholders and distributions to Operating Partnership (OP) Unitholders declared for the third quarter of 2001 and 2000 were $0.48 and $0.45 per share or OP Unit, respectively. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Income from Property Operations
Income from property operations (defined as rental income less rental expenses) decreased $685,000 or 2% in 2001 compared with 2000. This is due to a decrease in operating expenses and real estate taxes of $314,000, and an increase in depreciation and amortization of $1,622,000, offset by an increase in rental income of $623,000.

The increases in rental income and rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) are primarily attributable to development activities in 2000 and 2001, as well as the acquisition and sales of properties during the year 2000. Development and acquisitions activities increased rental income and rental expenses in 2001 by $5,832,000 and $3,777,000, respectively, as compared to 2000. These increases were offset by the sale of fifteen industrial properties and five office properties in 2000 which resulted in a reduction in rental income and rental expenses in 2001 of $9,014,000 and $3,012,000, respectively, as compared to 2000. The remaining increase in rental income of $3,805,000 is due to an increase in rental rates and expense recovery income. The balance of the increase in rental expenses of $543,000 is mainly due to increased utility costs.

Expenses
Interest expense, which includes amortization of loan fees, decreased $1,602,000 or 8% in 2001 compared with 2000. The decrease is attributable to lower interest rates on the Company's variable rate debt and a lower weighted average outstanding debt balance in 2001 as compared to the same period in 2000.

The amortization of loan fees was $1,603,000 and $1,210,000 in the first nine months of 2001 and 2000, respectively. General and administrative expense increased $458,000 or 17% in 2001 compared with 2000, primarily as a result of increased compensation costs.

Gain (loss) on sales of real estate investments, net
In the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,339,000, which resulted in an aggregate gain of approximately $15,234,000.

In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a loss of approximately $6,000.

During the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,617,000, which resulted in an aggregate net gain of approximately $20,200,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.
The sale of the property in Mountain View, California was completed as part of a tax-deferred exchange under Section 1031 of the Internal Revenue Code in which the Company acquired a property located in Englewood, Colorado.

Dividends
Common stock dividends to stockholders and distributions to Operating Partnership (OP) Unitholders declared per share or OP unit were $0.45 for the first and second quarters of 2001, and $0.48 for the third quarter of 2001. Common stock dividends to stockholders and distributions to OP Unitholders declared per share or OP unit were $0.42 for the first and second quarters of 2000, and $0.45 for the third quarter of 2000. Consistent with the Company's policy, dividends and distributions were paid in the quarter after the quarter in which they were declared.

Liquidity and Capital Resources
In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.35% to 1.55% depending on the Company's leverage level. As of September 30, 2001, the facility had an outstanding balance of $96,323,000 and an effective interest rate of 5.68%.

The Company was in compliance with the covenants and requirements of its various debt financings during the quarter ended September 30, 2001. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

As of September 30, 2001, the Company has contractual construction commitments relating to its properties under development of approximately $20 million of which $17 million has been paid.

During the nine months ended September 30, 2001, the Company's operating activities provided cash flow of $32,125,000. Investing activities utilized cash of $18,918,000 for real estate investments and development. Financing activities utilized net cash flow of $15,401,000 consisting of the net proceeds from bank borrowings and mortgage loans of $59,610,000 and net proceeds from the issuance of common stock of $993,000, offset by repayment of bank borrowings and mortgage loans of $28,303,000, payment of dividends and distributions of $23,748,000, and the repurchase of 1,231,818 shares of common stock for $23,953,000.

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

The ability to obtain mortgage loans on income producing property is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. The ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

Potential Factors Affecting Future Operating Results

Many factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations. These factors include the following:






Interest Rate Fluctuations

At the present time, borrowings under the Company's credit facility, the $4.6 million mortgage loan from Union Bank, the $30.89 million mortgage loans from Security Life of Denver Insurance Company, and the $18 million mortgage loan from Washington Mutual bear interest at floating rates. The floating interest rate on the $30.89 million mortgage loans has been fixed for a period of 1 year with interest swap agreements which expire on July 1, 2002. The Company recognizes that its results from operations may be negatively impacted by future increases in interest rates and substantial additional borrowings to finance property acquisitions, development projects and share repurchases.

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



Recent Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 141 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 141 will not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company will adopt SFAS No. 142 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. It requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company will adopt SFAS No. 144 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and nine months ended September 30, 2001 was $12,050,000 and $35,262,000, respectively. During the same periods in 2000, FFO was $11,226,000 and $33,331,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.
Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.


                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                              2001          2000           2001         2000
                                         ------------------------------------------------------
Funds From Operations
    (in thousands, except share amounts):


          Net income                         $ 8,094      $27,854         $23,472     $58,597
          Add:
            Depreciation and amortization      3,918        3,537          11,682      10,060
            Minority interest                     38           35             108         101
            (Gain) loss on sales of real
              estate investments, net           -         (20,200)           -        (35,427)
                                         ------------------------------------------------------

          Funds From Operations              $12,050      $11,226         $35,262     $33,331
                                         ======================================================
          Weighted average number of
             shares - diluted             17,006,453   18,396,361      17,314,610  18,784,051
                                         ======================================================


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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                       Twelve Month Period Ending September 30,
                                                                                         Fair
                         2002      2003     2004    2005    2006   Thereafter  Total     Value
                        -----------------------------------------------------------------------
Variable rate LIBOR
   debt                $   591   $  1,225  $97,625 $32,936 $   530  $15,691   $148,598 $148,598
Average interest rate    7.09%      6.08%    5.69%   5.18%   7.92%    7.92%      5.83%    5.83%

Fixed rate debt        $17,908   $ 21,322  $ 3,297 $27,799 $27,368  $89,278   $186,972 $190,558
Average interest rate    7.40%      7.07%    7.35%   7.19%   7.47%    7.34%      7.31%    7.00%

As the table incorporates only those exposures that existed as of September 30, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $30,365,000 by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the notional value and fair value of the Company's interest swap contracts. The notional value at September 30, 2001 provides an indication of the extent of the Company's involvement in these contracts but does not represent exposure to credit, interest rate or market risks.





     Notional          Fixed          Contract       Cumulative       Approximate Liability
     Amount(1)         Rate           Maturity      Cash Paid, Net    at September 30, 2001 (2)
   ---------------------------------------------------------------------------------------------
     $23,017,078       5.55%        July 1, 2002        $25,334               $283,345
       7,347,967       5.55%        July 1, 2002          8,088                 90,455
   ---------------------------------------------------------------------------------------------
     $30,365,045                                        $33,422               $373,800
   =============================================================================================





(1) The notional amount is included in the table of qualitative and quantitative disclosure about market risk as variable rate LIBOR debt and fixed rate debt, as applicable.

(2) Represents the approximate amount which the Company would have paid as of September 30, 2001 if the swap contracts were terminated.


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

At September 30, 2001, $373,800 is included in other liabilities and accumulated other comprehensive loss, a stockholders' equity account, reflecting the estimated market value of the swap contracts at that date.




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

Dated:  November 13, 2001

           BEDFORD PROPERTY INVESTORS, INC.
           (Registrant)


    By:     /s/ HANH KIHARA
            Hanh Kihara
            Senior Vice President and
            Chief Financial Officer


    By:     /s/ KRISTA K. ROWLAND
            Krista K. Rowland
            Vice President and Controller