Form 10-K
period 2001-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2002-03-27
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

            Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

             For the fiscal year ended December 31, 2001

                    Commission file number  1-12222

                    BEDFORD PROPERTY INVESTORS, INC.
        (Exact name of Registrant as specified in its charter)

MARYLAND                                                    68-0306514
---------                                                   ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                  Identification No.)


             270 Lafayette Circle, Lafayette, CA   94549
             -------------------------------------------
              (Address of principal executive offices)

Registrant's telephone number, including area code      (925) 283-8910
                                                        --------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
Title of each class                                on which registered
-------------------                                -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 15, 2002 was approximately $380,456,000. The number of shares of Registrant's Common Stock, par value $0.02 per share, outstanding as of March 15, 2002 was 16,692,040.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled to be held on May 16, 2002, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.
When used in this annual report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the sections entitled "Potential Factors Affecting Future Operating Results" and "Qualitative and Quantitative Disclosures About Market Risk" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
------
ITEM 1.  BUSINESS
-------------------
The Company

Bedford Property Investors, Inc. is a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2001, the Company owned and operated 86 properties totaling approximately 6.7 million rentable square feet. Of these 86 properties (the "Properties"), 58 are industrial (the "Industrial Properties") and 28 are suburban office (the "Suburban Office Properties"). As of December 31, 2001, the Properties were leased to 444 tenants with average occupancy of approximately 96%. The Properties are located in Northern and Southern California, Washington, Arizona, Nevada and Colorado.

In addition to the Properties, the Company owns four development properties: one suburban office, one service center flex and two office-flex projects totaling 233,900 rentable square feet, which were approximately 29% leased as of December 31, 2001.

The Company seeks to grow its asset base through the development of new industrial and suburban office properties as well as through the acquisition of industrial and suburban office properties and portfolios of such properties. The Company's strategy is to operate in suburban markets that are experiencing, or are expected by the Company to experience, superior economic growth and are subject to limitations on the development of similar properties. The Company believes that employment growth is a reliable indicator of future demand for both industrial and suburban office space. In addition, the Company believes that certain supply-side constraints, such as limited availability of undeveloped land in a market, increase a market's potential for higher than average rental growth over time. The Company continues to target selected markets in which the Properties are located as well as selected other markets in which the Company has expertise.

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

During 2001, leases for 1,071,773 square feet of space expired with a weighted average base rental rate of $11.37 per square foot. As of December 31, 2001, approximately 95% of this space has been re-leased, and the weighted average base rental rate of the new leases is $13.05 per square foot, an increase of 14.8%. Past performance is not necessarily indicative of results that will be obtained in the future, and no assurance can be given in that regard.

Development

The Company seeks to develop properties in strong markets where (i) demand for space has caused or is expected to cause occupancy rates to remain high, (ii) barriers to entry such as scarcity of land or entitlement challenges exist, and (iii) the project complements its existing portfolio. The Company's management team has experience in all phases of the development process, including market analysis, site selection, zoning, design, pre-development leasing, construction management and permanent financing. Since 2000, the Company has been especially focused on the development of office-tech and flex-tech product. These are multi-tenant buildings designed to meet the needs of a wide range of uses. The flex-tech product anticipates the changing needs of high-growth tenants and accommodates their need for flexible facility configurations. The Company evaluates the competitive environment, demand and rent trends, and development pipelines before embarking on or acquiring each new project. The Company is currently in the process of developing properties in Northern and Southern California and Colorado, and is considering developing additional properties in the same markets as well as in the Pacific Northwest. The Company's management team has significant development experience in each of these markets.

The Company's activities relating to the development of new properties, including the due diligence process, are conducted on an exclusive basis by Bedford Acquisitions, Inc. (BAI), a California corporation wholly-owned by Mr. Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. For these services, BAI receives fees in amounts equal to the lesser of (i) 1 1/2 % of the gross amount of the aggregate purchase price of property acquisitions and dispositions, up to 1 1/2 % of any loans arranged by BAI, plus 7% of development project costs, or (ii) an amount equal to (a) the aggregate amount of approved expenses funded by BAI through the time of such acquisition, disposition, loan or development minus (b) the aggregate amount of fees previously paid to BAI pursuant to such arrangement. In no event will the aggregate amount of fees paid to BAI exceed the aggregate amount of costs funded by BAI. The current agreement with BAI has a one-year term expiring December 31, 2002, which is automatically extended for an additional term of one year unless either party gives notice of its intent to terminate the agreement by October 31, 2002.

Acquisitions

The Company seeks to acquire industrial and suburban office properties and/or portfolios of such properties. The Company believes that (i) the experience of its management team, (ii) its existing $150 million credit facility which contains a $25 million accordion feature, (iii) its relationships with private and institutional real estate owners,
(iv) its strong relationships with real estate brokers, and (v) its integrated asset management program enable it to effectively identify and capitalize on acquisition opportunities. Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses, (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy), and (iii) availability for purchase at a price at or below estimated replacement cost. However, the Company has in the past acquired, and may in the future acquire, properties which do not meet one or more of these criteria. This may be particularly true with the acquisition of a portfolio of properties, which may include individual properties that do not meet one or more of the foregoing criteria.

Following completion of an initial review of a property, the Company may make a purchase offer, subject to satisfactory completion of its due diligence process. The due diligence process enables the Company to refine its original estimate of a property's potential performance and typically includes a complete review and analysis of the property's physical structure, systems, environmental status and projected financial performance. The due diligence also includes an evaluation of the local market including competitive properties and relevant economic and demographic information. Mr. Bedford and at least one other officer and one other Board member of the Company, will typically visit each proposed acquisition property before the purchase is closed. Acquisitions of properties for the Company are conducted by BAI as described above.

Share Repurchase

In July 1998, the Company's board of directors approved a share repurchase program of 3 million shares which was increased first to
4.5 million shares in September 1999 then to 8 million shares in September 2000 and later to 10 million shares in January 2002. Since November 1998, the Company has repurchased and retired 7.1 million shares at an average price of $17.90 per share. This represents 31% of the shares outstanding at November 30, 1998 when the Company began implementing its share repurchase program.

From November 1998 when the Company's stock traded at a discount to its estimated net asset value (estimated based on current cap rate and earning estimates), the Company bought in shares under the share repurchase program. During 2001, with a dividend yield approximately equal to 9% and an average borrowing cost of 6.9%, the Company continued to repurchase its common stock because buying back stock increases the stockholders' relative percentage ownership in the Company and therefore brings additional value to that ownership.

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

2. Focus its Efforts in the Western United States.

The Company is currently targeting selected suburban markets in the western United States. These markets have not been immune to the economic slowdown that began in the second half of 2000. Job growth in many of the markets in which the Company operates has slowed significantly and has stopped altogether in others. Markets that tended to be the strongest participants in the telecommunication/technology boom of the late 1990s have been the hardest hit by slowing job-formation. As a consequence, demand for commercial space has declined as well. However, the Company believes that the combination of the quality of its assets, the long-term attractiveness of its sub-markets, and its experience in these markets will provide an opportunity for good returns to its shareholders in the future.

In 2001, the Company continued the process of selling assets which had either reached their point of inflection relative to continued growth opportunities, were located in secondary markets, or were of a quality inconsistent with the balance of the portfolio. Included in these sales were properties located in Phoenix, Tucson, and Denver.

3. Develop and Acquire "Service Center Flex and Suburban
   Office" Properties.

Among the Company's targeted properties are service center flex industrial properties as well as suburban office flex buildings. These buildings provide for a wider range of function than that offered by traditional office or industrial properties and are an efficient facility choice for technology sector firms that have frequently changing space needs. These properties are divisible into units ranging from approximately 1,500 square feet to approximately 20,000 square feet in order to accommodate multiple tenants of various sizes and needs. The buildings, which generally range in size from 8,000 to 80,000 square feet, have a clear height of 12 to 18 feet and are built using concrete tilt construction with store fronts incorporated in the front elevation and service doors or continued storefront in the back elevation. The Company believes that these properties require more management expertise than other types of industrial properties and that it has developed such expertise. The Company also believes that many potential buyers do not wish or are not well-positioned to undertake such active management. As a result, the Company believes that it often faces fewer competitors for this product and is generally able to acquire these properties at above average yields.

4. Sell Selected Assets

The Company funds a portion of its development and acquisition activities and the share repurchase program through the sale of selected assets. Such assets include buildings that, in our opinion, have maximized their value or have become obsolete due to their physical attributes, are in secondary markets, or are not of a quality consistent with the rest of our properties. In addition, in 2000 the Company redefined its geographical focus in the western United States and sold real estate assets that did not fit this western orientation.

5. Continue Neighborhooding

Neighborhooding describes expansion in areas where the Company owns existing properties. This strategy capitalizes on management's expertise and knowledge of the local market, economy, and tenant needs for expansion. It results in efficiency in property management and therefore enables the Company to acquire or develop properties at greater yields. The Company utilized this concept in developing projects and acquiring properties in Fremont, Napa, Ontario, Petaluma, and San Diego, California; Phoenix, Arizona; Denver, Colorado; and Federal Way, Washington.

6. Utilize In-House Asset and Property Management

The Company believes that the long-term value of its Properties is enhanced through in-house asset management. As of December 31, 2001, the Company directly manages 85 of its 86 properties. The Company conducts its Northern California property management activities out of its headquarters office in Lafayette, California; its Southern California property management activities out of its regional office in Tustin, California; its Arizona property management activities out of its regional office in Phoenix, Arizona; its Seattle property management activities out of its regional office in Seattle, Washington; and its Colorado property management activities out of its office in Denver, Colorado. A single asset, a suburban office property located in Reno, Nevada is managed by a local firm.

The Company's asset management team develops and monitors a comprehensive asset management plan for each Property in an effort to ensure its efficient operation. The Company's Vice President of Property/Asset Management works directly with the Company's internal finance and accounting staff to develop and monitor detailed budgets and financial reports for each Property. He also works with each property manager to identify and implement opportunities to improve cash flow from each Property and to maximize each Property's long-term investment value. The Company's property management staff is generally responsible for leasing activities, ordinary maintenance and repairs, keeping financial records on income and expenses, rent collection, payment of operating expenses and property operations.
The Company's property management philosophy is based on the belief that the long-term value of the Properties is enhanced by attention to detail and hands-on service provided by professional in-house property management. The Company believes that a successful leasing program starts by servicing existing tenants first. Costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy) can be significant and, by addressing and attending to existing tenants' needs, the Company believes that it can increase its retention of existing tenants and simultaneously make its properties more attractive to new tenants.

7. Cooperate with Local Real Estate Brokers

The Company seeks to develop strong relationships with local real estate brokers, who can provide access to tenants as well as general market intelligence and research. The Company believes that these relationships have enhanced the Company's ability to attract and retain tenants.

Transactions and Significant Events During 2001

Development and Acquisitions

Development activity during the year included the continued leasing of 144,000 square feet in two projects located in Denver, Colorado and Napa, California, which were shell complete during 2000. As of December 31, 2001, these projects were 80% leased with estimated yields ranging from 11% to 12%. The Company also completed the shell construction and partial lease-up of two projects located in Napa and Ontario, California, and two projects in Denver, Colorado, adding 263,000 square feet to the available inventory. As of December 31, 2001, these projects were 36% leased. This new leasable space provides the Company with a significant opportunity to increase its operating revenue.

The Company also acquired a 9.3 acre parcel of vacant land in Napa, California. This parcel of land is adjacent to existing Properties and will be used for future development opportunities.

Sell Selected Assets

During the year, the Company sold four Properties, including three Industrial Properties and one Suburban Office Property, totaling
342,000 rentable square feet for $20,178,000. These sales produced gains totaling $5,938,000.

The cash proceeds from these sales were used to fund a portion of the repurchases of the Company's common stock and a portion of the development costs.

Use of Information Technology

The Company's management has made a significant commitment to employ information technology in all the day-to-day operations of the firm. A number of steps have been taken during the past three years to digitize internal practices and eliminate redundancies. These steps include the creation of a management information system designed to facilitate real-time dissemination of operating results to field offices. This system provides the framework for timely operations reviews with each Regional Manager, the focus of which are market opportunities and the action steps necessary to take advantage of them. In addition, all basic business functions have been digitized to simplify practices, reduce paper-flow, and enhance productivity.

The Company's Markets

The Properties are located in select markets proximate to metropolitan areas in Northern and Southern California, Washington, Arizona, Nevada and Colorado. During the economic recovery of the second half of the 1990s, these markets were characterized by strong demand for commercial property without significant increases in supply. Those trends began to shift during late 2000 and throughout 2001. Job growth and demand for commercial real estate facilities has slowed in concert with a national recession that has not left these markets untouched.

The Company believes that, for the most part, the commercial real estate excesses attending the expansion that ended in 1990 have been avoided in this cycle. There have not been improvident additions to the stock of suburban office or flex space and, in consequence, the current imbalance is demand-related and not a function of new supply. Nonetheless, vacancies began to move up last year and surplus sub-lease space came on the markets in abundant supply. Generally, those markets which had experienced the highest rate of job-formation also experienced the largest proportion of surplus space. The East Side of Seattle and Silicon Valley in California, both of which experienced significant growth in telecommunications, technology, and internet-related employment, are good examples of this trend.

Looking beyond the current economic slowdown, the Company continues to believe that the Properties which it has acquired and built are of excellent quality and will retain strong occupancy rates in a competitive market context. In particular the San Francisco Bay Area, Seattle, and San Diego, areas in which the Company has over 50% of its square footage, are again areas ranked favorably as investment markets in the 2002 edition of Emerging Trends in Real Estate, a publication of PricewaterhouseCoopers and Lend Lease Real Estate Investments. Quality of life, a well-educated workforce, and natural and environmentally derived barriers to entry are present in these markets and are characteristics which have been associated with good real estate returns in the past.

Operating Performance

For the year ended December 31, 2001, the Company reported income before gain on sales and extraordinary item of $30,785,000, on rental revenues of $99,949,000, compared with income before gain on sale and extraordinary item of $29,916,000, on rental revenues of $97,518,000 for the year ended December 31, 2000. Gain on sales of real estate investments for the year ended December 31, 2001 was $5,938,000 compared with gain on sales of real estate investments of $38,171,000 for the year ended December 31, 2000. The Company's Funds From Operations ("FFO": see definition under "Selected Financial Data") for the year ended December 31, 2001 was $47,110,000 as compared to $43,864,000 for the year ended December 31, 2000. Due to the share repurchase program, FFO was spread over fewer shares, resulting in the growth of the "per share" amount.

Increase in Dividends on Common Stock

In September 2001, the Company announced a 7% increase in its quarterly Common Stock dividend from $0.45 to $0.48 per share, or $1.92 on an annualized basis. The higher dividend rate commenced with the Company's dividend for the third quarter of 2001. The dividends declared for the four quarters in 2001 totaled $1.86, a 7% increase compared with the dividends declared for the four quarters in 2000.

Credit Facility

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 2004, consists of a $150 million secured line with an accordion feature to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on the Company's leverage level. At December 31, 2001, the facility had an outstanding balance of $80,925,000, with an interest rate of LIBOR plus 1.55% (an effective rate of 4.99%). The Company was in compliance with the covenants and requirements of its revolving credit facility throughout 2001.

Mortgage Loans

In November 2001, the Company obtained $21,819,000 of new first mortgage financing from Union Bank of California. The financing, a renewal of an existing mortgage with the same lender, consists of a three-year loan, bearing interest at a floating rate of LIBOR plus 1.6% (an effective rate of 4.02% as of December 31, 2001). The old loan, which had an outstanding balance of approximately $14 million and a maturity date of January 2, 2002, carried a fixed interest of 7.5%. The $21,819,000 mortgage is collaterized by the same property pool as the expiring loan, namely nine properties located in California. Proceeds of the new mortgage loan were used to pay off the expiring mortgage and to pay down a portion of the outstanding balance of the Company's credit facility.


In August 2001, the Company closed on $18 million of mortgage financing from Washington Mutual Bank. The loan has a 10-year term and bears interest at a floating rate of a trailing 1-year treasury rate plus 2.60% (an effective rate of 7.92% as of December 31, 2001). Proceeds from the loan were used to pay down a portion of the outstanding balance of the $150 million line of credit.

Dividends

The Company has made regular quarterly distributions to the holders of its Common Stock every quarter since the second quarter of 1993, and has increased the dividend fifteen times since then from $0.10 per share in the second quarter of 1993 to $0.48 per share in the fourth quarter of 2001. In March 2002, the Company declared a dividend distribution for the first quarter 2002 to its stockholders in the amount of $0.48 per share of Common Stock, payable 15 days after the quarter-end.

Tenants

Based on rentable square feet, as of December 31, 2001, the Suburban Office Properties and Industrial Properties were approximately 96% occupied by a total of 444 tenants, of which 117 were Suburban Office Property tenants and 327 were Industrial Property tenants. The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses.

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

Insurance

The Company carries commercial general liability coverage with primary
limits of $1 million per occurrence and   $2 million in the aggregate,
as well as a $40 million umbrella liability policy. This coverage protects the Company against liability claims as well as the cost of defense. The Company carries property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. This coverage is subject to certain exclusions, including terrorism and mold. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million subject to a deductible of 2-10% of total insurable value per building with respect to the earthquake coverage. Additional flood and earthquake coverage with an aggregate limit of $20 million is provided for property located in California. The Company also carries director and officer liability insurance with an aggregate limit of $10 million, and a fidelity bond in the amount of $1 million. This coverage protects the Company's directors and officers against liability claims as well as the cost of defense.

Competition, Regulation, and Other Factors

The success of the Company depends upon, among other factors, general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws and zoning laws. The Company typically competes in its markets with other REITs, institutional owners, and private operators of commercial property.

The Company's real estate investments are located in markets in which they face significant competition for the rental revenues they generate. Many of the Company's investments, particularly the office buildings, are located in markets in which there is a significant supply of available space, resulting in intense competition for tenants and low rents. For example, the Company owns property in the east side market in Seattle. This market has been negatively affected by job loss in that region and there is considerable inventory available. In addition, the Company owns property in Phoenix, Arizona and in Denver, Colorado. In both of these cities, substantial amounts of development have occurred, resulting in excess inventory at a time when demand has slackened.

The Company believes that its competitive strengths will enable it to operate successfully in the face of these risks. These competitive strengths include an experienced management team, a long history of operations in all of its current markets, a diversified tenant base, and limited exposure to a significant single-tenant default.

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

ITEM 2.  PROPERTIES
--------------------

Real Estate Summary
As of December 31, 2001, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                    Number of                 Percent
                                    Properties      Cost      of Total
                                    ----------------------------------

Industrial buildings                    58        $303,563       46%
Office buildings                        29         328,619       50%
Operating properties held for sale       3          11,157        2%
Land held for development               11          13,469        2%
                                    ----------------------------------

Total                                  101        $656,808      100%
                                    ----------------------------------
                                    ----------------------------------


As of December 31, 2001, the Company's real estate investments were diversified by geographic region as follows
(dollars in thousands):

                                 Number of   Investment   % of Total
                                Properties     Amount     Investment
                                ------------------------------------
Industrial buildings
Northern California                  29       $152,296        23
Arizona                              15         72,343        11
Southern California                  12         64,715        10
Greater Seattle Area                  2         14,209         2
                                ------------------------------------

Total industrial buildings           58        303,563        46
                                ------------------------------------

Office buildings
Northern California                   5         26,151         4
Arizona                               5         36,223         5
Southern California                   4         31,396         5
Colorado                              8        104,247        16
Greater Seattle Area                  6        117,648        18
Nevada                                1         12,954         2
                                ------------------------------------

Total office buildings               29        328,619        50
                                ------------------------------------

Operating properties held for sale
Northern California                   3         11,157         2
                                ------------------------------------

Total operating properties held
  for sale                            3         11,157         2
                                ------------------------------------

Land held for development
Northern California                   4          5,717         *
Arizona                               1            645         *
Southern California                   4          3,168         *
Colorado                              2          3,939         *
                                ------------------------------------

Total land held for development      11         13,469         2
                                ------------------------------------

Total                               101       $656,808       100%
                                ------------------------------------
                                ------------------------------------



* Less than 1%









Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 2001.

                                 Percentage Occupied/Number of Tenants Occupying 10% or more

                                   1997     1998     1999     2000      2001
Property                          %    #   %   #    %   #    %   #     %   #    Principal
                                                                                Business at
                                                                                December 31, 2001
-------------------------------------------------------------------------------------------------


INDUSTRIAL BUILDINGS
---------------------
Northern California
Building #3 at Contra Costa
  Diablo Ind. Park, Concord       100% 1   100% 1   100% 1   100% 1    100% 1   Television cable
                                                                                service.

Building #8 at Contra Costa
  Diablo Ind. Park, Concord       100% 1   100% 1   100% 1   100% 1    100% 1   Warehouse and
                                                                                storage of
                                                                                medical supplies.

Building #18 at
  Mason Ind. Park, Concord        100% 2    92% 2   100% 2   100% 2    100% 2   Warehouse of
                                                                                scaffolding
                                                                                materials and
                                                                                construction
                                                                                supplies; roofing
                                                                                contractor.

Milpitas Town Center, Milpitas    100% 4   100% 3   100% 4   100% 3    100% 3   Manufacturer of
                                                                                blood glucose
                                                                                meters;
                                                                                integrated
                                                                                technology
                                                                                solutions;
                                                                                manufacturer of
                                                                                vacuum pumps and
                                                                                related parts.

598 Gibraltar Drive, Milpitas     100% 1   100% 1   100% 1   100% 1    100% 1   Electronic
                                                                                computer
                                                                                component
                                                                                manufacturer.

Auburn Court, Fremont             100% 4   100% 4    68% 3   100% 4    100% 4   Research and
                                                                                development of
                                                                                silicon implants
                                                                                and other medical
                                                                                products;
                                                                                electronic
                                                                                computer
                                                                                component
                                                                                manufacturer;
                                                                                computer software
                                                                                developer; high-
                                                                                performance fiber
                                                                                optic components
                                                                                supplier.
47650 Westinghouse Drive,
   Fremont                        100% 1   100% 1   100% 1   100% 1    100% 1   Electronic
                                                                                personal computer
                                                                                board assembly.

410 Allerton, South
    San Francisco                 100% 1   100% 1   100% 1   100% 1    100% 1   Candy
                                                                                manufacturer and
                                                                                distributor.

400 Grandview, South
    San Francisco                 100% 4   100% 4   100% 4   100% 4    100% 4   Radiology
                                                                                research and
                                                                                developer;
                                                                                freight
                                                                                forwarding
                                                                                companies;
                                                                                retail display
                                                                                company.

342 Allerton, South
    San Francisco                 100% 4   100% 4   100% 4   100% 4    100% 4   Freight
                                                                                forwarding
                                                                                companies; food
                                                                                broker.

301 East Grand, South
    San Francisco                 100% 3   100% 3    75% 2   100% 3    100% 3   Freight
                                                                                forwarding;
                                                                                distributor of
                                                                                MRI equipment;
                                                                                moving company.


Fourier Avenue, Fremont           100% 1   100% 1   100% 1   100% 1    100% 1   Manufacturer of
                                                                                testers and
                                                                                equipment for
                                                                                semi-conductors.

Lundy Avenue, San Jose            100% 2    82% 1   100% 2   100% 2    100% 2   Testing and
                                                                                distribution of
                                                                                semi-conductors
                                                                                and other related
                                                                                electronic
                                                                                components;
                                                                                software sales
                                                                                and development.

115 Mason Circle, Concord         100% 5   100% 5   100% 5   100% 5    100% 5   Manufacturer and
                                                                                distributor of
                                                                                pipeline;
                                                                                distributor of
                                                                                fund raising
                                                                                products;
                                                                                distributor of
                                                                                water purifying
                                                                                systems; fluid
                                                                                sealing and
                                                                                handling company.

47600 Westinghouse Drive,
   Fremont                        100% 1   100% 1   100% 1   100% 1    100% 1   Research and
                                                                                development
                                                                                assembly and
                                                                                testing related
                                                                                to the semi-

                                                                                conductor/
                                                                                electronics
                                                                                industry.

860-870 Napa Valley Corporate
   Way, Napa                       86% 3   100% 3    88% 2    94% 2    100% 2   Winery;
                                                                                engineering
                                                                                company and
                                                                                software
                                                                                developer.

47633 Westinghouse Drive,
   Fremont                        100% 1   100% 1   100% 1   100% 1    100% 1   Research and
                                                                                development
                                                                                assembly and
                                                                                testing related
                                                                                to the semi-
                                                                                conductor/
                                                                                electronics
                                                                                industry.

47513 Westinghouse Drive,
  Fremont                           N/A    100% 2   100% 2   100% 2    100% 2   Manufacturer of
                                                                                semi-conductor
                                                                                equipment;
                                                                                manufacturer and
                                                                                designer of
                                                                                arterial balloon
                                                                                catheters and
                                                                                other related
                                                                                devices.

Bordeaux Centre, Napa               N/A     38% 2    89% 4   100% 5    100% 5   Cork
                                                                                manufacturer;
                                                                                marine
                                                                                electronics
                                                                                distributor; wine
                                                                                storage and
                                                                                distributor;
                                                                                research and
                                                                                development of
                                                                                packaging
                                                                                material; and
                                                                                wine club
                                                                                distributor.

O'Toole Business Park, San Jose    90% 0    89% 0   100% 0   100% 1     84% 1   Commercial print
                                                                                shop.

6500 Kaiser Drive, Fremont        100% 1   100% 1   100% 1   100% 1    100% 1   Research and
                                                                                development,
                                                                                manufacturer of
                                                                                computers.

Bedford Fremont Business Park,
  Fremont                         100% 1   100% 1    97% 1    97% 1     97% 1   Administration
                                                                                and testing of
                                                                                samples for
                                                                                managed care
                                                                                organizations.

Spinnaker Court, Fremont          100% 2   100% 2   100% 2   100% 3    100% 3   Design-to-
                                                                                distribution of
                                                                                computing
                                                                                solutions;
                                                                                manufacturer of
                                                                                electronic
                                                                                components for
                                                                                semiconductor;
                                                                                developer of
                                                                                broadband
                                                                                products and
                                                                                related
                                                                                components.

2277 Pine View Way, Petaluma      100% 1   100% 1   100% 1   100% 1    100% 1   Manufacturer and
                                                                                distributor of
                                                                                eyeglass lenses
                                                                                for world-wide
                                                                                distribution.

The Mondavi Building, Napa        100% 1   100% 1   100% 1   100% 1    100% 1   Wine storage and
                                                                                administration.

Monterey Commerce Center 2,
   Monterey*                      100% 1   100% 1   100% 1   100% 1    100% 1   Language
                                                                                interpretation.

Monterey Commerce Center 3,
   Monterey*                      100% 3   100% 3   100% 3    81% 4     81% 4   Office equipment
                                                                                sales/service;
                                                                                telephone/data
                                                                                switching center;
                                                                                electronic
                                                                                building systems
                                                                                sales/service/
                                                                                warehousing;
                                                                                pharmaceutical
                                                                                sales/service/
                                                                                warehousing.

Parkpoint Business Center,
    Santa Rosa                      N/A    100% 3   100% 3    95% 3     98% 3   Physical therapy
                                                                                and
                                                                                rehabilitation;
                                                                                point of sale
                                                                                machine
                                                                                manufacturer;
                                                                                mortgage broker.

2180 S. McDowell Blvd.,
    Petaluma                        N/A    100% 2    81% 1    69% 1    100% 2   Manufacturer of
                                                                                high-end,
                                                                                commercial grade
                                                                                sound equipment;
                                                                                valve and
                                                                                regulator
                                                                                automation sales
                                                                                and manufacturer.

2190 S. McDowell Blvd.,
    Petaluma                        N/A    100% 2   100% 2   100% 2    100% 2   Bread
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

Carneros Commons Phase II,
   Napa                            N/A       N/A      N/A      N/A     63% 1   Wine maker and
                                                                               exporter.

Southern California
Dupont Industrial Center,
    Ontario                       100% 1    97% 1   100% 2   100% 1     97% 1   Distributor of
                                                                                swimming pool
                                                                                supplies.

3002 Dow Business Center,
    Tustin                        100% 0    99% 0    99% 0    98% 0     98% 0   No single tenant
                                                                                over 10%.

Carroll Tech I, San Diego         100% 1   100% 1   100% 1   100% 1    100% 1   Sales and service
                                                                                of point of sales
                                                                                equipment.

Vista 1, Vista                    100% 1     0% 0     0% 0   100% 1    100% 1   Water purifying
                                                                                components
                                                                                manufacturer.

Vista 2, Vista                    100% 1   100% 1   100% 1   100% 1    100% 1   Manufacturer of
                                                                                graphite golf
                                                                                club shaft.

Signal Systems Building,
    San Diego                     100% 1   100% 1   100% 1   100% 1    100% 1   Developer and
                                                                                manufacturer of
                                                                                avionic
                                                                                diagnostic
                                                                                equipment.

Carroll Tech II, San Diego        100% 1   100% 1   100% 1   100% 1    100% 1   Bio-technology
                                                                                company.

2230 Oak Ridge Way, Vista         100% 1   100% 1   100% 1   100% 1    100% 1   Manufacturer of
                                                                                equipment for
                                                                                circuit board
                                                                                assembly.

6960 Flanders Drive, San Diego       N/A   100% 1   100% 1   100% 1    100% 1   Geotechnical and
                                                                                environmental
                                                                                consultant.

Canyon Vista Center, San Diego       N/A      N/A   100% 3   100% 3    100% 3   Designer of
                                                                                interactive
                                                                                entertainment
                                                                                software; product
                                                                                development
                                                                                testing and
                                                                                marketing;
                                                                                testing of
                                                                                computer
                                                                                networking
                                                                                products.

6325 Lusk Blvd., San Diego           N/A      N/A   100% 2   100% 2    100% 1   Bio-tech company
                                                                                developing
                                                                                diabetes self-
                                                                                test products.

Jurupa Business Center, Phase I,
     Ontario                         N/A      N/A      N/A      N/A      0% 0   New development
                                                                                project in lease-
                                                                                up phase.

Arizona
Westech Business Center, Phoenix   96% 0    95% 0    96% 0    95% 0     94% 0   No single tenant
                                                                                over 10%.


Westech II, Phoenix                  N/A   100% 3   100% 2   100% 2    100% 2   Healthcare
                                                                                consultants;
                                                                                travel agency.

2601 W. Broadway, Tempe           100% 1   100% 1   100% 1   100% 1    100% 1   Wireless phone
                                                                                service provider.

Phoenix Airport Center #2,
    Phoenix                       100% 1   100% 1   100% 1   100% 1    100% 1   Electronic parts
                                                                                sales and
                                                                                customer service.

Phoenix Airport Center #3,
    Phoenix                       100% 1   100% 1   100% 1   100% 1    100% 1   Cosmetic
                                                                                manufacturer and
                                                                                distributor.

Phoenix Airport Center #4,
    Phoenix                       100% 1   100% 1   100% 1   100% 1    100% 1   Package
                                                                                delivery/service
                                                                                call center.

Phoenix Airport Center #5,
    Phoenix                          N/A   100% 1   100% 1   100% 1    100% 1   Healthcare
                                                                                maintenance
                                                                                organization
                                                                                corporate office.

Butterfield Business Center,
    Tucson                        100% 3   100% 3   100% 2   100% 2    100% 2   Sears call
                                                                                center; research
                                                                                and development
                                                                                of automobile
                                                                                care items.

Butterfield Tech Center II,
    Tucson                           N/A      N/A    56% 2   100% 4    100% 4   Package
                                                                                distribution
                                                                                facilities;
                                                                                school book
                                                                                distribution
                                                                                facility;
                                                                                distributor of
                                                                                industrial
                                                                                uniform supplies.

Greystone Business Park,
    Tempe                            N/A      N/A    11% 1    86% 3    100% 3   Sales and service
                                                                                of electronic
                                                                                equipment;
                                                                                business
                                                                                communications
                                                                                equipment and
                                                                                multimedia
                                                                                integrations
                                                                                services; sales,
                                                                                service and
                                                                                support
                                                                                facilities for
                                                                                distribution of
                                                                                electrical
                                                                                components.

Cimarron Business Park,
     Scottsdale                      N/A    98% 2    97% 2    90% 1     79% 1   Printing and
                                                                                sales office.

Rio Salado Corporate Centre,
     Phoenix                         N/A      N/A      N/A     0%        0%     Rehabilitated
                                                                                property in
                                                                                lease-up phase.

Phoenix Tech Center,
     Phoenix                         N/A      N/A      N/A   100% 1    100% 1   Reprocessing/
                                                                                recycling of
                                                                                single-use non-
                                                                                medical devices.

The Adams Brothers Building,
     Phoenix                         N/A      N/A   100% 1   100% 1    100% 1   Interior design
                                                                                and home products
                                                                                sales.

Bedford Realty Partners, L.P.,
     Phoenix                         N/A      N/A   100% 2   100% 2     91% 2   Medical research;
                                                                                consulting
                                                                                engineers.

Greater Seattle Area
Highlands Campus Building B,
     Bothell                         N/A      N/A      N/A    86% 4     93% 4   Manufacturer and
                                                                                distributor of
                                                                                micro-biological
                                                                                lab testing
                                                                                equipment;
                                                                                medical
                                                                                prescription
                                                                                service provider;
                                                                                wholesaler of
                                                                                flooring
                                                                                products;
                                                                                tele-
                                                                                communication.

Highlands Campus Building C,
     Bothell                         N/A      N/A      N/A    60% 2     75% 3   Civil engineering
                                                                                consulting;
                                                                                manufacturer and
                                                                                distributor of
                                                                                ultrasound
                                                                                equipment; home
                                                                                furnishings
                                                                                club/distributor.

OFFICE BUILDINGS
-----------------
Northern California
Village Green, Lafayette           99% 1   100% 2   100% 2   100% 2    100% 2   Environmental
                                                                                consultant; real
                                                                                estate investment
                                                                                trust.

Carneros Commons Phase I,            N/A      N/A      N/A     0% 0     30% 1   E-commerce
    Napa                                                                        payment
                                                                                processing
                                                                                service.


Canyon Park, San Ramon            100% 2   100% 2   100% 2   100% 2    100% 2   Geotechnical lab
                                                                                and research;
                                                                                healthcare
                                                                                provider.

Crow Canyon Centre, San Ramon        N/A      N/A    50% 1   100% 2    100% 2   Healthcare
                                                                                provider; real
                                                                                estate mortgage
                                                                                and interior
                                                                                designer.

Monterey Commerce Center 1,
   Monterey*                       87% 4    82% 4    79% 3    88% 3     92% 3   Technology -
                                                                                software;
                                                                                technology -
                                                                                digital audio
                                                                                discs; financing/
                                                                                loan servicing.

3380 Cypress Drive, Petaluma         N/A   100% 1   100% 1   100% 1    100% 1   Manufacturer of
                                                                                hearing devices.

Southern California
Laguna Hills Square, Laguna        96% 4    93% 4    95% 4   100% 2    100% 2   Medical facility;
                                                                                optometry and eye
                                                                                surgery.

Carroll Tech III, San Diego       100% 1   100% 1   100% 1   100% 1    100% 1   On-line game
                                                                                developer.

Scripps Wateridge, San Diego      100% 2   100% 2   100% 2   100% 2    100% 2   Wireless
                                                                                communications;
                                                                                supplier of
                                                                                digital wireless
                                                                                communication
                                                                                products and
                                                                                technologies.

Carroll Tech IV, San Diego           N/A      N/A   100% 1   100% 1    100% 1   Manufacturer of
                                                                                video games.

Colorado
Oracle Building, Denver           100% 2   100% 2   100% 2   100% 2    100% 2   Computer software
                                                                                company; banking.

Texaco Building, Denver              N/A   100% 1   100% 1   100% 1    100% 1   Oil company.

WaterPark @ Briarwood Bldg. 1,
     Englewood                       N/A      N/A      N/A    62% 1    100% 2   Corporate travel
                                                                                agency; resort
                                                                                time share
                                                                                company.

Belleview Corp. Plaza II Office,
     Denver                          N/A      N/A      N/A      N/A     20% 1   Healthcare
                                                                                company.

WaterPark @ Briarwood Bldg. 2,
     Englewood                       N/A      N/A      N/A    70% 2    100% 2   Data processing
                                                                                solutions for the
                                                                                finance industry;
                                                                                distributor of
                                                                                electrical
                                                                                components and
                                                                                computer
                                                                                products.

WaterPark @ Briarwood Bldg. 3,
     Englewood                       N/A      N/A      N/A      N/A     22% 1   Insurance
                                                                                provider.

WaterPark @ Briarwood Bldg. 4,
     Englewood                       N/A      N/A      N/A      N/A    100% 1   County
                                                                                government.

Bedford Center @ Rampart,
     Englewood                       N/A      N/A      N/A    97% 3     96% 3   Office equipment
                                                                                sales and
                                                                                leasing;
                                                                                insurance
                                                                                company;
                                                                                corporate travel
                                                                                agency.

Arizona
Executive Center at Southbank,
    Phoenix                        98% 3    98% 3    98% 3    92% 3    100% 3   Travel agency;
                                                                                call center for
                                                                                medical records;
                                                                                telemarketing
                                                                                call center.

Phoenix Airport Center #1,
    Phoenix                       100% 5   100% 5   100% 3   100% 5     88% 3   Banking services;
                                                                                security services
                                                                                and sales office;
                                                                                electronic
                                                                                marketing and
                                                                                sales.

Cabrillo Executive Center,
    Phoenix                          N/A    97% 2   100% 2    94% 3     96% 3   Insurance
                                                                                company; provider
                                                                                of email systems
                                                                                and software for
                                                                                businesses; home
                                                                                builder.

Mountain Pointe Office Park,
     Phoenix                         N/A      N/A     0% 0   100% 1    100% 1   Civil
                                                                                engineering.

1355 S. Clearview Avenue,
     Mesa                            N/A      N/A   100% 1   100% 1    100% 1   Debt collection
                                                                                services.

Greater Seattle Area
Orillia Office Park, Renton       100% 1   100% 1   100% 1   100% 1    100% 1   Manufacturer of
                                                                                aircraft.

Adobe Systems Bldg. 1, Seattle       N/A   100% 1   100% 1   100% 1    100% 1   Computer software
                                                                                design and
                                                                                engineering.

Adobe Systems Bldg. II, Seattle      N/A    77% 1   100% 2   100% 2    100% 2   Computer software
                                                                                design and
                                                                                engineering; non-
                                                                                profit
                                                                                acupuncture and
                                                                                alternative
                                                                                medicine school
                                                                                and clinic.




Highlands Campus, Bldg. A,
     Bothell                         N/A      N/A    38% 1   100% 2    100% 2   Computer software
                                                                                research and
                                                                                development;
                                                                                cellular phone
                                                                                manufacturer.

The Federal Way Building,
     Federal Way                     N/A      N/A   100% 3   100% 2    100% 2   Property/casualty
                                                                                insurance
                                                                                company; gasoline
                                                                                company.

Federal Way Building II,
     Federal Way                     N/A      N/A   100% 4   100% 3     88% 3   Producer of
                                                                                semiconductor/
                                                                                computer
                                                                                technology
                                                                                components;
                                                                                financial advisor
                                                                                and lender; and
                                                                                insurance
                                                                                company.

Nevada
U. S. Bank Centre, Reno            94% 1    99% 1   100% 2    90% 2     80% 2   Insurance
                                                                                services; mining.


* Presented as held for sale in the accompanying balance sheet as of December 31, 2001.




Lease Expirations - Real Estate Portfolio

The following table presents lease expirations for each
of the ten years and thereafter beginning January 1, 2002.
The table presents:   (i) the number of leases that
expire each year, (ii) the square feet covered by such expiring leases, and (iii) the percentage of total occupied square feet for expiring leases.



                         Number of                 Percentage
                          Leases      Occupied     of Occupied
   Year                  Expiring    Square Feet   Square Feet
 -------                ----------   -----------   ------------

   2002                     92          729,607        11.3%
   2003                     85          924,329        14.3
   2004                    106        1,659,100        25.6
   2005                     84        1,354,188        20.9
   2006                     46          642,244         9.9
   2007                     13          505,084         7.8
   2008                      6           39,109         0.6
   2009                      4          124,480         1.9
   2010                      6          365,875         5.7
2011 and thereafter          2          130,200         2.0
                           ---        ---------       ------
          Total            444        6,474,216       100.0%
                           ---        ---------       ------
                           ---        ---------       ------





Principal Provisions of Leases

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area ("GLA") of each of the Company's Properties and the realty tax rate for each Property for 2001.

                                 Annual     # of Leases                Square Feet   Contract Rent
                                Property    with 10% or     Project      of Each       ($/Sq/Yr)         Lease     Renewal
Property                       Taxes/Rate   More of GLA   Square Feet     Tenant     At End of Year   Expiration   Options
---------------------------------------------------------------------------------------------------------------------------
--

INDUSTRIAL BUILDINGS
Northern California
Building #3 at Contra Costa       $19,099         1           21,840       21,840         $8.28         Feb. 05       None
    Diablo Ind. Park, Concord   $1.01/100

Building #8 at Contra Costa       $28,564         1           31,800       31,800        $11.61         Dec. 05     1-5 yr.
    Diablo Ind. Park, Concord   $1.01/100

Building #18 at Mason             $21,203         2           28,836        7,225         $7.68          May 03       None
    Industrial Park, Concord    $1.01/100                                   4,825         $9.00         Feb. 06       None

Milpitas Town Center,             $72,620         4          102,620       23,924        $18.00         Apr. 04     1-1 yr.
    Milpitas                    $1.10/100                                                                           1-5 yr.
                                                                           24,426        $11.28         Apr. 04     1-1 yr.
                                                                                                                    1-2 yr.
                                                                           30,840        $15.00         Jul. 03     1-5 yr.
                                                                           23,430        $14.16         Jan. 05       None

598 Gibraltar Drive,              $48,446         1           45,090       45,090        $19.97         Apr. 05       None
    Milpitas                    $1.10/100

Auburn Court,                     $48,994         4           68,030       16,095        $15.60         Jul. 04       None
    Fremont                     $1.04/100                                  12,060        $14.40         Apr. 03       None
                                                                           15,755        $15.00         Mar. 03       None
                                                                           18,160        $22.05         Jul. 05       None

47650 Westinghouse Drive,         $16,546         1           24,030       24,030        $10.80         Sep. 04       None
     Fremont                    $1.04/100

410 Allerton,                     $27,222         1           46,050       46,050         $9.60         Apr. 06       None
    South San Francisco         $1.02/100

400 Grandview,                    $83,462         4          107,004       21,841         $8.19         Dec. 03       None
    South San Francisco         $1.02/100                                  43,642         $6.72         Mar. 06       None
                                                                           18,789         $9.17         May 04        None
                                                                           18,864         $6.84         Jan. 03       None

342 Allerton,                     $55,487         4           69,312       19,751        $11.40         Mar. 03       None
    South San Francisco         $1.02/100                                   9,720         $9.85         Mar. 05       None
                                                                           30,953        $15.60         Feb. 06       None
                                                                            8,888        $10.53         Aug. 02       None

301 East Grand,                   $34,540         3           57,846       26,240         $8.77         Jun. 03       None
    South San Francisco         $1.02/100                                  17,206         $5.29         Dec. 03       None
                                                                           14,400         $9.00         Jan. 05     1-5 yr.

Fourier Avenue,                  $108,302         1          104,400      104,400        $10.67         Apr. 04       None
    Fremont                     $1.04/100

Lundy Avenue,                     $53,410         2           60,428       49,342        $15.60         Apr. 06     1-5 yr.
    San Jose                    $1.09/100                                  11,086        $15.60         Jul. 04     1-5 yr.

115 Mason Circle,                 $19,780         5           35,000        5,833         $7.05         Apr. 05       None
     Concord                    $1.01/100                                   5,832         $8.40         Jul. 04       None
                                                                            8,154         $7.92         Aug. 02       None
                                                                            7,296         $7.00         Nov. 02     1-3 yr.
                                                                            7,885         $7.66         Apr. 03       None

47600 Westinghouse Drive,         $17,194         1           24,030       24,030        $11.64         Oct. 03     1-3 yr.
     Fremont                    $1.04/100

860-870 Napa Valley Corporate     $84,946         2           67,775       17,551        $13.20         Feb. 03       None
    Way, Napa                   $1.03/100                                   7,558        $11.02             MTM       None

47633 Westinghouse Drive,         $54,631         1           50,088       50,088        $12.55         Oct. 03     1-3 yr.
     Fremont                    $1.04/100

47513 Westinghouse Drive,        $104,348         2           65,385       35,132        $16.56         Feb. 05     1-5 yr.
     Fremont                    $1.04/100                                  30,253        $15.60         Feb. 04     1-5 yr.







Bordeaux Centre,                 $161,673         5          150,000       22,075         $8.10         Nov. 07     2-5 yr.
     Napa                       $1.03/100                                  16,076         $7.55         Nov. 07     1-5 yr.
                                                                           51,790         $6.11         Jan. 04     1-5 yr.
                                                                           18,434         $6.19         Dec. 04     1-5 yr.
                                                                           16,180         $8.90          May 05     1-5 yr.

O'Toole Business Park,           $119,894         1          122,320       14,005        $22.20         Apr. 03       None
    San Jose                    $1.09/100

6500 Kaiser Drive,               $170,711         1           78,611       78,611        $10.20         Sep. 04     2-5 yr.
     Fremont                    $1.04/100


Bedford Fremont Business         $147,291         1          146,509       71,532        $16.92         Jul. 03     1-3 yr.
     Center, Fremont            $1.04/100

Spinnaker Court,                 $151,274         3           98,500       53,380        $22.80         Mar. 04       None
     Fremont                    $1.04/100                                  24,350        $10.51         Mar. 05       None
                                                                           20,770        $28.35         Nov. 05     1-5 yr.

2277 Pine View Way,              $107,348         1          120,480      120,480         $7.61         Mar. 07     2-5 yr.
    Petaluma                    $1.07/100

The Mondavi Building,            $103,711         1          120,157      120,157         $5.42         Sep. 12     1-5 yr.

     Napa                       $1.03/100

Monterey Commerce                 $23,780         1           28,020       28,020        $15.60         Dec. 05     1-5 yr.
    Center 2, Monterey          $1.00/100

Monterey Commerce                 $23,465         4           24,240        3,817        $16.20         Jul. 04       None
    Center 3, Monterey          $1.00/100                                   3,050        $14.76         Nov. 03     1-3 yr.
                                                                            4,448        $15.60         Oct. 05     1-5 yr.
                                                                            8,350        $17.40         Oct. 05     1-5 yr.

Parkpoint Business Center,        $74,844         3           67,869        8,767        $16.20         Dec. 01       None
    Santa Rosa                  $1.09/100                                   7,894        $16.07         Jan. 02       None
                                                                           17,505        $16.20         Mar. 03     1-5 yr.

2180 S. McDowell Blvd.,           $40,999         2           43,197       29,709         $8.53         Mar. 05       None
     Petaluma                   $1.07/100                                  13,488         $9.12         Feb. 06     1-5 yr.







2190 S. McDowell Blvd.,           $31,132         2           32,719       17,131         $9.62         Mar. 04     1-5 yr.
     Petaluma                   $1.07/100                                  15,588         $8.59         Apr. 06     2-5 yr.

Carneros Commons Phase II,        $29,815         1           36,885       23,107        $16.14         Oct. 08     2-5 yr.
     Napa                       $1.03/100

Southern California
Dupont Industrial Center,        $204,034         1          451,192      183,244         $2.88         Jan. 07     2-5 yr.
    Ontario                     $1.02/100

3002 Dow Business Center,        $190,479         0          192,125          N/A           N/A             N/A        N/A
    Tustin                      $1.01/100

Carroll Tech I,                   $22,644         1           21,936       21,936         $9.84         Nov. 05     2-3 yr.
    San Diego                   $1.11/100

Vista 1,                          $25,603         1           42,508       42,508         $6.71         Oct. 10    1-10 yr.

     Vista                      $1.03/100

Vista 2,                          $35,168         1           47,550       47,550         $6.86         Sep. 02       None
     Vista                      $1.03/100

Signal Systems Building,         $104,106         1          109,780      109,780        $11.08         Aug. 06     2-5 yr.
    San Diego                   $1.02/100

Carroll Tech II,                  $36,950         1           37,586       37,586        $14.40         Dec. 01       None
    San Diego                   $1.11/100

2230 Oak Ridge Way,               $34,282         1           44,063       44,063         $7.08         Aug. 04     2-5 yr.
    Vista                       $1.01/100

6960 Flanders Drive,              $39,913         1           33,144       33,144        $10.80         Jun. 03       None
    San Diego                   $1.11/100

Canyon Vista Center,              $71,409         3           63,746       17,591         $7.92         Dec. 04     1-5 yr.
    San Diego                   $1.11/100                                  18,643        $11.88         Jan. 06     1-3 yr.
                                                                           27,512        $11.08         May 02      1-5 yr.

6325 Lusk Blvd.,                  $63,286         1           49,942       49,942        $14.59         Jun. 04     1-5 yr.
    San Diego                   $1.11/100

Jurupa Business Center,           $18,884         0           41,726          N/A           N/A             N/A        N/A
     Ontario                    $1.02/100




Arizona
Westech Business Center,         $137,791         0          143,940          N/A           N/A             N/A        N/A
     Phoenix                   $12.83/100

Westech II,                      $116,192         3           80,878       14,615         $9.24         Oct. 04       None
     Phoenix                   $12.83/100                                  11,819         $9.78         Nov. 02     1-2 yr.
                                                                           11,739         $8.76         Nov. 02     1-2 yr.

2601 W. Broadway,                 $60,411         1           44,244       44,244         $7.72         Jan. 07     2-5 yr.
     Tempe                     $12.36/100

Phoenix Airport Center #2,        $60,044         1           35,768       35,768        $10.50         Aug. 06     1-5 yr.
    Phoenix                    $12.83/100

Phoenix Airport Center #3,        $60,207         1           55,122       55,122         $9.00         Jul. 03     1-2 yr.
    Phoenix                    $12.83/100

Phoenix Airport Center #4,        $36,684         1           30,504       30,504         $8.36         Jun. 05     1-5 yr.
    Phoenix                    $12.83/100

Phoenix Airport Center #5,       $104,337         1           60,000       60,000         $9.56         Sep. 02     1-5 yr.
    Phoenix                    $12.83/100

Butterfield Business Center,     $125,720         3           95,746       50,000         $6.30         Aug. 04     2-5 yr.
    Tucson                     $17.57/100                                  14,982         $2.86         Aug. 04     1-5 yr.
                                                                           26,026         $8.53         Jun. 04     1-2 yr.

Butterfield Tech Center II,       $42,656         4           33,082        7,383         $7.73         Mar. 06     2-5 yr.
    Tucson                     $17.57/100                                  11,064         $6.72         Sep. 02     1-2 yr.
                                                                            7,259         $6.68         Dec. 02     1-2 yr.
                                                                            7,376         $7.32         Nov. 04       None

Greystone Business Park,          $96,827         3           60,738        6,520        $11.20         Nov. 04     2-3 yr.
    Tempe                      $12.36/100                                  34,471        $11.64         Mar. 07     1-3 yr.
                                                                           19,747        $11.88         Sep. 05     2-5 yr.

Cimarron Business Park,          $145,117         1           94,800       13,800        $11.13         Mar. 04       None
    Scottsdale                 $11.68/100


Rio Salado Corporate Centre,      $76,646         0           80,322          N/A           N/A             N/A        N/A
     Phoenix                   $12.36/100





Phoenix Tech Center,              $36,738         1           39,280       39,280         $9.90         Feb. 05     2-5 yr.
     Phoenix                   $12.79/100

The Adams Brothers Building,      $97,050         1           71,345       71,345         $5.02         Jan. 04     2-5 yr.
    Phoenix                    $17.10/100

Bedford Realty Partners, L.P.,   $187,872         2          101,835       32,729         $9.60             MTM       None
    Phoenix                    $17.10/100                                  30,409         $7.56         Jun. 05       None

Greater Seattle Area
Highlands Campus Building B,      $74,292         4           69,821       14,970        $12.65         Aug. 04     1-5 yr.
     Bothell                    $1.28/100                                  20,831        $12.30         Jan. 05     1-5 yr.
                                                                            9,412        $11.95         Jul. 08     1-5 yr.
                                                                            9,201        $16.00         Sep. 05       None

Highlands Campus Building C,      $42,927         3           57,478        7,008        $12.36         Jul. 07     1-5 yr.
     Bothell                    $1.28/100                                  27,251        $15.00         Dec. 07       None
                                                                            8,780        $13.32         Oct. 08     1-5 yr.

OFFICE BUILDINGS
Northern California
Village Green,                    $27,465         2           16,795        2,119        $31.17         Oct. 05       None
     Lafayette                  $1.11/100                                  11,062        $25.59         Mar. 05       None

Carneros Commons Phase I,         $32,300         1           40,290        8,900        $14.40         Mar. 06       None
     Napa                       $1.03/100

Canyon Park,                      $63,625         2           57,667       48,265        $21.69         Feb. 05     2-5 yr.
    San Ramon                   $1.05/100                                   9,402        $23.08         Jan. 03       None

Crow Canyon Centre,               $84,052         2           39,108       19,615        $25.80         Dec. 06     2-5 yr.
    San Ramon                   $1.05/100                                  16,478        $26.16         Jan. 05     1-5 yr.

Monterey Commerce Center 1,       $64,323         4           50,031        5,809        $20.40         Aug. 02     1-3 yr.
    Monterey                    $1.00/100                                   7,000        $19.56         Mar. 03     1-5 yr.
                                                                           16,088        $20.40         Jul. 03       None
                                                                            7,166        $20.40         Jul. 04     1-5 yr.

3880 Cypress Drive,               $56,751         1           35,100       35,100        $13.56         May 07      1-5 yr.
    Petaluma                    $1.09/100







Southern California
Laguna Hills Square,              $67,285         5           51,734        8,474        $29.67         Nov. 10     2-5 yr.
     Laguna                     $1.04/100                                   7,368        $26.91         Sep. 05     1-5 yr.
                                                                            6,391        $27.27         Sep. 05     2-5 yr.
                                                                            9,229        $21.84         Jun. 02     2-3 yr.
                                                                            5,981        $29.17         Oct. 10       None

Carroll Tech III,                 $24,824         1           29,307       29,307        $10.38         Mar. 09     1-5 yr.
     San Diego                  $1.11/100

Scripps Wateridge,               $200,630         2          123,853       49,295        $13.85         Jul. 06     1-5 yr.
     San Diego                  $1.11/100                                  74,558        $14.18         Aug. 05     2-3 yr.

Carroll Tech IV,                  $59,555         1           43,415       43,415        $12.81         Mar. 09       None
     San Diego                  $1.11/100

Colorado
Oracle Building,                 $280,947         2           90,712       10,043        $18.00         Oct. 11     4-5 yr.
     Denver                     $8.58/100                                  77,090        $25.00         Sep. 03       None

Texaco Building,                 $576,540         1          237,055      237,055        $20.06         Jan. 05     2-5 yr.
     Denver                     $7.52/100

Waterpark @ Briarwood Bldg. 1,    $83,083         2           29,405       18,295        $13.23         Aug. 05     1-5 yr.
     Englewood                 $11.97/100                                  11,110        $13.25         Feb. 06       None

Belleview Corp. Plaza II -       $108,034         1           81,508       15,644        $17.75         Sep. 06     1-5 yr.
     Office, Denver             $8.58/100

Waterpark @ Briarwood Bldg. 2,   $208,502         3           73,781       14,911        $12.70         Feb. 06       None
     Englewood                 $11.97/100                                  36,077        $13.14         Oct. 05       None
                                                                           21,232        $14.14         Oct. 05     2-5 yr.

WaterPark @ Briarwood Bldg. 3,    $14,807         1           73,781       16,301        $14.00         Jan. 07     1-5 yr.
     Englewood                 $11.97/100

WaterPark @ Briarwood Bldg. 4,     $5,900         1           29,400       29,400        $14.00         Feb. 06     1-5 yr.
     Englewood                 $11.97/100

Bedford Center @ Rampart         $674,517         3          165,191       36,857        $13.26         Mar. 04     2-2 yr.
     Englewood                 $10.55/100                                  41,717        $12.50         Dec. 04     2-2 yr.
                                                                           55,550        $13.00         Oct. 05     2-3 yr.

Arizona
Executive Center at Southbank,   $295,537         4          140,157       38,106        $10.33         Jan. 02     1-5 yr.
    Phoenix                    $17.10/100                                  17,910         $8.96         Sep. 03     2-5 yr.
                                                                           30,518        $12.19         Jun. 04     1-5 yr.
                                                                           21,626        $10.00         Jul. 02     2-5 yr.





Phoenix Airport Center #1,        $57,525         3           32,460       19,443        $12.87         Nov. 05     2-5 yr.
    Phoenix                    $12.83/100                                   4,527        $20.00         Dec. 01     1-5 yr.
                                                                            4,449        $19.05         Dec. 02       None

Cabrillo Executive Center,       $149,141         3           60,321       12,400        $18.23         Aug. 08       None
    Phoenix                    $13.30/100                                  21,056        $17.50         Dec. 01       None
                                                                            6,034        $18.79         Oct. 02     1-5 yr.

Mountain Pointe Office Park,      $94,314         1           54,584       54,584        $19.20         Oct. 10     1-5 yr.
    Phoenix                    $12.83/100

1355 S. Clearview Avenue,         $76,586         1           57,193       57,193        $12.72         Apr. 05     2-5 yr.
    Mesa                       $10.95/100

Greater Seattle Area
Orillia Office Park,             $334,984         1          334,255      334,255        $10.50         Feb. 04       None
    Renton                      $1.20/100

Adobe Systems Bldg. 1,           $275,351         1          161,117      161,117        $15.53         Jul. 10     2-5 yr.
    Seattle                     $1.14/100

Adobe Systems Bldg. 2,           $223,300         2          136,111       93,211        $15.53         Jul. 10     2-5 yr.
    Seattle                     $1.14/100                                  19,867        $24.17         Nov. 03       None

Highlands Campus Building A      $122,975         2           74,559       39,824        $14.56         May 05      2-3 yr.
    Bothell                     $1.28/100                                  13,498        $15.50         Dec. 04     1-5 yr.

The Federal Way Building,        $108,300         2           65,000       32,871        $13.10         Apr. 06     2-3 yr.
    Federal Way                 $1.30/100                                  26,420        $14.22         Oct. 04     1-5 yr.

Federal Way Building II,         $198,686         3          115,032       16,230        $15.00         Jun. 05     1-5 yr.
    Federal Way                 $1.30/100                                  50,000        $13.44         Aug. 09     2-5 yr.
                                                                           12,083        $14.99         Apr. 06       None

Nevada
U.S. Bank Centre,                $142,094         2          104,324       36,363        $20.40         Oct. 04       None
    Reno                        $3.52/100                                  13,064        $21.36         Jun. 04       None








Average Base Rent

The following table sets forth the average rent at the end of each year for the last five years for each property owned as of December 31, 2001 (in dollars):

              Average Base Rent ($/Sq Ft/Yr) At End of Year

                                         1997   1998   1999   2000   2001
                                        ------ ------ ------ ------ ------
INDUSTRIAL BUILDINGS:
Northern California
Building #3 at Contra Costa Diablo      $6.84  $6.84  $7.80  $8.04  $8.28
Building #8 at Contra Costa Diablo       6.00   6.00   6.72  11.61  11.61
Building #18 at Mason Industrial Park    6.88   6.93   7.22   7.54   8.49
Milpitas Town Center                     8.90  10.69  12.74  14.36  14.62
598 Gibraltar Drive                      9.48  10.44  10.44  19.20  19.97
Auburn Court                             7.80  10.62  11.25  16.13  16.86
47650 Westinghouse Drive                 9.00   9.60  10.20  10.80  10.80
410 Allerton                             5.16   6.60   7.20   7.80   9.60
400 Grandview                            7.03   7.50   7.95   8.27   7.72
342 Allerton                             7.57   7.73   9.13  10.40  12.95
301 East Grand                           5.58   6.30   6.90   7.42   7.79
Fourier Avenue                           8.99   8.99   8.99   8.99  10.67
Lundy Avenue                             7.09   7.36  14.40  14.51  15.60
115 Mason Circle                         6.22   6.59   6.78   7.21   7.60
47600 Westinghouse Drive                10.20  10.56  10.92  11.28  11.64
860-870 Napa Valley Corporate Way        8.86   9.48   9.90  11.06  11.72
47633 Westinghouse Drive                11.60  11.83  12.06  12.31  12.55
47513 Westinghouse Drive                  N/A  14.32  14.92  15.52  16.12
Bordeaux Centre                           N/A   7.33   6.57   7.06   7.26
O'Toole Business Park                   10.31  13.81  14.38  17.16  22.09
6500 Kaiser Drive                        9.00   9.60   9.60  10.20  10.20
Bedford Fremont Business Center         11.93  14.63  16.39  17.97  20.23
Spinnaker Court                          8.01   8.25   8.25  14.72  20.93
2277 Pine View Way                       6.91   6.91   7.25   7.25   7.61
The Mondavi Building                     4.92   4.92   5.17   5.17   5.42
Monterey Commerce Center 2              14.16  14.64  15.12  15.60  15.60
Monterey Commerce Center 3              14.70  15.22  15.32  15.59  16.35
Parkpoint Business Center                 N/A  15.19  15.68  16.50  17.03
2180 S. McDowell Blvd.                    N/A   8.37  11.20   8.28   8.71

2190 S. McDowell Blvd.                    N/A   8.19   8.39   8.89   9.13
Carneros Commons Phase II*                N/A    N/A    N/A    N/A  16.14

Southern California
Dupont Industrial Center                 3.40   3.44   3.67   3.82   3.88
3002 Dow Business Center                 8.32   8.86   9.52  10.20  10.92
Carroll Tech I                          11.93   3.17   9.11   9.47   9.84
Vista 1                                  0.00   0.00   0.00   3.11   6.71
Vista 2                                  6.61   6.88   7.15   7.44   6.86
Signal Systems Building                  8.11  10.20  10.42  10.79  11.08
Carroll Tech II                         11.52  12.00  13.79  14.40  14.40
2230 Oak Ridge Way                        N/A   6.49   6.63   6.83   7.08
6960 Flanders Drive                       N/A   9.60   9.98  10.38  10.80
Canyon Vista Center                       N/A    N/A   8.86  10.05  10.44
6325 Lusk Blvd.                           N/A    N/A  12.48  12.98  14.59
Jurupa Business Center *                  N/A    N/A    N/A    N/A    -

Arizona
Westech Business Center                  9.44   9.99   9.97  10.37  10.66
Westech II                                N/A   8.86   8.87   9.63   9.78
2601 W. Broadway                         7.14   7.14   7.14   7.43   7.72
Phoenix Airport Center #2                7.20   7.20   7.80   7.80  10.50
Phoenix Airport Center #3                6.36   6.36   7.02   7.02   9.18
Phoenix Airport Center #4                7.20   7.80   7.80   8.36   8.36
Phoenix Airport Center #5                7.21   8.68   8.68   9.56   9.56
Butterfield Business Center              7.08   7.11   6.38   6.45   6.35
Butterfield Tech Center II                N/A    N/A   6.67   6.85   7.07
Greystone Business Park                   N/A    N/A  10.56  10.85  11.67
Cimarron Business Park                    N/A   8.94  10.09  10.29  10.53
Rio Salado Corporate Centre               N/A    N/A    N/A   0.00   0.00
Phoenix Tech Center                       N/A    N/A    N/A   9.90   9.90
The Adams Brothers Building               N/A    N/A   4.56   4.69   5.02
Bedford Realty Partners, L.P.             N/A    N/A   7.21   8.00   8.26

Greater Seattle Area
Highlands Campus Building B               N/A    N/A    N/A  12.34  13.02
Highlands Campus Building C               N/A    N/A    N/A  14.46  14.23

OFFICE BUILDINGS:
-----------------
Northern California
Village Green                          $23.24 $23.70 $24.45 $26.69 $27.58
Carneros Commons Phase I                  N/A    N/A    N/A   0.00  15.35
Canyon Park                             15.92  16.44  16.44  20.92  21.92
Crow Canyon Centre                        N/A    N/A  25.20  25.43  26.66
Monterey Commerce Center 1              20.12  19.78  19.69  20.36  20.68

3880 Cypress Drive                        N/A  13.08  13.08  13.56  13.56

Southern California
Laguna Hills Square                     23.90  24.79  25.17  24.44  25.51
Carroll Tech III                         8.52   8.52   9.60   9.98  10.38
Scripps Wateridge                       11.41  12.53  13.16  13.40  14.05
Carroll Tech IV                           N/A    N/A  15.00  12.44  12.81

Colorado
Oracle Building                         23.37  23.34  23.34  23.34  24.22
Texaco Building                           N/A  18.05  18.05  20.06  20.06
WaterPark @ Briarwood Bldg. 1             N/A    N/A    N/A  12.90  13.24
Belleview Corp. Plaza II Office *         N/A    N/A    N/A    N/A  17.75
WaterPark @ Briarwood Bldg. 2             N/A    N/A    N/A  13.18  13.39
WaterPark @ Briarwood Bldg. 3 *           N/A    N/A    N/A    N/A  14.00
WaterPark @ Briarwood Bldg. 4             N/A    N/A    N/A    N/A  14.00
Bedford Center @ Rampart                  N/A    N/A    N/A  12.73  13.09

Arizona
Executive Center at Southbank            9.23   9.46   9.64   9.89  10.78
Phoenix Airport Center #1               13.81  13.69  13.97   9.97  14.97
Cabrillo Executive Center                 N/A  16.64  17.03  17.24  18.00
Mountain Pointe Office Park               N/A    N/A    N/A  19.20  19.20
1355 S. Clearview Avenue                  N/A    N/A  12.72  12.72  12.72

Greater Seattle Area
Orillia Office Park                      9.35   9.35   9.35  10.50  10.50
Adobe Systems Bldg. 1                     N/A  15.53  15.53  15.53  15.53
Adobe Systems Bldg. 2                     N/A  22.04  16.71  16.74  17.39
Highlands Campus Building A               N/A    N/A  12.51  15.06  15.25
The Federal Way Building                  N/A    N/A  12.65  13.77  13.77
Federal Way Building II                   N/A    N/A  14.20  14.31  14.24

Nevada
U.S. Bank Centre                        18.59  18.76  19.03  22.48  21.07

* Shell construction completed during 2001; property in lease-up phase.

Tax Information

The following table sets forth tax information of the Company's real estate investments at December 31, 2001, as follows: (i) Federal tax basis, (ii) method of depreciation, and (iii) life claimed, with respect to each property or component thereof for purposes of depreciation (dollars in thousands):

                                Federal    Depreciation      Life
Depreciable assets             Tax Basis      Method       In Years


INDUSTRIAL BUILDINGS

Northern California            $  5,171     MACRS - 200%       5.00
                                  2,841     MACRS - 150%      15.00
                                  3,783    Straight Line      31.50
                                100,123    Straight Line      39.00
                                -------
                                111,918

Southern California               1,562     MACRS - 200%       5.00
                                    871     MACRS - 150%      15.00
                                 43,130    Straight Line      39.00
                                -------
                                 45,563

Arizona                           2,186     MACRS - 200%       5.00
                                  1,210     MACRS - 150%      15.00
                                 48,211    Straight Line      39.00
                                -------
                                 51,607

Greater Seattle Area             10,345    Straight Line      39.00
                                -------
Total depreciable assets for
   industrial buildings         219,433
                                -------







OFFICE BUILDINGS
-----------------
Northern California               2,547     MACRS - 200%       5.00
                                  1,485     MACRS - 150%      15.00
                                 22,038    Straight Line      39.00
                                -------
                                 26,070

Southern California               2,563     MACRS - 200%       5.00
                                  1,390     MACRS - 150%      15.00
                                 18,085    Straight Line      39.00
                                -------
                                 22,038

Arizona                           2,721     MACRS - 200%       5.00
                                  1,564     MACRS - 150%      15.00
                                 19,093    Straight Line      39.00
                                -------
                                 23,378

Greater Seattle Area             11,770     MACRS - 200%       5.00
                                  6,274     MACRS - 150%      15.00
                                 79,960    Straight Line      39.00
                                -------
                                 98,004

Nevada                            1,258     MACRS - 200%       5.00
                                    674     MACRS - 150%      15.00
                                  8,924    Straight Line      39.00
                                -------
                                 10,856

Colorado                          6,702     MACRS - 200%       5.00
                                  3,584     MACRS - 150%      15.00
                                 69,440    Straight Line      39.00
                                -------
                                 79,726
                                -------

Total depreciable assets for
    office buildings            260,072
                                -------

Grand total                    $479,505
                                -------
                                -------

For additional information on the Company's real estate portfolio, see
Note 2 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
---------------------------
Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------
Not applicable.

PART II
-------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------------------------------------------------------------
STOCKHOLDER MATTERS
--------------------
The Common Stock of the Company trades on the New York Stock Exchange and the Pacific Exchange under the symbol "BED." As of March 15, 2002, the Company had 937 stockholders of record. A significant number of these stockholders are also nominees holding stock in street name for individuals. The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share by the Company on the Common Stock for each quarterly period during 2000 and 2001.

                                                           Dividend
                                    High          Low      Per Share
                                ------------------------------------

2000
    First Quarter                  $17.63       $15.63        $.42
    Second Quarter                  19.44        15.63         .42
    Third Quarter                   21.06        18.56         .45
    Fourth Quarter                  20.75        18.00         .45

2001
    First Quarter                   21.00        18.30         .45
    Second Quarter                  20.96        18.00         .45
    Third Quarter                   22.20        18.50         .48
    Fourth Quarter                  23.24        19.60         .48


ITEM 6.  SELECTED FINANCIAL DATA
---------------------------------

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

       (in thousands of dollars, except per share data)

                                 2001        2000          1999       1998       1997
Operating Data:
   Rental income              $ 99,949   $  97,518     $  90,527  $  73,451  $  46,377
   Gain on sales of real
    estate investments           5,938      38,171         7,743       -        11,533
   Net income                   36,723      68,087        39,855     31,496     31,291
   Per common share -
   assuming dilution:
    Income before
    extraordinary item        $   2.16   $    3.69     $    1.87  $    1.38  $    1.94
    Net income                $   2.16   $    3.69     $    1.86  $    1.38  $    1.94

Balance Sheet Data:
   Real estate investments    $607,654   $ 611,444     $ 651,038  $ 581,458  $ 423,086
   Bank loan payable            80,925      77,320       137,156    147,443      8,216
   Mortgage loans payable      242,066     224,205       206,880     80,116     60,323
   Common and other
    stockholders' equity       280,969     299,515       300,180    347,589    346,426

Other Data:
   Net cash provided by
    operating activities      $ 47,580   $  45,825     $  45,540  $  38,949  $  25,041
   Net cash provided (used)
    by investing activities     (6,707)     70,005       (72,317)  (168,018)  (180,358)
   Net cash provided (used)
    by financing activities    (38,521)   (114,254)       27,075    128,994    155,350
   Funds From Operations(1)      47,110      43,864        45,554     42,312     25,582
   Dividends declared
    per share                 $   1.86   $    1.74     $    1.56  $    1.32  $    1.13



(1) Management considers Funds From Operations to be one measure of the performance of an equity REIT. Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations was computed by the Company in accordance with this definition. It does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, Funds From Operations as disclosed by other REITs may not be comparable to the Company's presentation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------------------------------
AND  RESULTS  OF  OPERATIONS
-----------------------------

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

Critical Accounting Policies and Estimates

In response to the SEC's Release Numbers 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to asset impairment, deferred assets, rental income recognition and allowance for doubtful accounts. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that currently is available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes the purchase price or development cost of the properties and other related acquisition costs. Development costs include interest and real estate taxes incurred during the construction period and development fees paid to Bedford Acquisitions, Inc. (BAI). See " Related Party Transactions" for a description of BAI. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property's value are capitalized. Real estate properties are depreciated using the straight-line method over estimated useful lives. When circumstances such as adverse market conditions indicate an impairment of a property, the Company will recognize a loss to the extent that the carrying value exceeds the fair value of the property. Real estate investments that are considered held for sale are carried at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated.

Costs incurred for debt financing and property leasing are capitalized as deferred costs. Deferred loan costs include amounts paid to lenders and others to obtain financing and amounts paid to BAI. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the Company's income statement. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows in the years compared below were due primarily to the acquisition, development and sale of operating properties as follows:


                       2001                 2000                  1999
                Number of   Square   Number of   Square     Number of   Square
                Properties   Feet    Properties   Feet      Properties   Feet
                ------------------   -------------------    -------------------
Acquisitions
------------
  Industrial         -        -           -         -            5      334,000
  Office             -        -           1      165,000         4      280,000
                ------------------   -------------------    -------------------
                     -        -           1      165,000         9      614,000
                ------------------   -------------------    -------------------
                ------------------   -------------------    -------------------
Development
-----------
  Industrial         1      37,000        3      160,000         2      235,000
  Office             4     185,000        2      103,000         3      154,000
                ------------------   -------------------    -------------------
                     5     222,000        5      263,000         5      389,000
                ------------------   -------------------    -------------------
                ------------------   -------------------    -------------------
Sales
-----
  Industrial         3     290,000       15      917,000         3      448,000
  Office             1      52,000        5      314,000         1      114,000
                ------------------   -------------------    -------------------
                     4     342,000       20    1,231,000         4      562,000
                ------------------   -------------------    -------------------
                ------------------   -------------------    -------------------



Comparison of 2001 to 2000

Income from Property Operations
--------------------------------
Income from property operations (defined as rental income less rental expenses) increased $463,000 or 1% in 2001 compared with 2000. This is due to an increase in rental income of $2,431,000, partially offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $1,968,000.

The increase in rental income and expenses is primarily attributable to the property acquired in 2000 and properties developed during 2001 and 2000. These acquisition and development activities increased rental income and rental expenses in 2001 by $5,191,000 and $3,230,000, respectively, as compared to 2000. These increases were partially offset by the sale of fifteen industrial properties and five office properties in 2000, and the sale of three industrial properties and one office property in 2001, which resulted in a reduction in rental income and rental expenses of $9,392,000 and $3,175,000, respectively, as compared to 2000. The remaining increase in rental income of $6,632,000 is primarily due to an increase in rental rates and expense recovery income. The remaining increase of $1,913,000 in rental expenses is mainly due to increases in real estate taxes, and depreciation and amortization expense.

Expenses
---------
General and administrative expenses decreased $146,000 or 3% in 2001 compared to 2000, primarily as a result of $120,000 of tax service fees accrued in 2000 for a cost segregation study performed by the Company's outside accountants. Interest expense, which includes amortization of loan fees, decreased $1,705,000 or 7% in 2001 compared with 2000. The decrease is attributable to lower interest rates on the Company's variable rate debt and a lower weighted average outstanding debt balance in 2001 as compared to 2000, partially offset by increased amortization of loan fees in 2001. The amortization of loan fees was $2,156,000 and $1,658,000 for 2001 and 2000, respectively. The increase in amortization of loan fees is due to costs associated with the renewal of the Company's $150 million revolving credit facility and new mortgage financing.

Other (Expense) Income
-----------------------
During 2001, the Company recorded $526,000 in other expense. This sum represents $400,000 for litigation accruals and $126,000 of pre-development costs incurred for a project in Denver that was subsequently abandoned due to deterioration in market conditions. During 2000, the Company recorded $615,000 in other income. This sum represents a forfeited earnest money deposit from a buyer who failed to perform under the terms of the Purchase and Sale Agreement for a property located in Tempe, Arizona.

Gain on Sales of Real Estate Investments, Net
----------------------------------------------
In the fourth quarter 2001, the Company sold two industrial properties in Denver, Colorado, an industrial property in Tempe, Arizona, and an office property in Tucson, Arizona for net sale prices totaling
$19,282,000, which resulted in an aggregate gain of approximately
$5,938,000.

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

Dividends
----------
Common stock dividends to stockholders and distributions to Operating Partnership (OP) Unitholders declared for the first and second quarters of 2001 were $0.45 per share or OP Unit, and $0.48 per share or OP Unit for the third and fourth quarters. Consistent with the Company's policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

Comparison of 2000 to 1999

Income from Property Operations
--------------------------------
Income from property operations (defined as rental income less rental expenses) increased $3,085,000 or 6% in 2000 compared with 1999. This is due to an increase in rental income of $6,991,000, partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $3,906,000.

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

Expenses
---------
General and administrative expenses increased $648,000 or 18% in 2000 compared to 1999, primarily as a result of increased costs in 2000 associated with stock compensation benefits and $120,000 of tax service fees accrued for a cost segregation study performed by the Company's outside accountants. Interest expense, which includes amortization of loan fees, increased $5,856,000 or 31% in 2000 compared with 1999. The increase is attributable to the Company's higher borrowing costs and related costs to finance the property acquisitions and development activities during 1999 and 2000, the repurchase of shares since November 1998, and higher amortization of loan fees in 2000. The amortization of loan fees was $1,658,000 and $1,495,000 for 2000 and 1999, respectively.

Other (Expense) Income
-----------------------
During 2000, the Company recorded $615,000 in other income. This sum represents a forfeited earnest money deposit from a buyer who failed to perform under the terms of the Purchase and Sale Agreement for a property located in Tempe, Arizona. The Company did not incur any amounts for other expense or income during the year 1999.

Gain on Sales of Real Estate Investments, Net
----------------------------------------------
In the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,338,000, which resulted in an aggregate gain of approximately $15,234,000.

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

Dividends
----------
Common stock dividends to stockholders and distributions to OP Unitholders declared for the first and second quarters of 2000 were $0.42 per share or OP Unit, and $0.45 per share or OP Unit for the third and fourth quarters. Consistent with the Company's policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

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

The Company's capital expenditures were approximately $5,200,000 in 2001 and $8,900,000 in 2000. These capital expenditures consist primarily of building improvements, tenant improvements, and lease commissions. The Company expects to have capital expenditures of approximately $9,900,000 for 2002.

The Company's cash and cash equivalents increased to $5,512,000 at December 31, 2001, from $3,160,000 at December 31, 2000. This increase is due to $47,580,000 of cash provided from operations, partially offset by $38,521,000 and $6,707,000 used by financing activities and investing activities, respectively.

Net cash of $47,580,000 provided by operating activities consisted primarily of $51,829,000 of net income adjusted for non-cash items, offset by $4,249,000 used in working capital and other activities. Net cash used in working capital and other activities resulted from expenditures incurred by the Company in acquiring other assets and a decrease in accounts payable and accrued expenses, partially offset by an increase in other liabilities.

Net cash of $6,707,000 used for investing activities consisted of cash used for investments in real estate of $25,989,000, offset by net proceeds from sales of real estate investments of $19,282,000. Cash used for investments in real estate of $25,989,000 consists of $20,607,000 in developments costs, and $5,382,000 of investments in existing properties.

Net cash used by financing activities of $38,521,000 consisted of repayments of bank borrowings and mortgage loans of $61,552,000, payment of dividends and distributions of $31,767,000, the repurchase of 1,394,018 shares of stock for $27,346,000, and the redemption of 5,932 shares of OP Units for $131,000, offset by net proceeds from bank borrowings and mortgage loans of $79,979,000 and net proceeds from stock options exercised by employees and directors of $2,296,000.

The Company's ability to continue to finance its operations is subject to several uncertainties. For example, the Company's ability to obtain mortgage loans on income producing property is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property.
The Company's ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature which allows the Company at its option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.30% to 1.55% depending on the Company's leverage level. As of December 31, 2001, the facility had an outstanding balance of $80,925,000 and an effective interest rate of 4.99%.

In August 2001, the Company obtained $18 million of mortgage financing from Washington Mutual Bank. The loan has a 10-year term and bears interest at a floating rate of a trailing one-year treasury rate plus 2.60% (an effective rate of 7.92% as of December 31, 2001). The trailing one-year treasury rate, which is calculated by averaging the previous twelve months' rates, is adjusted every six months with a minimum and maximum 1% change over the previous six month rate. Proceeds from the loan were used to pay down a portion of the outstanding balance of the $150 million line of credit.

In November 2001, the Company obtained $21,819,000 of new first mortgage financing from Union Bank of California. The financing, a renewal of an existing mortgage with the same lender, consists of a three-year loan, bearing interest at a floating rate of LIBOR plus 1.60% (an effective rate of 4.02% as of December 31, 2001). The old loan, which had an outstanding balance of approximately $14 million and a maturity date of January 2, 2002, carried a fixed interest of 7.50%. The $21,819,000 mortgage is collaterized by the same property pool as the expiring loan, namely nine properties located in California. Proceeds of the new mortgage loan were used to pay off the expiring mortgage and to pay down a portion of the outstanding balance of the Company's credit facility.

The Company was in compliance with the covenants and requirements of its various debt financings during the year ended December 31, 2001. The Company anticipates that the cash flow generated by its real estate investments and funds available under the above credit facility will be sufficient to meet its short-term liquidity requirements.

Contractual Obligations and Commercial Commitments

The following summarizes the Company's contractual obligations and other commitments at December 31, 2001, and the effect such obligations could have on its liquidity and cash flow in future periods (in thousands):

                                      Amount of Commitment Expiring by Period
                                   -----------------------------------------------
                                     Less
                                     than    1-3       4-5       Over 5
                                    1 year  Years     Years       Years    Total
                                   -----------------------------------------------

Bank Loan Payable                   $ -     $ 80,925  $   -     $  -     $ 80,925
Mortgage Loans Payable               5,048    48,501   103,822   84,695   242,066
Construction Contract Commitments    1,584      -         -        -        1,584
Standby Letters of Credit            2,096      -         -        -        2,096
                                   -----------------------------------------------

Total                               $8,728  $129,426  $103,822  $84,695  $326,671
                                   -----------------------------------------------
                                   -----------------------------------------------




Related Party Transactions

The Company's activities relating to the acquisition of new properties, sales of Company owned real estate, development of real property, and financing arrangements are currently performed by Bedford Acquisitions, Inc., (BAI), a corporation wholly-owned by Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. The Company uses the services of BAI for its acquisition, disposition, financing and development activities because the Company incurs expenses related only to those transactions which are successfully completed rather than incurring expenses related to unsuccessful efforts and associated overhead costs. These services have been provided pursuant to written contracts (renewable annually since January 1, 1995), which provide that BAI is obligated to provide services to the Company with respect to the Company's acquisition, disposition, financing and development activities, and that BAI is responsible for the payment of expenses incurred in connection therewith. BAI must submit to the Company a cost estimate for the Company's approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities. Pursuant to the contract, Mr. Bedford is obligated to pay BAI's expenses described above if BAI fails to make any such payments in a timely fashion, provided that Mr. Bedford is not obligated to pay any such amounts exceeding $1 million or following a termination of BAI's obligations based on the expiration or termination of the term of the contract.

This arrangement provides that BAI earns a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans (less third-party commissions), and 7% of the development costs. The total amount of such fees payable to BAI by the Company is limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time
of such acquisition, disposition, financing or development.   The current
agreement with BAI has a one-year term expiring December 31, 2002, which is automatically extended for an additional term of one year unless either party gives notice of its interest to terminate the agreement by October 31, 2002.

For the years ended December 31, 2001, 2000, and 1999, the Company paid BAI an aggregate amount of approximately $2,816,000, $2,431,000 and $2,783,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to the foregoing arrangements. As of December 31, 2001 and 2000, the Company had an accrued liability of $1,945,000 and $866,000, respectively, for fees earned by BAI in excess of amounts paid to BAI by the Company under the agreement. The Company believes that since the fees charged under the foregoing arrangements (i) are comparable to those charged by other real estate service entities or other third party service providers under similar arrangements and (ii) are charged only for services on successful acquisitions, dispositions, financings and developed properties, such fees are properly includable as costs of acquisitions or dispositions or as capitalized costs of financings and developed properties. If the Company were to discontinue this arrangement it would first look to other service providers to meet most if not all of these services. There is no assurance that the same level of quality and cost effectiveness would be achieved. Additionally, the Company would likely incur additional internal costs to administer such services.

If acceptable service providers were not available for all or a part of these services, the Company would evaluate its needs under circumstances existing at that time and consider additions to its staff to meet such requirements. If such services were performed internally, pre-acquisition costs associated with operating properties and costs associated with any unsuccessful efforts related to new borrowings would be expensed. If service levels comparable to those required in 2001, 2000, and 1999 were performed internally at the same expense levels incurred by BAI, the Company estimates that $744,000, $323,000, and $1,310,000 could have been expensed in those periods rather than capitalized and amortized against future periods in the form of depreciation and amortization. Had such amounts been expensed in those periods, diluted earnings per share would have been $0.04, $0.02 and $0.06 less than corresponding amounts actually reported in 2001, 2000, and 1999, respectively.

At December 31, 2001 and 2000, the Company did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.


Potential Factors Affecting Future Operating Results

Many factors affect the Company's actual financial performance and may cause the Company's future results to be different from past performance or trends. These factors include the following:

Economic Environment

Both the national economy and the economies of the western states in which the Company owns, manages and develops properties have been and continue to be in a recession. The early indicators of how this affects the real estate industry in general, and the Company in particular, are slightly reduced occupancy rates, flattening of growth in market rental rates, and reduced activity levels in the flow of prospective tenants for space currently available for lease.

The Company's property types and locations provide some degree of risk diversification but are not immune to a prolonged down cycle in the real estate markets in which the Company operates. Although the Company believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy rates and the absence of rental rate growth, or even reductions in market rental rates, will result in reduction of rental revenues, operating income, cash flows, and the market value of the Company's shares. Prolonged recession could also affect the Company's ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

These conditions and those that follow and many other factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations.

Interest Rate Fluctuations

At the present time, borrowings under the Company's credit facility, the $4.6 million and $21.8 million mortgage loans from Union Bank, the $30.9 million mortgage loans from Security Life of Denver Insurance Company, and the $18.0 million mortgage loan from Washington Mutual bear interest at floating rates. The floating interest rate on the $30.9 million mortgage loans has been fixed for a period of one year with interest swap agreements which expire on July 1, 2002. The LIBOR rate on the $21.8 million mortgage loan has been fixed for a period of one year. Its effective interest rate of 4.02% expires on December 20, 2002. The Company recognizes that its results from operations may be negatively impacted by future increases in interest rates and substantial additional borrowings to finance property acquisitions, development projects and share repurchases.

Lease Renewals

While the Company historically has been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 2002 and beyond may not be renewed, or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and twelve months ended December 31, 2001 was $11,848,000 and $47,110,000, respectively. During the same periods in 2000, FFO was $10,533,000 and $43,864,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to
cash flow as a measure of liquidity.   Further, FFO as disclosed by other
REITs may not be comparable to the Company's presentation.

                                              Three Months Ended         Twelve Months Ended
                                                 December 31,                December 31,
                                               2001         2000          2001        2000
                                               ----         ----          ----        ----

Funds From Operations
    (in thousands, except share amounts):


            Net income                        $13,251       $9,490       $36,723      $68,087
            Add:
             Depreciation and amortization      4,501        3,752        16,183       13,812
             Minority interest                     34           35           142          136
             (Gain) on sales of real
              estate investments, net          (5,938)      (2,744)       (5,938)     (38,171)
                                               -------      -------       -------     --------
            Funds From Operations             $11,848      $10,533       $47,110      $43,864
                                               -------      -------       -------     --------
                                               -------      -------       -------     --------

            Weighted average number of
              shares - diluted              16,531,537  17,666,761    17,045,493   18,501,905
                                            ----------  -----------   -----------  -----------
                                            ----------  -----------   -----------  -----------






ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                                                                          Fair
                       2002     2003     2004       2005     2006   Thereafter   Total    Value
                       ----     ----     ----       ----     ----   ----------   -----    -----

Variable rate LIBOR
   debt             $ 1,333  $ 1,840  $102,950   $28,842  $   541     $15,551  $151,057 $151,057

Weighted average
   interest rate      5.19%    4.82%     4.80%     3.95%    7.92%       7.92%     4.97%    4.97%


Fixed rate debt     $ 3,715  $21,278  $  3,358   $27,710  $46,729     $69,144  $171,934 $181,813

Weighted average
   interest rate      7.11%    7.07%     7.36%     7.19%    7.67%       7.17%     7.30%    6.00%



As the table incorporates only those exposures that exist as of December 31, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $26,425,000 by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the principal value and fair value of the Company's interest swap contracts. The principal value at December 31, 2001 provides an indication of the extent of the Company's involvement in these contracts but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

Principal    Fixed       Contract      Cumulative           Approximate Liability
Amount (1)   Rate        Maturity      Cash Paid,        Net at December 31, 2001 (2)
----------   -----       --------      -----------       ----------------------------
$22,878      5.55%     July 1, 2002       $128                       $268
  3,547      5.55%     July 1, 2002         29                         42
 ------                                    ---                        ---
$26,425                                   $157                       $310
 ------                                    ---                        ---
 ------                                    ---                        ---



(1) The principal amount is included in the table of qualitative and quantitative disclosure about market risk as variable rate LIBOR debt and fixed rate debt, as applicable.

(2) Represents the approximate amount which the Company would have paid as of December 31, 2001 if the swap contracts were terminated.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

PART III
--------
The information required by Items 10 through 13 of Part III is incorporated by reference from the Registrant's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on May 16, 2002.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
----------------------------------------------------------------------
8-K
----

A.  1.  Financial Statements
                                                                 Page
                                                                 ----

        Independent Auditors' Report.                             F1

        Consolidated Balance Sheets as of
          December 31, 2001 and 2000.                             F2

        Consolidated Statements of Income for the years
          ended December 31, 2001, 2000 and 1999.                 F3

        Consolidated Statements of Stockholders' Equity
          for the years ended December 31, 2001, 2000
          and 1999.                                               F4

        Consolidated Statements of Cash Flows for the years
          ended December 31, 2001, 2000 and 1999.                 F5

        Notes to Consolidated Financial Statements.               F6

    2.  Financial Statement Schedule
                                                                Page
                                                                ----
    Schedule III - Real Estate and Accumulated Depreciation     F24

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

   3.1(b) Articles of Amendment of Charter of Bedford Property Investors, Inc. is incorporated herein by reference to
             Exhibit 4.2 of the Company's Amendment No. 1 to its Registration Statement on Form S-2/A (File No. 333-00921) filed on March 29, 1996.

   3.1(c)    Articles of Amendment of Charter of Bedford Property
             Investors, Inc. is incorporated herein by reference to
             Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1997.

   3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31,
        2000.

   10.6(a) BPIA Agreement dated as of January 1, 1995, by and between Westminster Holdings, Inc., a California corporation doing business as BPI Acquisitions and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 10.6 (a) to the Company's Form 10-K for the year ended December 31, 2000.

   10.6(b) Amendment to BPIA Agreement dated as of January 1, 1997 is incorporated herein by reference to Exhibit 10.6(b) to the Company's Form 10-K for the year ended December 31, 2000.

   10.6(c) Second Amendment to BPIA Agreement dated as of January 1, 1999 is incorporated herein by reference to Exhibit 10.6(c) to the Company's Form 10-K for the year ended December 31, 2000.

   10.6(d) Third Amendment to BPIA Agreement dated as of December 10, 2000 is incorporated herein by reference to Exhibit 10.6(d) to the Company's Form 10-K for the year ended December 31, 2000.

   10.6(e) Fourth Amendment to BPIA Agreement dated as of December 10, 2000 is incorporated herein by reference to Exhibit 10.6(e) to the Company's Form 10-K for the year ended December 31, 2000.

   10.6(f)*  Fifth Amendment to BPIA Agreement dated as of November
             10, 2001.




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

   10.34 Form of Retention Agreement is incorporated herein by reference to Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 2000.

   10.35 Fifth Amended and Restated Credit Agreement among Bedford Property Investors, Inc., The Banks Party Hereto, Bank of America, NA, as Administrative Agent for The Banks, Union Bank of California, NA, as Co-Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated May 18, 2001 is incorporated herein by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarter ended June 30, 2001.

   10.36     Promissory Note, dated as of July 23, 2001, between
             Bedford Property Investors, Inc. as Borrower and
             Washington Mutual Bank as Lender is incorporated herein by reference to Exhibit 10.36 to the Company's Form 10-Q for the quarter ended June 30, 2001.

   10.37 Interest Rate Protection Agreement, dated as of June 18, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California is incorporated herein by reference to Exhibit 10.37 to the Company's Form 10-Q for the quarter ended June 30, 2001.

   10.38 Interest Rate Protection Agreement, dated as of June 18, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California, is incorporated herein by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended June 30, 2001.

   10.39 Master Agreement, dated as of May 15, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California, is incorporated herein by reference to Exhibit 10.39 to the Company's Form 10-Q for the quarter ended June 30, 2001.

   10.40*    Amended and Restated Promissory Note, dated as of
             November 19, 2001, between Bedford Property Investors, Inc. as borrower and Union Bank of California, N.A. as lender.

     12*     Ratio of Earnings to Fixed Charges.

   23.1*     Consent of KPMG LLP, independent auditors.

   * Filed herewith

                  Independent Auditors' Report


To the Stockholders and the Board of Directors of Bedford Property Investors, Inc.:

We have audited the consolidated financial statements of Bedford Property Investors, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG LLP


San Francisco, California
February 11, 2002

       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 2001 AND 2000
       (in thousands, except share and per share amounts)

                                                     2001       2000
----------------------------------------------------------------------
Assets:

Real estate investments:
  Industrial buildings                            $303,563   $305,857
  Office buildings                                 328,619    310,882
  Operating properties held for sale                11,157      5,226
  Properties under development                        -        13,702
  Land held for development                         13,469     11,721
----------------------------------------------------------------------

                                                   656,808    647,388
  Less accumulated depreciation                     49,154     35,944
----------------------------------------------------------------------

                                                   607,654    611,444
Cash and cash equivalents                            5,512      3,160
Other assets                                        22,728     19,562
----------------------------------------------------------------------


                                                  $635,894   $634,166
----------------------------------------------------------------------
----------------------------------------------------------------------

Liabilities and Stockholders' Equity:

Bank loan payable                                 $ 80,925   $ 77,320
Mortgage loans payable                             242,066    224,205
Accounts payable and accrued expenses               11,653     15,665
Dividends and distributions payable                  7,962      8,005
Other liabilities                                   11,184      8,227
----------------------------------------------------------------------

    Total liabilities                              353,790    333,422
----------------------------------------------------------------------

Minority interest in consolidated partnership        1,135      1,229
----------------------------------------------------------------------
Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares;
   issued and outstanding 16,515,200
   shares in 2001 and 17,709,738 shares in 2000        330        354
 Additional paid-in capital                        292,731    316,084
 Accumulated dividends in
   excess of net income                            (11,782)   (16,923)
 Accumulated other comprehensive loss                 (310)      -
----------------------------------------------------------------------
      Total stockholders' equity                   280,969    299,515
----------------------------------------------------------------------
                                                  $635,894   $634,166
----------------------------------------------------------------------
----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                     (in thousands, except share and per share amounts)

                                                               2001         2000         1999
------------------------------------------------------------------------------------------------

Property operations:
    Rental income                                             $99,949      $97,518      $90,527
    Rental expenses:
       Operating expenses                                      16,122       16,814       14,550
       Real estate taxes                                        9,209        8,920        8,074
       Depreciation and amortization                           16,183       13,812       13,016
------------------------------------------------------------------------------------------------

Income from property operations                                58,435       57,972       54,887

General and administrative expenses                            (4,063)      (4,209)      (3,561)
Interest income                                                   202          500          182
Interest expense                                              (23,121)     (24,826)     (18,970)
Other (expense) income                                           (526)         615         -
------------------------------------------------------------------------------------------------

Income before gain on sales of real
    estate investments and minority interest                   30,927       30,052       32,538

Gain on sales of real estate investments, net                   5,938       38,171        7,743

Minority interest                                                (142)        (136)        (128)
------------------------------------------------------------------------------------------------

Income before extraordinary item                               36,723       68,087       40,153

Extraordinary item-loss on early extinguishment of debt          -            -            (298)
------------------------------------------------------------------------------------------------

Net income                                                    $36,723      $68,087      $39,855
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Earnings per share - basic:
  Income before extraordinary item                            $  2.19      $  3.73      $  1.88
  Extraordinary item-loss on early extinguishment of debt        -            -           (0.01)
------------------------------------------------------------------------------------------------

Net income per share - basic                                  $  2.19      $  3.73      $  1.87
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Weighted average number of shares - basic                  16,747,498   18,236,512   21,267,088
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Earnings per share - diluted:
Income before extraordinary item                              $  2.16      $  3.69      $  1.87
Extraordinary item-loss on early extinguishment of debt          -            -           (0.01)
------------------------------------------------------------------------------------------------

Net income per share - diluted                                $  2.16      $  3.69      $  1.86
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Weighted average number of shares - diluted                17,045,493   18,501,905   21,477,013
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
           (in thousands, except per share amounts)

                                                           Accumulated   Accumulated     Total
                                              Additional     dividends         other    stock-
                                      Common     paid-in  in excess of comprehensive  holders'
                                       stock     capital    net income          loss    equity
------------------------------------------------------------------------------------------------

Balance, December 31, 1998            $ 453    $407,760     $(60,624)       $  -      $347,589

Issuance of common stock                  6       1,001         -              -         1,007

Repurchase and retirement of common
   stock                                (67)    (56,518)        -              -       (56,585)

Amortization of deferred compensation  -            977         -              -           977

Net income                             -           -          39,855           -        39,855

Dividends to common stockholders
 ($1.56 per share)                     -           -         (32,663)          -       (32,663)
------------------------------------------------------------------------------------------------

Balance, December 31, 1999              392     353,220      (53,432)          -       300,180

Issuance of common stock                  8       3,221         -              -         3,229

Repurchase and retirement of common
    stock                               (46)    (41,892)        -              -       (41,938)

Amortization of deferred compensation  -          1,535         -              -         1,535

Net income                             -           -          68,087           -        68,087

Dividends to common stockholders
 ($1.74 per share)                     -           -         (31,578)          -       (31,578)
------------------------------------------------------------------------------------------------

Balance, December 31, 2000              354     316,084      (16,923)          -       299,515

Issuance of common stock                  4       2,254         -              -         2,258

Repurchase and retirement of common
    stock                               (28)    (27,318)        -              -       (27,346)

Amortization of deferred compensation  -          1,711         -              -         1,711

Dividends to common stockholders
 ($1.86 per share)                     -           -         (31,582)          -       (31,582)
------------------------------------------------------------------------------------------------

Subtototal                              330     292,731      (48,505)          -       244,556
------------------------------------------------------------------------------------------------

Net income                             -           -          36,723           -        36,723

Other comprehensive loss               -           -            -              (310)      (310)
------------------------------------------------------------------------------------------------

Comprehensive income (loss)            -           -          36,723           (310)    36,413
------------------------------------------------------------------------------------------------

Balance, December 31, 2001            $ 330    $292,731     $(11,782)         $(310)  $280,969
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                       BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                          (in thousands)

                                                               2001      2000        1999
------------------------------------------------------------------------------------------------

Operating Activities:
 Net income                                                $ 36,723  $  68,087   $  39,855
 Adjustments to reconcile net income to net cash provided
     by operating activities:
       Minority interest                                        142        136         128
       Depreciation and amortization                         18,686     15,767      14,212
       Stock compensation amortization                        1,711      1,535        -
       Uncollectible accounts expense                           505         42         247
       Gain on sales of real estate investments, net         (5,938)   (38,171)     (7,743)
       Change in other assets                                (3,393)    (6,857)     (4,683)
       Change in accounts payable and accrued expenses       (3,503)     4,931       1,534
       Change in other liabilities                            2,647        355       1,990
------------------------------------------------------------------------------------------------

Net cash provided by operating activities                    47,580     45,825      45,540
------------------------------------------------------------------------------------------------

Investing Activities:
 Investments in real estate                                 (25,989)   (60,576)    (96,558)
 Proceeds from sales of real estate investments, net         19,282    130,581      24,241
------------------------------------------------------------------------------------------------

Net cash (used) provided by investing activities             (6,707)    70,005     (72,317)
------------------------------------------------------------------------------------------------

Financing Activities:
 Proceeds from bank loan payable                             55,162     79,624     141,972
 Repayments of bank loan payable                            (53,659)  (139,778)   (152,657)
 Proceeds from mortgage loans payable, net of loan costs     24,817     30,153     134,208
 Repayments of mortgage loans payable                        (7,893)   (13,566)     (8,995)
 Issuance of common stock                                     2,296      3,229       2,004
 Repurchase and retirement of common stock                  (27,346)   (41,938)    (56,585)
 Redemption of partnership units                               (131)      -           (160)
 Payment of dividends and distributions                     (31,767)   (31,978)    (32,712)
------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities            (38,521)  (114,254)     27,075
------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                     2,352      1,576         298
Cash and cash equivalents at beginning of year                3,160      1,584       1,286
------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                   $  5,512   $  3,160    $  1,584
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
a)   Non-cash investing and financing activities:
          Debt incurred with real estate acquired          $   -      $   -       $  5,602
b)   Cash paid during the year for interest, net
          of amounts capitalized                           $ 21,149   $ 23,372    $ 16,624
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

             BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


Note 1 - Organization and Summary of Significant Accounting Policies
---------------------------------------------------------------------
and Practices
-------------

The Company
------------
Bedford Property Investors, Inc. (the "Company") is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the western United States. The Company's common stock trades under the symbol "BED" on both the New York Stock Exchange and Pacific Exchange.

Critical Accounting Policies and Use of Estimates
--------------------------------------------------
In response to the SEC's Release Number 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identifies the following critical accounting areas that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The related accounting policies are included in this and other notes to the consolidated financial statements and, as appropriate, in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to asset impairment, deferred assets, rental income recognition and allowance for doubtful accounts. These estimates are based on the information that currently is available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Principles of Consolidation
----------------------------
The consolidated financial statements include the accounts of the Company and Bedford Realty Partners, L.P. All significant inter-entity balances have been eliminated in consolidation.

Real Estate Investments
------------------------
Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes the purchase price or development cost of the properties and other related acquisition costs including amounts paid to BAI (see Note 5). Development costs include interest and real estate taxes incurred during the construction period and development fees paid to BAI (see Note 5). Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property's value are capitalized. Real estate investment costs are depreciated using the straight-line method over estimated useful lives as follows: building improvements - 45 years; tenant improvements - term of related lease. The depreciable cost for buildings in development is based on the percentage of leased space until the building becomes fully leased or one year after shell completion. When circumstances such as adverse market conditions indicate an impairment of a property, the Company will recognize a loss to the extent that the carrying value exceeds the fair value of the property. As of December 31, 2001 and 2000, none of the Company's real estate assets was considered impaired. Real estate investments that are considered held for sale are carried at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated.

Rental Income Recognition
--------------------------
Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The excess of straight-line rental income over contractual rental income increased revenue by $1,055,000, $2,597,000, and $2,797,000 for
2001, 2000, and 1999, respectively. Straight-line rent receivable is included with the basis of a property and therefore reduces gain when the property is sold. Rental payments received before they are recognized as income are recorded as prepaid income. Most of the Company's lease agreements provide for recovery of some or all of the property operating expenses and real estate taxes. Property operating expense reimbursements, real estate tax reimbursements, and other recoverable costs are recognized in the period during which the related expenses are incurred. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to rental income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant's financial condition, security deposits, letters of credit, lease guarantees, and current economic conditions.

Deferred Financing and Leasing Costs
-------------------------------------
Costs incurred for debt financing and property leasing are capitalized as deferred costs. Deferred loan costs include amounts paid to lenders to obtain financing and financing fees paid to BAI (see Note
5). Such costs are amortized on a straight-line basis, which approximates the interest method, over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the Company's income statement. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of prepayment of the debt or early termination of the lease.

Federal Income Taxes
---------------------
The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met. The Company believes it is in compliance with the Code.

As of December 31, 2001, for federal income tax purposes, the Company had an ordinary loss carry forward of approximately $19 million. As the Company does not expect to incur income tax liabilities, there may be little or no value realized from such carryforwards.

For federal income tax purposes, dividend distributions made for 2001 were classified 80% as ordinary, 3% as unrecaptured section 1250 gain, and 17% capital gain; dividend distributions made for 2000 were classified 2% as ordinary, 19% as unrecaptured section 1250 gain, and 79% as capital gain; dividend distributions made for 1999 were classified 97% as ordinary and 3% as capital gain. The determination of the tax treatment for dividend distributions is based on the Company's earnings and profits. Income reported for financial reporting purposes will differ from earnings and profits for federal income tax purposes primarily due to differences in the estimated lives used to calculate depreciation.

Derivative Instruments and Hedging Activities
----------------------------------------------
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The adoption of SFAS 133 did not have a material impact on the Company's financial statements (see Note 9).

The Company believes that its hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract and changes in the fair value of the instrument are included in other comprehensive income until the instrument matures. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with changes in value included in net income for each period.

Stock-Based Compensation
-------------------------
The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and has provided in Note 6 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

Per Share Data
---------------
Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under the Company's stock option plans, non-vested restricted stock, and the limited partnership units of Bedford Realty Partners, L.P. are included in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Cash and Cash Equivalents
--------------------------
The Company considers all demand deposits, money market accounts and temporary cash investments to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate their non-performance.

Reclassifications
------------------
Certain prior year accounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
---------------------------------
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The Company will adopt SFAS No. 142 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations). SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Company will adopt SFAS No. 144 effective January 1, 2002. The Company has determined that the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

Note 2 - Real Estate Investments
---------------------------------
 As of December 31, 2001, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                     Number of               Percent
                                     Properties     Cost    of Total
                                     --------------------------------
Industrial buildings                     58       $303,563     46%
Office buildings                         29        328,619     50%
Operating properties held for sale        3         11,157      2%
Land held for development                11         13,469      2%
                                     --------------------------------

Total                                   101       $656,808    100%
                                     --------------------------------
                                     --------------------------------

Note 2 - Real Estate Investments (continued)
---------------------------------------------
The following table sets forth the Company's real estate investments as of December 31, 2001 (in thousands):

                                                                            Less
                                                          Development   Accumulated
                                      Land     Building   In-Progress   Depreciation     Total
                                    ------------------------------------------------------------
Industrial buildings
--------------------
Northern California                 $ 43,485   $108,811     $ -            $14,814      $137,482
Arizona                               18,750     53,593       -              5,887        66,456
Southern California                   19,197     45,518       -              5,459        59,256
Greater Seattle Area                   3,409     10,800       -              1,329        12,880
                                    ------------------------------------------------------------

Total industrial buildings            84,841    218,722       -             27,489       276,074
                                    ------------------------------------------------------------

Office buildings
----------------
Northern California                    5,665     20,486       -              1,771        24,380
Arizona                               10,622     25,601       -              2,151        34,072
Southern California                    9,361     22,035       -              2,369        29,027
Colorado                              13,935     90,312       -              5,030        99,217
Greater Seattle Area                  16,811    100,837       -              8,408       109,240
Nevada                                 2,102     10,852       -              1,203        11,751
                                    ------------------------------------------------------------

Total office buildings                58,496    270,123       -             20,932       307,687
                                    ------------------------------------------------------------

Operating properties held for sale
----------------------------------
Northern California                    1,831      9,326       -                733        10,424
                                    ------------------------------------------------------------

Total operating properties held
   for sale                            1,831      9,326       -                733        10,424
                                    ------------------------------------------------------------

Land held for development
-------------------------
Northern California                    5,717       -          -               -            5,717
Arizona                                  645       -          -               -              645
Southern California                    3,168       -          -               -            3,168
Colorado                               3,939       -          -               -            3,939
                                    ------------------------------------------------------------

Total land held for development       13,469       -          -               -           13,469
                                    ------------------------------------------------------------

Total as of December 31, 2001       $158,637   $498,171     $ -            $49,154      $607,654
                                    ------------------------------------------------------------
                                    ------------------------------------------------------------

Total as of December 31, 2000       $160,997   $476,999     $9,392         $35,944      $611,444
                                    ------------------------------------------------------------
                                    ------------------------------------------------------------














Company personnel directly manage all but one of the Company's properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. The Company has retained an outside manager to assist in some of the management functions for the U.S. Bank Centre in Reno, Nevada. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Income from property operations for operating properties held for sale as of December 31, 2001 was $1,110,000, $855,000, and $915,000 for the
year ended December 31, 2001, 2000, and 1999, respectively.

During 2001, 2000, and 1999, the Company capitalized interest costs relating to properties under development totaling $1,303,000, $1,964,000, and $2,148,000, respectively.

Note 3 - Consolidated Partnership
---------------------------------

In December 1996, the Company formed Bedford Realty Partners, L.P. (the "Operating Partnership"), with the Company as the sole general partner, for the purpose of acquiring real estate. In exchange for contributing a property into the Operating Partnership, the owners of the property received limited partnership units ("OP Units"). A limited partner can seek redemption of the OP Units at any time. The Company, at its option, may redeem the OP Units by either (i) issuing common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to a limited partner based on the average trading price of its common stock. Each OP Unit is allocated partnership income and cash flow at a rate equal to the dividend being paid by the Company on a share of common stock. Additional partnership income and cash flow is allocated approximately 99% to the Company and 1% to the limited partners.

This acquisition strategy is referred to as a "Down REIT" transaction; as long as certain tax attributes are maintained, the income tax consequences to a limited partner are generally deferred until such time as the limited partner redeems their OP Units.

On December 17, 1996, the Company acquired a $3.6 million industrial property located in Modesto, California utilizing the Operating Partnership. The sellers of the property received 108,497 OP Units.
A director of the Company was a 9% owner of the property, but did not participate in the approval of the acquisition. In December 1999, the Modesto, California property was exchanged for a property located in Phoenix, Arizona. As of December 31, 2001, the Company has redeemed 36,437 OP Units for cash.

Effective January 15, 2002, the Company exercised its option to redeem the remaining outstanding 72,060 OP Units of the limited partners of Bedford Realty Partners, L.P. The OP Units were redeemed by either
(i) issuing Company common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to the limited partner based on the closing trading price of its common stock, whichever the limited partner preferred. Effective January 15, 2002, the operating property, Diablo Business Center, a nine building service center flex complex which was held in the Bedford Realty Partners' partnership, is wholly-owned by the Company.

Note 4 - Leases
----------------

Minimum future lease payments to be received as of December 31, 2001 are as follows (in thousands):

                           2002        $ 79,800
                           2003          73,784
                           2004          56,049
                           2005          35,048
                           2006          20,116
                     Thereafter          38,561
                                        -------
                                       $303,358
                                        -------
                                        -------

The total minimum future lease payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.


Note 5 - Related Party Transactions
------------------------------------

The Company's activities relating to the acquisition of new properties, sales of Company owned real estate, development of real property, and financing arrangements are currently performed by Bedford Acquisitions, Inc., (BAI), a corporation wholly owned by Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. The Company uses the services of BAI for its acquisition, disposition, financing and development activities because the Company incurs expenses related only to those transactions which are successfully completed rather than incurring expenses related to unsuccessful efforts and associated overhead costs.

This arrangement provides that BAI earns a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans (less third-party commissions), and 7% of the development costs. The total amount of such fees payable to BAI by the Company is limited to the lesser of: (i) the aggregate amount of such fees earned, or
(ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development. The current agreement with BAI has a one-year term expiring December 31, 2002, which is automatically extended for an additional term of one year unless either party gives notice of its interest to terminate the agreement by October 31, 2002.

For the years ended December 31, 2001, 2000, and 1999, the Company paid BAI an aggregate amount of approximately $2,816,000, $2,431,000 and $2,783,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to the foregoing arrangements. As of December 31, 2001 and 2000, the Company had an accrued liability of $1,945,000 and $866,000, respectively, for fees earned by BAI in excess of amounts paid to BAI by the Company under the agreement.

At December 31, 2001 and 2000, the Company did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Note 6 - Stock Compensation Plans
----------------------------------

Initially 900,000 shares of the Company's Common Stock were reserved for issuance under the Employee Stock Option Plan (the "Employee Plan"). In May 1998, the shareholders approved an additional 2,100,000 shares. The Employee Plan expires in 2003. The Employee Plan provides for non-qualified stock options, incentive stock options, and grants of restricted stock.

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

In September 1995, the Company established a Management Stock Acquisition program which was subsequently modified by the Board in 1999. Under the program, certain options may be exercised by option holders with a recourse note payable to the Company. Such note bears interest at 7.5% or the Applicable Federal Rate as defined by the Internal Revenue Service, whichever is higher. The note is due on the first of nine years and nine months after the date of the grant or within ninety days from termination of employment, with interest payable quarterly. From the beginning of the program through December 31, 2001, options for 205,750 shares of Common Stock were exercised in exchange for notes payable to the Company. The unpaid balance of the notes was $1,230,000 and $2,150,000 at December 31, 2001 and 2000,
respectively, and is included in the accompanying consolidated balance sheets as a reduction of additional paid-in capital.

In addition, the Company may grant restricted stock to employees pursuant to the Employee Plan. These shares generally vest over five years and are subject to forfeiture under certain conditions. From 1997 through December 31, 2001, the Company has granted 510,382 shares of restricted stock net of forfeitures. Deferred compensation associated with unvested restricted stock was $4,612,000 and $4,003,000 as of December 31, 2001 and 2000, respectively, and is included in the accompanying consolidated balance sheets as a reduction of additional paid-in capital.

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

The Company records deferred compensation when it makes restricted stock awards or compensatory stock option grants to employees or directors. In the case of grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price (zero in the case of restricted stock awards) and fair market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of the Company's common stock. In the case of options granted to non-employees, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. The Company records deferred compensation as a reduction to stockholders' equity and an offsetting increase to additional paid-in capital, which are all netted for financial statement purposes as additional paid-in capital. The Company then amortizes deferred compensation into stock based compensation expense over the performance period, which typically coincides with the vesting period of the stock-based award of 5 years. Had compensation costs for the stock options granted to employees been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                    2001      2000      1999
                                  -----------------------------
Net income:
     As reported                  $36,723   $68,087   $39,855
     Pro forma                     36,537    67,865    39,496

Earnings per share - basic:
     As reported                  $  2.19   $  3.73   $  1.87
     Pro forma                       2.18      3.72      1.86

Earnings per share - diluted:
     As reported                  $  2.16   $  3.69   $  1.86
     Pro forma                       2.15      3.68      1.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 9.0%, 9.2%, and 9.4%; expected volatility of 17.9%, 18.2% and 18.4%; risk-free interest rates of 4.9%, 5.1% and 6.8%. The expected life for the director's options is ten years for 2001 and 2000, and five years for 1999. The expected life for the employee's options is ten years for each period.

A summary of the status of the Company's plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                               2001                     2000                  1999
                         ----------------------------------------------------------------------
                                   Weighted                 Weighted                Weighted
                                    Average                  Average                 Average
                                   Exercise                 Exercise                Exercise
                           Shares    Price        Shares      Price       Shares      Price
                         ----------------------------------------------------------------------

Employee Plan
--------------
Outstanding at beginning
  of year                 475,250   $18.46        736,625     $17.72     1,117,250   $18.10
Granted                   123,000    18.87        127,000      17.94          -         -
Exercised                 (69,000)   17.32       (138,375)     13.26       (63,500)   13.66
Forfeited and cancelled      -         -         (250,000)     18.89      (317,125)   19.15
                         ----------------------------------------------------------------------


Outstanding at end of
  year                    529,250   $18.67        475,250     $18.46       736,625   $17.72
                         ----------------------------------------------------------------------
                         ----------------------------------------------------------------------

Options exercisable       248,250                 141,250                  330,875
                         ----------------------------------------------------------------------
                         ----------------------------------------------------------------------

Weighted average fair
 value of options
 granted during the year            $ 1.30                    $ 1.04                    -
                         ----------------------------------------------------------------------
                         ----------------------------------------------------------------------

Directors' Plan
----------------
Outstanding at beginning
  of year                 240,000   $17.79         345,000    $16.33       310,000   $15.79
Granted                    50,000    18.87          50,000     17.94        70,000    17.72
Exercised                 (10,000)   14.22        (145,000)    14.24       (25,000)   12.97
Expired                      -         -           (10,000)    17.72       (10,000)   17.72
                         ----------------------------------------------------------------------


Outstanding at end
  of year                 280,000   $18.11         240,000    $17.79       345,000   $16.33
                         ----------------------------------------------------------------------
                         ----------------------------------------------------------------------
Options exercisable       280,000                  240,000                 345,000
                         ----------------------------------------------------------------------
                         ----------------------------------------------------------------------

Weighted average fair value
  of options granted during
  the year                          $ 1.30                    $ 1.04                 $ 1.24
                         ----------------------------------------------------------------------
                         ----------------------------------------------------------------------












The following table summarizes information about stock options outstanding on December 31, 2001:

                           Options Outstanding                            Options Exercisable
                   ----------------------------------------------   ----------------------------
                                 Weighted Avg.
   Range of           Number       Remaining       Weighted Avg.        Number    Weighted Avg.
Exercise Price     Outstanding  Contractual Life   Exercise Price    Exercisable  Exercise Price
--------------     ----------- -----------------   --------------    ----------- ---------------

Employee Plan
--------------
$17.63 to 17.94      226,250          7.0              $17.79          137,000        $17.69
 18.87 to 19.56      273,000          7.8               19.25           81,250         19.56
 20.06                30,000          5.9               20.06           30,000         20.06
                     --------        -----             -------         --------       -------
$17.63 to 20.06      529,250          7.3              $18.67          248,250        $18.59
                     --------        -----             -------         --------       -------
                     --------        -----             -------         --------       -------


Directors' Plan
----------------
$14.22                30,000          4.8              $14.22           30,000        $14.22
 17.72                50,000          7.8               17.72           50,000         17.72
 17.94                50,000          8.8               17.94           50,000         17.94
 18.82                50,000          5.8               18.82           50,000         18.82
 18.87                50,000          9.8               18.87           50,000         18.87
 19.56                50,000          6.8               19.56           50,000         19.56
                     --------        -----             -------         --------       -------
$14.22 to 19.56      280,000          7.5              $18.11          280,000        $18.11
                     --------        -----             -------         --------       -------
                     --------        -----             -------         --------       -------




Note 7 - Bank Loan Payable
---------------------------

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature which allows the Company at its option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's published "reference rate" or LIBOR plus a margin ranging from 1.30% to 1.55% depending on the Company's leverage level. As of December 31, 2001, the facility had an outstanding balance of $80,925,000, with an interest rate of LIBOR plus 1.55%. It is secured by 31 properties and interests in such properties, which collectively accounted for approximately 33% of the Company's annualized base rent and approximately 34% of the Company's total real estate assets as of December 31, 2001.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility during the year ended December 31, 2001.

The daily weighted average amount owed to the bank was $92,183,000 and $116,683,000 for the twelve months ended December 31, 2001 and 2000, respectively. The weighted average annual interest rates in each of these periods was 6.13% and 7.75%, respectively. The effective interest rate at December 31, 2001 was 4.99%.

Note 8 - Mortgage Loans Payable
--------------------------------

In August 2001, the Company obtained $18 million of mortgage financing from Washington Mutual Bank. The loan has a 10-year term and bears interest at a floating rate of a trailing one-year treasury rate plus 2.60% (an effective rate of 7.92% as of December 31, 2001). The trailing one-year treasury rate, which is calculated by averaging the previous 12 months' rates, is adjusted every six months with a minimum and maximum 1% change over the previous six month rate. Proceeds from the loan were used to pay down a portion of the outstanding balance of the $150 million line of credit.

In November 2001, the Company obtained $21,819,000 of new first mortgage financing from Union Bank of California. The financing, a renewal of an existing mortgage with the same lender, consists of a three-year loan, bearing interest at a floating rate of LIBOR plus 1.60% (an effective rate of 4.02% as of December 31, 2001). The old loan, which had an outstanding balance of approximately $14 million and a maturity date of January 2, 2002, carried a fixed interest of 7.50%. The $21,819,000 mortgage is collaterized by the same property pool as the expiring loan, namely nine properties located in California. Proceeds of the new mortgage loan were used to pay off the expiring mortgage and to pay down a portion of the outstanding balance of the Company's credit facility.

Mortgage loans payable at December 31, 2001 and 2000 consist of the following (dollars in thousands):

      Maturity Date        Interest Rate as of 12-31-01        2001         2000
      --------------       -----------------------------      ------       ------

      January 1, 2002      N/A                              $   -        $ 14,321
      March 15, 2003       7.02%                              18,550       18,916
      November 19, 2004    current rate of 4.02%(1)           21,774         -
      January 1, 2005      current rate of 6.00%(2)            4,481        4,553
      June 1, 2005         7.17%                              26,275       26,727
      August 1, 2005       current rate of 5.55%(3)            3,547        7,444
      August 1, 2005       current rate of 5.55%(3)           22,878       23,316
      July 31, 2006        8.90%                               8,143        8,336
      July 31, 2006        6.91%                              19,526       19,920
      December 1, 2006     7.95%                              21,541       21,858
      June 1, 2007         7.17%                              35,736       36,353
      June 1, 2009         7.17%                              41,740       42,461
      August 1, 2011       current rate of 7.918%(4)          17,875         -
                                                            --------     --------
      Total                                                 $242,066     $224,205
                                                            --------     --------
                                                            --------     --------

(1)     Floating rate based on LIBOR plus 1.60%.
(2) Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).
(3)     Floating rate based on fixed rate on interest swap agreements.
        See Note 9.
(4) Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collaterized by 49 properties and interests in such properties, which collectively accounted for approximately 62% of the Company's annualized base rents and approximately 56% of the Company's total real estate assets as of December 31, 2001. The Company was in compliance with the covenants and requirements of its various mortgages during the year ended December 31, 2001.

The following table presents scheduled principal payments on mortgage loans as of December 31, 2001 (in thousands):

   Twelve month period ending December 31, 2002         $   5,048
   Twelve month period ending December 31, 2003            23,118
   Twelve month period ending December 31, 2004            25,383
   Twelve month period ending December 31, 2005            56,552
   Twelve month period ending December 31, 2006            47,270
   Total thereafter                                        84,695
                                                          -------
                                                        $ 242,066
                                                          -------
                                                          -------

Note 9 - Derivative Instruments and Hedging Activities
--------------------------------------------------------

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

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $26,425,000 by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the principal value and fair value of the Company's interest swap contracts. The principal value at December 31, 2001 provides an indication of the extent of the Company's involvement in these contracts but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

                                                                      Approximate
     Principal    Fixed        Contract        Cumulative            Liability at
      Amount       Rate        Maturity      Cash Paid, Net       December 31, 2001 (1)
     ---------    -----        --------      --------------       ---------------------

      $22,878     5.55%      July 1, 2002         $128                    $268
        3,547     5.55%      July 1, 2002           29                      42
       ------                                      ---                     ---
      $26,425                                     $157                    $310
       ------                                      ---                     ---
       ------                                      ---                     ---



(1) Represents the approximate amount which the Company would have paid as of December 31, 2001 if the swap contracts were terminated.

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

At December 31, 2001, $310,000 is included in other liabilities and accumulated other comprehensive loss, a stockholders' equity account, reflecting the estimated market value of the swap contract obligations at that date.

Note 10 - Repurchases of Common Stock
--------------------------------------

In July 1998, the Company's board of directors approved a share repurchase program of 3 million shares which was increased first to
4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. Since November 1998, the Company has repurchased and retired 7.1 million shares at an average price of $17.90 per share. This represents 31% of the shares outstanding at November 30, 1998 when the Company began implementing its share repurchase program.

Note 11 - Segment Disclosure
-----------------------------

The Company has five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Southwest (Arizona and greater Austin, Texas), Southern California, Northwest (greater Portland, Oregon and greater Seattle, Washington) and Colorado. During the year ended December 31, 2000, the Midwest portfolio (greater Kansas City, Kansas/Missouri, and greater Dallas, Texas) and the properties located in Austin, Texas were sold; therefore, the Midwest segment and the properties located in Austin are not reported for the year ended December 31, 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based upon income from real estate from the combined properties in each segment.

                                   For the year ended December 31, 2001 (dollars in thousands)
                         -------------------------------------------------------------------------------

                          Northern               Southern                        Corporate
                         California Southwest   California  Northwest  Colorado   & Other   Consolidated
                         ---------- ---------   ----------  --------- --------- ---------- -------------
Rental income             $ 35,416  $ 16,759     $ 14,231   $ 18,658   $ 14,885  $   -       $ 99,949
Operating expenses and
  real estate taxes          7,433     4,648        2,726      5,339      5,185      -         25,331
Depreciation and
  amortization               5,105     2,990        1,953      3,787      2,348      -         16,183
                         -------------------------------------------------------------------------------

Income from property
  operations              $ 22,878  $  9,121     $  9,552   $  9,532   $  7,352  $   -       $ 58,435

Percent of income from
  property operations          39%       16%          16%        16%        13%        0%        100%

General and administra-
  tive expenses               -         -            -          -          -       (4,063)     (4,063)
Interest income(1)              26         4         -            13       -          159         202
Interest expense              -         -            -          -          -      (23,121)    (23,121)
Other expense                 -         -            -          -          -         (526)       (526)
                         -------------------------------------------------------------------------------

Income (loss) before
  gain on sales and
  minority interest         22,904     9,125        9,552      9,545      7,352   (27,551)     30,927

Gain on sales of real
  estate investments          -        2,169         -          -         3,769      -          5,938
Minority interest             -         -            -          -          -         (142)       (142)
                         -------------------------------------------------------------------------------

Net income (loss)         $ 22,904  $ 11,294     $  9,552   $  9,545   $ 11,121  $(27,693)   $ 36,723
                         -------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------

Real estate
  investments             $208,274  $109,210     $ 99,281   $131,857   $108,186  $   -       $656,808
                         -------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------

Additions (dispositions)
  of real estate
  investments             $  7,533  $ (7,795)    $  3,080   $  1,008   $  5,594  $   -       $  9,420
                         -------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------

Total assets              $218,660  $105,137     $110,160   $116,369   $ 79,170  $  6,398    $635,894
                         -------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------

(1)    The interest income in Northern California,
       Southwest, and Northwest segments represents interest earned from tenant notes receivable.







                                  For the year ended December 31, 2000 (dollars in thousands)
                        --------------------------------------------------------------------------------

                         Northern             Southern                               Corporate Con-
                        California Southwest California Northwest  Midwest  Colorado  & Other  solidated
                        ---------- --------- ---------- --------- -------- --------- --------- ---------
Rental income            $ 33,438  $ 18,497   $ 13,788  $ 18,755  $  3,628  $  9,412 $   -     $ 97,518
Operating expenses and
  real estate taxes         7,368     5,264      2,656     5,769     1,238     3,439     -       25,734
Depreciation and
  amortization              4,861     2,587      1,913     3,306       (86)    1,231     -       13,812
                        --------------------------------------------------------------------------------

Income from property
  operations             $ 21,209  $ 10,646   $  9,219  $  9,680  $  2,476  $  4,742 $   -     $ 57,972

Percent of income from
  property operations         37%       18%        16%       17%        4%        8%     -  %      100%

General and administra-
  tive expenses              -         -          -         -         -         -      (4,209)   (4,209)
Interest income(1)             26         4       -            1         1      -         468       500
Interest expense             -         -          -         -         -         -     (24,826)  (24,826)
Other income                 -          615       -         -         -         -        -          615
                        --------------------------------------------------------------------------------

Income (loss) before
  gain (loss) on sales
  and minority interest    21,235    11,265      9,219     9,681     2,477     4,742  (28,567)   30,052

Gain (loss) on sales
  of real estate
  investments, net         26,174     2,756         (6)    5,431     3,816      -        -       38,171
Minority interest            -         -          -         -         -         -        (136)     (136)
                        --------------------------------------------------------------------------------

Net income (loss)        $ 47,409  $ 14,021   $  9,213  $ 15,112  $  6,293  $  4,742 $(28,703) $ 68,087
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------

Real estate investments  $200,741  $117,005   $ 96,201  $130,849  $   -     $102,592 $   -     $647,388
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------

(Dispositions) additions
  of real estate
  investments            $ (4,517) $(16,506)  $  1,743  $(19,532) $(30,293) $ 36,760 $   -     $(32,345)
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------

Total assets             $210,137  $108,337   $105,497  $115,247  $  7,253  $ 83,636 $  4,059  $634,166
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------



(1) The interest income in Northern California, Southwest, Northwest, and Midwest segments represents interest earned from tenant notes receivable.

                                   For the year ended December 31, 1999 (dollars in thousands)
                        --------------------------------------------------------------------------------

                         Northern             Southern                               Corporate Con-
                        California Southwest California Northwest  Midwest  Colorado  & Other  solidated
                        ---------- --------- ---------- --------- -------- --------- --------- ---------
Rental income           $ 32,900   $ 15,726  $ 12,382   $ 15,528  $  5,363  $  8,628 $   -     $ 90,527
Operating expenses and
  real estate taxes        7,193      4,274     2,481      3,944     1,509     2,947      276    22,624
Depreciation and
  amortization             4,624      2,087     1,768      2,509       874     1,154     -       13,016
                        --------------------------------------------------------------------------------

Income from property
  operations            $ 21,083   $  9,365  $  8,133   $  9,075  $  2,980  $  4,527 $   (276) $ 54,887

Percent of income from
  property operations        38%        17%       15%        17%        6%        8%      (1)%     100%

General and administra-
  tive expenses             -          -         -          -         -         -      (3,561)   (3,561)
Interest income(1)            24          3      -             4      -         -         151       182
Interest expense            -          -         -          -         -         -     (18,970)  (18,970)
                        --------------------------------------------------------------------------------

Income (loss) before
  gain (loss) on sales
  and minority interest   21,107      9,368     8,133      9,079     2,980     4,527  (22,656)   32,538

Gain (loss) on sales of
  real estate
  investments, net         7,756       -           45       -          (58)     -        -        7,743
Minority interest           -          -         -          -         -         -        (128)     (128)
                        --------------------------------------------------------------------------------

Income (loss) before
  extraordinary item      28,863      9,368     8,178      9,079     2,922     4,527  (22,784)   40,153

Loss on early
  extinguishment
  of debt                   (298)      -         -          -         -         -        -         (298)
                        --------------------------------------------------------------------------------


Net income (loss)       $ 28,565   $  9,368  $  8,178   $  9,079  $  2,922  $  4,527 $(22,784) $ 39,855
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------

Real estate investments $205,258   $133,511  $ 94,458   $150,381  $ 30,293  $ 65,832 $   -     $679,733
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------

(Dispositions) additions
  of real estate
  investments           $ (4,331)  $ 24,079  $ 17,060   $ 37,131  $ (1,918) $  7,731 $   -     $ 79,752
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------

Total assets            $212,612   $123,411  $101,542   $134,843  $ 29,662  $ 64,329 $  5,011  $671,410
                        --------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------


(1) The interest income in Northern California, Southwest, and Northwest segments represents interest earned from tenant notes receivable.

Note 12 - Fair Value of Financial Instruments
----------------------------------------------

The carrying values of cash and cash equivalents, trade accounts payable and receivables approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $171,934,000 fixed rate debt at December 31, 2001 is approximately $181,813,000 based on the terms of existing debt compared to those available in the marketplace. At December 31, 2000, the fixed rate debt of $188,892,000 had an approximate market value of $189,452,000. The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.

Note 13 - Earnings per Share
-----------------------------

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                              Year Ended December 31,
                                                              -----------------------

                                                       2001           2000         1999
                                                       ----           ----         ----
Basic:
------
    Income before extraordinary item               $    36,723   $    68,087   $    40,153
    Extraordinary item - loss on early
      extinguishment of debt                              -             -             (298)
                                                   -----------------------------------------
    Net income                                     $    36,723   $    68,087   $    39,855
                                                   -----------------------------------------
                                                   -----------------------------------------

    Weighted average number of shares - basic       16,747,498    18,236,512    21,267,088
                                                   -----------------------------------------
                                                   -----------------------------------------

    Earnings per share:
      Income before extraordinary item             $      2.19   $      3.73   $      1.88
      Extraordinary item - loss on early
        extinguishment of debt                            -             -            (0.01)
                                                   -----------------------------------------

      Earnings per share                           $      2.19   $      3.73   $      1.87
                                                   -----------------------------------------
                                                   -----------------------------------------
Diluted:
    Income before extraordinary item               $    36,723   $    68,087   $    40,153
    Add: Minority interest                                 142           136           128
    Extraordinary item - loss on early
      extinguishment of debt                              -             -             (298)
                                                   -----------------------------------------

    Net income for diluted earnings per share      $    36,865   $    68,223   $    39,983
                                                   -----------------------------------------
                                                   -----------------------------------------

    Weighted average number of shares               16,747,498    18,236,512    21,267,088
    Weighted average shares
      of dilutive stock options using average
      period stock price under the treasury
      stock method                                      75,229        52,958        62,196
    Weighted average shares issuable upon the
      conversion of operating partnership units         77,423        77,992        82,402
    Weighted average shares of non-vested
      restricted stock using average period stock
      price under the treasury stock method            145,343       134,443        65,327
                                                   -----------------------------------------
    Weighted average number of shares -
      diluted                                       17,045,493    18,501,905    21,477,013
                                                   -----------------------------------------
                                                   -----------------------------------------
    Earnings per share:
      Income before extraordinary item             $      2.16   $      3.69   $      1.87
      Extraordinary item - loss on early
        extinguishment of debt                            -             -            (0.01)
                                                   -----------------------------------------

      Earnings per share                            $      2.16  $      3.69   $       1.86
                                                   -----------------------------------------
                                                   -----------------------------------------


Since their effect would have been antidilutive, 280,000 and 817,000 of the Company's stock options have been excluded from diluted earnings per share for the years ended December 31, 2000 and 1999, respectively.

Note 14 - Quarterly Financial Data-Unaudited
---------------------------------------------

The following is a summary of quarterly results of operations for 2001 and 2000 (in thousands, except per share amounts):

2001 Quarters Ended                             3/31        6/30       9/30       12/31
------------------------------------------------------------------------------------------------

Rental income                                 $24,390    $25,033    $25,211     $25,315

Income from property operations                14,498     14,557     14,852      14,528

Income before gain on sales of real estate
  investments and minority interest             7,634      7,814      8,132       7,347

Net income                                      7,599      7,779      8,094      13,251


Earnings per share - basic                    $  0.44    $  0.46    $  0.49     $  0.82

Earnings per share - diluted                  $  0.43    $  0.45    $  0.48     $  0.80
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

2000 Quarters Ended                             3/31        6/30       9/30       12/31
------------------------------------------------------------------------------------------------

Rental income                                 $24,392    $24,957    $24,662     $23,507

Income from property operations                14,941     14,708     14,942      13,380

Income before gain on sales of real estate
  investments and minority interest             8,030      7,550      7,689       6,781

Net income                                     23,231      7,511     27,854       9,490


Earnings per share - basic                    $  1.20    $  0.41    $  1.54     $  0.55

Earnings per share - diluted                  $  1.19    $  0.41    $  1.52     $  0.54
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


Note 15 - Commitments and Contingencies
----------------------------------------

As of December 31, 2001, the Company has contractual construction commitments relating to its properties under development of approximately $17 million of which $15 million has been paid. The Company had outstanding undrawn letters of credit against its Credit Facility of approximately $2.1 million at December 31, 2001.

From time to time, the Company is subject to legal claims in the ordinary course of business. The 2001 consolidated financial statements include an accrual of $400,000 for one such matter. The Company is not aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition, operating results or cash flows.


                   BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   December 31, 2001
                              (in thousands of dollars)

                                Initial Cost to    Cost
                                   Company       Capital-
                                        Build-   ized Subse-                            Accum-                  Depre-
                                        ings &   quent to        Gross Amount           ulated   Date    Date   ciable
                                       Improve-    Acqui-    Carried at Close of Period Depre-   Con-     Ac-    Life
Description                    Land      ment      sition     Land   Building   Total   ciation structed quired (Years)
-----------------------------------------------------------------------------------------------------------------------
Industrial buildings:
----------------------
Northern California
Building #3 at Contra Costa
 Diablo Industrial Park,
 Concord*                     $    495 $  1,159  $     61   $    495 $  1,220 $  1,715 $    310   1983   12/90    45
Building #8 at Contra Costa
 Diablo Industrial Park,
 Concord*                          877    1,548       205        877    1,753    2,630      524   1981   12/90    45
Building #18 at Mason
 Industrial Park,
 Concord*                          610    1,265       141        610    1,406    2,016      352   1984   12/90    45
Milpitas Town Center,
 Milpitas*                       1,400    4,421       149      1,400    4,570    5,970      763   1983    8/94    45
598 Gibraltar Drive,
 Milpitas*                         535    2,522      -           535    2,522    3,057    1,088   1996    5/96    45
Auburn Court, Fremont*           1,391    2,473       395      1,415    2,844    4,259      451   1983   12/95    45
47650 Westinghouse Drive,
 Fremont*                          267      893        60        271      949    1,220      127   1982   12/95    45
410 Allerton, South
 San Francisco*                  1,333      889        39      1,356      905    2,261      122   1970   12/95    45
400 Grandview, South
 San Francisco*                  3,246    3,517     1,681      3,300    5,144    8,444      576   1976   12/95    45
342 Allerton, South
 San Francisco*                  2,516    1,542       447      2,557    1,948    4,505      282   1969   12/95    45
301 East Grand, South
 San Francisco*                  2,036      959       200      2,070    1,125    3,195      163   1974   12/95    45
Fourier Avenue, Fremont*         2,120    7,018      -         2,120    7,018    9,138      871   1982    5/96    45
Lundy Avenue, San Jose*          2,055    2,184       268      2,055    2,452    4,507      306   1982    7/96    45


115 Mason Circle, Concord*         697      854        93        697      947    1,644      141   1971    9/96    45
47600 Westinghouse Drive,
 Fremont*                          356    1,067        43        356    1,110    1,466      131   1982    9/96    45
860-870 Napa Valley Corporate
 Way, Napa*                        933    3,515       729        933    4,244    5,177      593   1984    9/96    45
47633 Westinghouse Drive,
  Fremont*                       1,051    3,239       251      1,051    3,490    4,541      401   1983   10/96    45
47513 Westinghouse Drive,
 Fremont*                        1,624     -        4,089      1,625    4,088    5,713      947   1998   10/96    45
Bordeaux Centre, Napa*           1,151     -        6,708      1,151    6,708    7,859    1,300   1998   12/96    45
O'Toole Business Park,
 San Jose*                       3,933    5,748       606      3,934    6,353   10,287      765   1984   12/96    45
6500 Kaiser Drive, Fremont*      1,556    6,411        28      1,556    6,439    7,995      715   1990    1/97    45
Bedford Fremont Business
 Center, Fremont*                3,598    9,004       255      3,598    9,259   12,857    1,067   1990    3/97    45
Spinnaker Court, Fremont*        2,548    5,989       387      2,549    6,375    8,924      664   1986    5/97    45
2277 Pine View Way, Petaluma*    1,861    7,074         4      1,862    7,077    8,939      721   1989    6/97    45
Mondavi Building, Napa*          1,315    5,214      -         1,315    5,214    6,529      492   1985    9/97    45
Parkpoint Business Center,
 Santa Rosa*                     1,975    4,474       572      1,976    5,045    7,021      469   1981    2/98    45
2180 S. McDowell Blvd.,
 Petaluma*                         773    3,006       141        774    3,146    3,920      267   1990    7/98    45
2190 S. McDowell Blvd.,
 Petaluma*                         587    2,283      -           587    2,283    2,870      178   1996    7/98    45
Carneros Commons Phase II,
 Napa                              461     -        3,175        461    3,175    3,636       31   2001   12/96    45

Arizona
Westech Business Center,
 Phoenix*                        3,531    4,422       714      3,531    5,136    8,667      906   1985    4/96    45
Westech II, Phoenix*             1,033     -        3,954      1,033    3,954    4,987    1,087   1998    7/96    45
2601 W. Broadway, Tempe*         1,127    2,348       102      1,127    2,450    3,577      239   1977    7/97    45
Building #2 at Phoenix
 Airport Center, Phoenix*          723    3,278        30        723    3,308    4,031      323   1990    7/97    45
Building #3 at Phoenix
 Airport Center, Phoenix*          682    3,163        25        682    3,188    3,870      311   1990    7/97    45
Building #4 at Phoenix
 Airport Center, Phoenix*          517    1,732        18        517    1,750    2,267      170   1990    7/97    45
Building #5 at Phoenix
 Airport Center, Phoenix*        1,507    3,860        33      1,507    3,893    5,400      379   1990    7/97    45
Butterfield Business Center,
 Tucson*                           909    4,230       128        909    4,358    5,267      404   1986   11/97    45



Butterfield Tech Center II,
 Tucson*                           102     -        1,811        102    1,811    1,913      337   1999   11/97    45
Greystone Business Park,
 Tempe*                          1,232     -        4,578      1,232    4,578    5,810      523   1999   12/97    45
Cimarron Business Park,
 Scottsdale*                     1,776    4,471       272      1,778    4,741    6,519      427  1979-85  3/98    45
Rio Salado Corporate Center,
 Tempe                           1,723    2,882     1,709      1,723    4,591    6,314      147  1982-84  7/98    45
Phoenix Tech Center, Phoenix*    1,322      945       883      1,323    1,827    3,150      244   1985    8/98    45
The Adams Brothers Building,
 Phoenix*                        1,572    1,613        49      1,572    1,662    3,234       95  1988-95  6/99    45
Bedford Realty Partners, L.P.,
 Phoenix*                          992    6,241       106        992    6,347    7,339      294   1986   12/99    45

Southern California
Dupont Industrial Center,
 Ontario*                        3,588    6,162       275      3,588    6,437   10,025    1,202   1989    5/94    45
3002 Dow Business Center,
 Tustin*                         4,209    7,291     1,375      4,305    8,570   12,875    1,589 1987-89  12/95    45
Carroll Tech I, San Diego*         511    1,372       187        511    1,559    2,070      234   1984   10/96    45
Vista I, Vista                     646    2,135        64        646    2,199    2,845      250   1990   10/96    45
Vista II, Vista                    566    1,832      -           566    1,832    2,398      210   1990   10/96    45
Signal Systems Building,
 San Diego*                      2,228    7,264      -         2,228    7,264    9,492      807   1990   12/96    45
Carroll Tech II, San Diego*      1,022    2,129      -         1,022    2,129    3,151      248   1984   10/96    45
2230 Oak Ridge Way, Vista*         684    2,191      -           684    2,191    2,875      216   1997   10/97    45
6960 Flanders Drive,
 San Diego*                        864    2,591        (2)       865    2,588    3,453      202   1989    6/98    45
Canyon Vista Center,
 San Diego*                      1,664    4,645       227      1,664    4,872    6,536      306   1986    4/99    45
6325 Lusk Blvd., San Diego*      2,229    3,484         9      2,229    3,493    5,722      194   1991    7/99    45
Jurupa Business Center
  Phase I, Ontario                 889     -        2,384        889    2,384    3,273     -      2001   12/00    45

Greater Seattle Area
Highlands Campus Building B,
 Bothell*                        1,762     -        5,858      1,762    5,858    7,620      912   1999    6/98    45
Highlands Campus Building C,
 Bothell*                        1,646     -        4,943      1,646    4,943    6,589      417   2000    6/98    45

Office buildings:
------------------
Northern California


Village Green, Lafayette*          547    1,245       646        743    1,695    2,438      317   1983    7/94    45
Carneros Commons Phase I,
 Napa                              500     -        3,006        500    3,006    3,506       52   2000   12/96    45
Canyon Park, San Ramon*          1,933    3,098     3,670      1,933    6,768    8,701      567  1971-72 12/97    45
Crow Canyon Centre,
 San Ramon*                        778     -        5,257        778    5,257    6,035      543   1999   12/97    45
3380 Cypress Drive, Petaluma-    1,709    3,760         1      1,710    3,760    5,470      292   1989    7/98    45

Arizona
Executive Center at Southbank,
 Phoenix*                        4,943    7,134       186      4,943    7,320   12,263      795   1989    3/97    45
Building #1 at Phoenix Airport
 Center, Phoenix*                  944    1,541       132        944    1,673    2,617      157   1990    7/97    45
Phoenix Airport Center
 Parking, Phoenix*               1,369       81      -         1,369       81    1,450        8   1990    7/97    45
Cabrillo Executive Center,
 Phoenix*                          480    5,614       515        481    6,128    6,609      547   1983    2/98    45
Mountain Pointe Office Park,
 Phoenix*                          837     -        4,945        837    4,945    5,782      332   1999    2/98    45
1355 S. Clearview Avenue,
 Mesa*                           2,049    5,450         3      2,049    5,453    7,502      313   1998    6/99    45

Southern California
Laguna Hills Square, Laguna*     2,436    3,655     1,138      2,436    4,793    7,229      748   1983    3/96    45
Building #3 at Carroll Tech
 Center, San Diego*                716    1,400        59        716    1,459    2,175      172   1984   10/96    45
Scripps Wateridge, San Diego*    4,160   12,472        11      4,160   12,483   16,643    1,248   1990    6/97    45
Building #4 at Carroll Tech
 Center, San Diego*              2,050    3,224        76      2,050    3,300    5,350      201   1986    3/99    45

Colorado
Oracle Building, Denver*         1,860   13,249       106      1,860   13,355   15,215    1,248   1996   10/97    45
Texaco Building, Denver*         3,699   31,631     1,647      3,700   33,277   36,977    2,577   1981    5/98    45
WaterPark @ Briarwood
 Building 1, Englewood             286     -        2,700        286    2,700    2,986      229   2000    4/99    45
Belleview Corporate Plaza
 II Office, Denver               2,560     -        9,139       2560    9,139   11,699       36   2001   10/98    45
WaterPark @ Briarwood
 Building 2, Englewood             716     -        5,811        716    5,811    6,527      314   2000    4/99    45
WaterPark @ Briarwood
 Building 3, Englewood             716     -        5,265        716    5,265    5,981        6   2001    4/99    45
WaterPark @ Briarwood
 Building 4, Englewood             285     -        3,093        285    3,093    3,378      186   2001    4/99    45
Bedford Center at Rampart,
 Englewood*                      3,811   18,031      (359)     3,811   17,672   21,483      434   1998   11/00    45

Greater Seattle Area
Orillia Office Park,
 Renton*                        10,021   22,975      -        10,021   22,975   32,996    2,298   1986    7/97    45
Adobe Systems Bldg. 1,
 Seattle*                         -      22,403     3,923       -      26,326   26,326    2,047   1998    3/98    45
Adobe Systems Bldg. 2,
 Seattle*                         -      18,931     3,353       -      22,284   22,284    1,761   1998    3/98    45
Highlands Campus,
 Building A, Bothell*            2,066     -        7,783      2,066    7,783    9,849    1,182   1999    6/98    45
The Federal Way Building,
 Federal Way*                    2,208    7,009        29      2,208    7,038    9,246      401   1999    6/99    45
Federal Way II,
 Federal Way*                    2,500   14,307       140      2,515   14,432   16,947      718   1999    9/99    45

Nevada
U.S. Bank Centre, Reno*          2,102   10,264       588      2,102   10,852   12,954    1,202   1989    5/97    45

Operating properties held
--------------------------
for sale:
----------
Building #1 at Monterey
 Commerce Center, Monterey-*        616    5,302       242        616    5,544    6,160      454   1990   12/97    45
Building #2 at Monterey
 Commerce Center, Monterey*        611    1,833         1        611    1,834    2,445      132   1990   12/97    45
Building #3 at Monterey
 Commerce Center, Monterey*        604    1,812       136        604    1,948    2,552      147   1990   12/97    45

Land held for development:
--------------------------
Scripps Land, San Diego, CA        622     -           88        710     -         710     -       N/A    6/97    45
Mondavi Land, Napa Lot 12G,
 Northern CA                     1,150     -           22      1,172     -       1,172     -       N/A    3/98    45
West Tempe Lots 30 and 31,
 Tempe, AZ                         551     -           94        645     -         645     -       N/A    7/98    45
210 Lafayette Circle,
 Northern CA                       511     -            8        519     -         519     -       N/A   11/98    45
Belleview Corporate Plaza
 III, IV, Denver, CO             2,094     -           17      2,111     -       2,111     -       N/A   10/99    45
Belleview Corporate Plaza,
 V, Denver, CO                   1,561     -          267      1,828     -       1,828     -       N/A   10/98    45
Napa Lots 9B & 8D, Napa, CA      2,161     -           32      2,193     -       2,193     -       N/A   11/00    45



Jurupa Business Center
 Phase II, Ontario, CA             889     -           72        961     -         961     -       N/A   12/00    45
Jurupa Business Center
 Phase III, Ontario, CA            558     -            5        563     -         563     -       N/A   12/00    45
Jurupa Business Center
 Phase IV, Ontario, CA             928     -            6        934     -         934     -       N/A   12/00    45
Napa Lot 10C, Napa, CA           1,833     -         -         1,833     -       1,833     -       N/A   10/01    45
                              -----------------------------------------------------------------
                              $157,526  $384,970 $114,312   $158,637 $498,171 $656,808  $49,154
                              -----------------------------------------------------------------
                              -----------------------------------------------------------------
                                                                                   (A)      (A)

* Property is encumbered, see footnotes 7 and 8 to the consolidated financial statements.

See accompanying independent auditors' report.


















                      NOTES TO SCHEDULE III
                    (in thousands of dollars)

(A) An analysis of the activity in real estate investments for the years ended December 31, 2001, 2000, and 1999 is presented below in accordance with accounting principles generally accepted in the United States of America:

                                                      Investment               Accumulated Depreciation
                                              ----------------------------     ------------------------
                                                 2001     2000       1999       2001     2000     1999
                                                 ----     ----       ----       ----     ----     ----
BALANCE AT BEGINNING OF YEAR                  $647,388  $679,733   $599,981   $35,944  $28,695  $18,523
Add (deduct):

  Acquisition of Carroll Tech IV                  -         -         5,330      -        -        -
  Acquisition of Canyon Vista Center              -         -         6,389      -        -        -
  Acquisition of WaterPark at Briarwood           -         -         1,620      -        -        -
  Acquisition of 1355 S. Clearview Avenue         -         -         7,502      -        -        -
  Acquisition of The Adams Brothers Building      -         -         3,234      -        -        -
  Acquisition of The Federal Way Building         -         -         9,217      -        -        -
  Acquisition of 6325 Lusk Blvd.                  -         -         5,723      -        -        -
  Acquisition of Panorama III                     -         -         2,658      -        -        -
  Acquisition of Federal Way II                   -         -        16,807      -        -        -
  Acquisition of Belleview Corporate Plaza        -         -         6,837      -        -        -
  Sale of 417 Eccles (B)                          -         -        (1,200)     -        -         (37)
  Sale of Woodlands Tower II (C)                  -         -        (6,963)     -        -      (1,031)
  Sale of Oak Ridge Land (C)                      -         -          (378)     -        -        -
  Sale of Doherty Avenue (D)                      -         -        (3,909)     -        -        (152)
  Sale of Continental Can (E)                     -         -        (5,016)     -        -        (124)
  Acquisition of Bedford Center at Rampart        -       21,122       -         -        -        -
  Acquisition of Napa Land Lots 9B & 8D           -        2,161       -         -        -        -
  Acquisition of Jurupa Land                      -        3,266       -         -        -        -
  Sale of 350 E. Plumeria (F)                     -       (8,570)      -         -        (373)    -
  Sale of Twin Oaks Technology Center (F)         -       (6,904)      -         -        (620)    -
  Sale of Twin Oaks Business Center (F)           -       (4,617)      -         -        (380)    -
  Sale of 5502 Oberlin Drive (G)                  -       (2,188)      -         -         (28)    -
  Sale of 100 View Street (H)                     -       (4,636)      -         -        (365)    -
  Sale of Kenyon Center (I)                       -      (15,075)      -         -        (677)    -
  Sale of 99th Street #1 (I)                      -       (2,276)      -         -        (159)    -
  Sale of 99th Street #2 (I)                      -         (828)      -         -         (54)    -
  Sale of 99th Street #3 (I)                      -       (2,718)      -         -        (505)    -
  Sale of 99th Street #4 (I)                      -       (3,723)      -         -        (391)    -
  Sale of Lackman Business Center (I)             -       (2,517)      -         -        (245)    -
  Sale of Panorama (I)                            -       (4,125)      -         -        (289)    -
  Sale of Panorama III (I)                        -       (2,649)      -         -         (22)    -
  Sale of Overland Park Land (I)                  -           (1)      -         -        -        -
  Sale of 6600 College Blvd. (I)                  -       (6,619)      -         -        (382)    -
  Sale of Austin Braker 2 (I)                     -       (2,285)      -         -         (59)    -
  Sale of Austin Rutland (I)                      -       (3,280)      -         -         (94)    -
  Sale of Austin SouthPark(I)                     -       (5,815)      -         -        (160)    -
  Sale of Didde Building (J)                      -       (2,226)      -         -         (58)    -
  Sale of Great Hills Trail (J)                   -       (9,859)      -         -        (394)    -
  Sale of Ferrell Drive (J)                       -       (2,791)      -         -         (73)    -
  Sale of Ferrell Drive Land (J)                  -         (188)      -         -        -        -
  Acquisition of Napa Lot 10C                    1,833      -          -         -        -        -
  Sale of Bryant Street Quad (K)                (3,752)     -          -         (269)    -        -
  Sale of Bryant Street Annex (K)               (1,480)     -          -         (130)    -        -
  Sale of Expressway Corporate Center (K)       (4,867)     -          -         (306)    -        -
  Sale of Troika Building (L)                   (4,017)     -          -         (262)    -        -
  Capitalized costs                             21,703    34,996     31,901      -        -        -
  Depreciation                                    -         -          -       14,177   12,577   11,516
                                              ------------------------------ ---------------------------


BALANCE AT END OF YEAR                        $656,808  $647,388   $679,733   $49,154  $35,944  $28,695

                                              ------------------------------ ---------------------------
                                              ------------------------------ ---------------------------
AGGREGATE COST FOR FEDERAL
  INCOME TAX PURPOSES                         $479,505  $467,618   $509,328
                                              ------------------------------
                                              ------------------------------


(B)  The property was sold in March 1999.           (H)  The property was sold in August 2000.
(C)  The properties were sold in June 1999.         (I)  The properties were sold in September 2000.
(D)  The property was sold in August 1999.          (J)  The properties were sold in October 2000.
(E)  The property was sold in December 1999.        (K)  The properties were sold in October 2001.
(F)  The properties were sold in March 2000.        (L)  The property was sold in November 2001.
(G)  The property was sold in June 2000.







































                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          BEDFORD PROPERTY INVESTORS,
INC.

        By: /s/ Peter B. Bedford
        --------------------------
           Peter B. Bedford
           Chairman of the Board and
           Chief Executive Officer

Dated:  March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                   March 27, 2002
---------------------------------------
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer

/s/ Anthony Downs                                      March 27, 2002
---------------------------------------
Anthony Downs, Director

/s/ Anthony M. Frank                                   March 27, 2002
---------------------------------------
Anthony M. Frank, Director

/s/ Martin I. Zankel                                   March 27, 2002
---------------------------------------
Martin I. Zankel, Director

/s/ Thomas H. Nolan, Jr.                               March 27, 2002
---------------------------------------
Thomas H. Nolan, Jr., Director

/s/ Hanh Kihara                                        March 27, 2002
---------------------------------------
Hanh Kihara
Senior Vice President and
Chief Financial Officer

/s/ Krista K. Rowland                                  March 27, 2002
---------------------------------------
Krista K. Rowland, Vice President and
Controller

                            Exhibit 12

          Bedford Property Investors, Inc. and Subsidiaries
    Computation of Ratio of Earnings to Fixed Charges and Preferred
          Dividends and Limited Partner Distributions
                    (in thousands, except ratios)

                                                         Year Ended December 31,
                                                         -----------------------

                                               2001      2000     1999       1998      1997
                                               ----      ----     ----       ----      ----

Net income                                   $36,723   $68,087   $39,855   $31,496   $31,291

Fixed charges - interest and amortization
   of loan fees                               23,121    24,826    18,970    11,164     7,918

Fixed charges - interest capitalized           1,303     1,964     2,148     2,177       627
                                              ------    ------    ------    ------    ------

Net income including fixed charges            61,147    94,877    60,973    44,837    39,836

Preferred dividends and limited partner
   distributions                                 142       136       128       117     3,608
                                              ------    ------    ------    ------    ------

Net income including fixed charges,
   preferred dividends and limited
   partner distributions                     $61,289   $95,013   $61,101   $44,954   $43,444
                                              ------    ------    ------    ------    ------
                                              ------    ------    ------    ------    ------

Ratio of earnings to fixed charges,
   including preferred dividends and
   limited partner distributions                2.49      3.53      2.88      3.34      3.57
                                              ------    ------    ------    ------    ------
                                              ------    ------    ------    ------    ------
Ratio of earnings to fixed charges,
   excluding preferred dividends and
   limited partner distributions                2.51      3.54      2.89      3.36      4.66
                                              ------    ------    ------    ------    ------
                                              ------    ------    ------    ------    ------

                                                         Exhibit 23.1


            CONSENT OF KPMG LLP, INDEPENDENT AUDITORS



The Board of Directors

Bedford Property Investors, Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (No.'s 333-23687, 333-33643 and 333-33795) and
the registration statements on Form S-8 (No.'s 033-52375, 333-18215, 333-70681 and 333-74707) of Bedford Property Investors, Inc. of our report dated February 11, 2002, relating to the consolidated balance sheets of Bedford Property Investors, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and the related consolidated financial statement schedule as of December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of Bedford Property Investors, Inc.


                                KPMG LLP

San Francisco, California
March 27, 2002