Form 10-Q
period 2002-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2002-05-09
CIK 910079

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934. For the quarterly period ended March 31, 2002.

     Transition Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934. For the transition period from ________ to ________.

Commission File Number 1-12222

                        BEDFORD PROPERTY INVESTORS, INC.
             (Exact name of Registrant as specified in its charter)


           MARYLAND                                           68-0306514
           --------                                           ----------
(state or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


270 LAFAYETTE CIRCLE, LAFAYETTE, CA                              94549
-----------------------------------                              -----
(Address of principal executive offices)                       (Zip Code)


                                 (925) 283-8910
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                  Outstanding as of May 7, 2002
---------------------------------                 -----------------------------
Common Stock, $0.02 par value                             16,693,502

                        BEDFORD PROPERTY INVESTORS, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                          Page

ITEM 1.  FINANCIAL STATEMENTS

Statement                                                                 1

Balance Sheets as of March 31, 2002
and December 31, 2001 (Unaudited)                                         2

Statements of Income for the three months ended
March 31, 2002 and 2001 (Unaudited)                                       3

Statements of Stockholders' Equity and Comprehensive Income
for the three months ended March 31, 2002 (Unaudited)                     4

Statements of Cash Flows for the three months ended
March 31, 2002 and 2001 (Unaudited)                                       5

Notes to Financial Statements                                          6-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         16-22

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                     23-24

PART II.  OTHER INFORMATION

ITEMS 1 - 6                                                              24

SIGNATURES                                                               25

                        BEDFORD PROPERTY INVESTORS, INC.




PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                    STATEMENT

The financial statements included herein have been prepared by Bedford Property Investors, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of its financial condition and results of operations for the interim periods presented. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to consolidated financial statements appearing in the annual report to stockholders for the year ended December 31, 2001.

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


                                        BEDFORD PROPERTY INVESTORS, INC.
                                                 BALANCE SHEETS
                                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                                                   (UNAUDITED)
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      MARCH 31, 2002            DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------
ASSETS:
Real estate investments:
  Industrial buildings                                                    $298,329                      $303,563
  Office buildings                                                         335,467                       328,619
  Operating properties held for sale                                             -                        11,157
  Land held for development                                                 13,505                        13,469
-------------------------------------------------------------------------------------------------------------------
                                                                           647,301                       656,808
  Less accumulated depreciation                                             52,233                        49,154
-------------------------------------------------------------------------------------------------------------------
                                                                           595,068                       607,654
  Net operating properties held for sale - discontinued operations          10,705                             -
-------------------------------------------------------------------------------------------------------------------

Total real estate investments                                              605,773                       607,654

Cash and cash equivalents                                                    5,074                         5,512
Other assets                                                                22,599                        22,728
-------------------------------------------------------------------------------------------------------------------

                                                                          $633,446                      $635,894
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Bank loan payable                                                          $84,725                      $ 80,925
Mortgage loans payable                                                     240,750                       242,066
Accounts payable and accrued expenses                                        6,952                        11,653
Dividend and distributions payable                                           8,012                         7,962
Other liabilities                                                            9,536                        11,184
-------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                     349,975                       353,790
-------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated partnership                                    -                         1,135
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Common stock, par value $0.02 per share;
    authorized 50,000,000 shares; issued and
   outstanding 16,692,337 shares in 2002 and
   16,515,200 shares in 2001                                                   334                           330
 Additional paid-in capital                                                295,022                       292,731
 Accumulated dividends in
    excess of net income                                                   (11,744)                      (11,782)
Accumulated other comprehensive loss                                          (141)                         (310)
-------------------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                           283,471                       280,969
-------------------------------------------------------------------------------------------------------------------

                                                                          $633,446                      $635,894
===================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                        BEDFORD PROPERTY INVESTORS, INC.
                                              STATEMENTS OF INCOME
                               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                   (UNAUDITED)
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        2002                          2001
-------------------------------------------------------------------------------------------------------------------
Property operations:
     Rental income                                                       $24,494                         $24,040
     Rental expenses:
         Operating expenses                                                4,070                           3,752
         Real estate taxes                                                 2,153                           2,264
         Depreciation and amortization                                     4,112                           3,779
-------------------------------------------------------------------------------------------------------------------

Income from property operations                                           14,159                          14,245

General and administrative expenses                                       (1,059)                         (1,018)
Interest income                                                               36                              56
Interest expense                                                          (5,293)                         (5,791)
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations
     before minority interest                                              7,843                           7,492

Minority interest                                                              -                             (35)
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                          7,843                           7,457

Income from discontinued operations, net                                     208                             142
-------------------------------------------------------------------------------------------------------------------

Net income                                                                $8,051                          $7,599
===================================================================================================================

Earnings per share - basic:
    Income from continuing operations                                     $ 0.49                           $0.43
    Income from discontinued operations                                     0.01                            0.01
-------------------------------------------------------------------------------------------------------------------

Net income per share - basic                                               $0.50                           $0.44
===================================================================================================================

Weighted average number of shares - basic                             16,197,385                      17,404,680
===================================================================================================================

Earnings per share - diluted:
    Income from continuing operations                                      $0.47                           $0.42
    Income from discontinued operations                                     0.01                            0.01
-------------------------------------------------------------------------------------------------------------------

Net income per share - diluted                                             $0.48                           $0.43
===================================================================================================================


Weighted average number of shares - diluted                           16,589,831                      17,731,411
===================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                        BEDFORD PROPERTY INVESTORS, INC.
                           STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                   (UNAUDITED)
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        ACCUMULATED      ACCUMULATED     TOTAL
                                                        ADDITIONAL       DIVIDENDS          OTHER        STOCK-
                                             COMMON       PAID-IN       IN EXCESS OF    COMPREHENSIVE   HOLDERS'
                                              STOCK       CAPITAL        NET INCOME          LOSS        EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     $330       $292,731        $(11,782)         $(310)      $280,969

Issuance of common stock                          4          2,313               -              -          2,317

Repurchase and retirement of common stock         -           (538)              -              -           (538)

Amortization of deferred compensation             -            516               -              -            516

Dividends to common stockholders
 ($0.48 per share)                                -              -          (8,013)             -         (8,013)
-------------------------------------------------------------------------------------------------------------------

Subtotal                                        334        295,022         (19,795)          (310)       275,251
-------------------------------------------------------------------------------------------------------------------

Net income                                        -              -           8,051              -          8,051

Other comprehensive income                        -              -               -            169            169
-------------------------------------------------------------------------------------------------------------------

Comprehensive income                              -              -           8,051            169          8,220
-------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                        $334       $295,022        $(11,744)         $(141)      $283,471
===================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                        BEDFORD PROPERTY INVESTORS, INC.
                                            STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                   (UNAUDITED)
                                                 (IN THOUSANDS)
                                                                                   2002                  2001
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                    $    8,051           $   7,599
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Minority interest                                                                -                  35
        Depreciation and amortization                                                4,697               4,428
        Stock compensation amortization                                                516                 416
        Uncollectible accounts expense                                                 204                  32
        Change in other assets                                                        (774)             (1,501)
        Change in accounts payable and accrued expenses                             (3,829)             (6,709)
        Change in other liabilities                                                 (1,479)               (349)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                            7,386               3,951
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Investments in real estate                                                        (2,400)             (4,385)
-------------------------------------------------------------------------------------------------------------------

Net cash (used) by investing activities                                             (2,400)             (4,385)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from bank loan payable, net of loan costs                                 8,384               7,749
  Repayments of bank loan payable                                                   (4,626)               (973)
  Refund of loan costs                                                                   2                  52
  Repayments of mortgage loans payable                                              (1,316)               (931)
  Issuance of common stock                                                             834                 276
  Payment of dividends and distributions                                            (7,962)             (8,005)
  Repurchase and retirement of common stock                                           (538)               (543)
  Redemption of Operating Partnership Units                                           (202)                  -
-------------------------------------------------------------------------------------------------------------------

 Net cash (used) by financing activities                                            (5,424)             (2,375)
-------------------------------------------------------------------------------------------------------------------

 Net (decrease) in cash and cash equivalents                                          (438)             (2,809)
 Cash and cash equivalents at beginning of period                                    5,512               3,160
-------------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                                     $    5,074           $     351
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest, net of amounts capitalized of
   $273 in 2002 and $304 in 2001                                                $    4,869           $   5,437
===================================================================================================================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Redemption of Operating Partnership Units paid in common stock                  $   (1,483)          $       -
Investment in real estate assets                                                $      550           $       -
Minority interest in consolidated partnership                                   $      933           $       -
===================================================================================================================

                        BEDFORD PROPERTY INVESTORS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
------------------------------------------------------------------------
PRACTICES
---------

The Company
-----------
Bedford Property Investors, Inc. (the "Company") is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the western United States. The Company's common stock trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented in compliance with the instructions to Form 10-Q. All such adjustments are of a normal, recurring nature.

Real Estate Investments Held for Sale
-------------------------------------
Real estate investments that are considered held for sale are carried at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. The Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with FAS 144, real estate assets are classified as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset;
(b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company's adoption of FAS 144 resulted in: (i) the presentation of the operating properties held for sale, net of accumulated depreciation, as discontinued operations on the balance sheet and (ii) the presentation of the net operating results of properties considered held for sale during the three months ended March 31, 2002, less allocated interest expense, as income from discontinued operations for all periods presented. Interest expense was allocated based on the percentage of the cost basis of properties held for sale to the total cost basis of real estate assets as of March 31, 2002. Implementation of FAS 144 only impacted the balance sheet and income statement classification but had no effect on results of operations.

Per Share Data
--------------
Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under the Company's stock option plans, non-vested restricted stock, and the Operating Partnership ("OP") Units of Bedford Realty Partners, L.P. (prior to their redemption on January 15,
2002) are included in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Cash and Cash Equivalents
-------------------------
The Company considers all demand deposits, money market accounts and temporary cash investments to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate their non-performance.

Reclassifications
-----------------
Certain prior year accounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
--------------------------------
In June 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations. Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that FAS 143 will have a material impact on its financial position or results of operations.

NOTE 2 - REAL ESTATE INVESTMENTS
--------------------------------

As of March 31, 2002, the Company's real estate investments were diversified by property type as follows (DOLLARS IN THOUSANDS):


                                        NUMBER OF                    PERCENT
                                        PROPERTIES       COST       OF TOTAL
--------------------------------------------------------------------------------
Industrial buildings                        56         $298,329          45%
Office buildings                            30          335,467          51%
Operating properties held for sale-
    discontinued operations                  4           11,584           2%
Land held for development                   11           13,505           2%
--------------------------------------------------------------------------------


Total                                      101         $658,885         100%
================================================================================

The following table sets forth the Company's real estate investments as of March 31, 2002 (IN THOUSANDS):

                                                                                         LESS
                                                                    DEVELOPMENT       ACCUMULATED
                                           LAND      BUILDING       IN-PROGRESS       DEPRECIATION        TOTAL
                                        -------------------------------------------------------------------------
Industrial buildings
--------------------
Northern California                      $44,700     $112,794          $   -            $16,017         $141,477
Northwest                                  3,408       10,797              -              1,569           12,636
Southern California                       16,437       37,180              -              4,843           48,774
Arizona                                   18,825       54,188              -              6,376           66,637
                                        -------------------------------------------------------------------------

Total industrial buildings                83,370      214,959              -             28,805          269,524
                                        -------------------------------------------------------------------------

Office buildings
----------------
Northern California                        6,281       26,209              -              2,621           29,869
Northwest                                 16,811      100,887              -              9,071          108,627
Southern California                        9,361       22,057              -              2,507           28,911
Arizona                                   10,622       25,624              -              2,327           33,919
Colorado                                  13,935       90,716              -              5,628           99,023
Nevada                                     2,102       10,862              -              1,274           11,690
                                        -------------------------------------------------------------------------

Total office buildings                    59,112      276,355              -             23,428          312,039
                                        -------------------------------------------------------------------------

Operating properties held for sale-
-----------------------------------
    discontinued operations
    -----------------------
Southern California                        2,761        8,823              -                879           10,705
                                        -------------------------------------------------------------------------

Land held for development
-------------------------
Northern California                        5,737            -              -                  -            5,737
Northwest                                      7            -              -                  -                7
Southern California                        3,174            -              -                  -            3,174
Arizona                                      646            -              -                  -              646
Colorado                                   3,941            -              -                  -            3,941
                                        -------------------------------------------------------------------------

Total land held for development           13,505            -              -                  -           13,505
                                        -------------------------------------------------------------------------

Total as of March 31, 2002              $158,748     $500,137           $  -            $53,112         $605,773
                                        =========================================================================

Total as of December 31, 2001           $158,637     $498,171           $  -            $49,154         $607,654
                                        =========================================================================

Company personnel directly manage all but one of the Company's properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. The Company has retained an outside manager to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada. All financial record-keeping is centralized at the Company's corporate office in Lafayette, California.

Income from property operations for operating properties held for sale at March 31, 2002 was $307,000 and $253,000 for the three months ended March 31, 2002 and 2001, respectively. Income from discontinued operations includes allocated interest expense of $99,000 and $111,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 3.  DEBT
-------------

Bank Loan Payable
-----------------

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature which allows the Company at its option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on the Company's leverage level. As of March 31, 2002, the facility had an outstanding balance of $84,725,000 and was secured by 31 properties and interests in such properties, which collectively accounted for approximately 34% of the Company's annualized base rent and approximately 34% of the Company's total real estate assets.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility during the quarter ended March 31, 2002.

The daily weighted average amount owed to the bank was $84,173,000 and $83,153,000 for the three months ended March 31, 2002 and 2001, respectively. The weighted average annual interest rates in each of these periods was 4.98% and 7.59%, respectively. The effective interest rate at March 31, 2002 was 5.07%.

Mortgage Loans Payable
----------------------

Mortgage loans payable at March 31, 2002 consist of the following (IN
THOUSANDS):

                                  Interest Rate as of
         Maturity Date               March 31, 2002             Balance
         -------------            -------------------           -------

         March 15, 2003           7.02%                          $18,454
         November 19, 2004        4.02%(1)                        21,640
         January 1, 2005          6.00%(2)                         4,458
         June 1, 2005             7.17%                           26,155
         August 1, 2005           5.55%(3)                         3,522
         August 1, 2005           5.55%(3)                        22,719
         July 31, 2006            8.90%                            8,093
         July 31, 2006            6.91%                           19,423
         December 1, 2006         7.95%                           21,458
         June 1, 2007             7.17%                           35,575
         June 1, 2009             7.17%                           41,552
         August 1, 2011           6.918%(4)                       17,701
                                                               ---------
         Total                                                  $240,750
                                                               =========






(1) Floating rate based on LIBOR plus 1.60%.
(2) Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).
(3) Floating rate based on fixed rate on interest swap agreements.  See Note 4.
(4) Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collaterized by 49 properties and interests in such properties, which collectively accounted for approximately 62% of the Company's annualized base rents and approximately 56% of the Company's total real estate assets as of March 31, 2002. The Company was in compliance with the covenants and requirements of its various mortgages during the quarter ended March 31, 2002.

The following table presents scheduled principal payments on mortgage loans as of March 31, 2002 (IN THOUSANDS):

             Twelve month period ending March 31, 2003              $ 24,188
             Twelve month period ending March 31, 2004                 6,109
             Twelve month period ending March 31, 2005                30,613
             Twelve month period ending March 31, 2006                53,202
             Twelve month period ending March 31, 2007                48,263
             Total thereafter                                         78,375
                                                                    --------
                                                                    $240,750
                                                                    ========

NOTE 4.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------

In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits these risks by following established risk management policies and procedures, including the use of derivatives. For interest rate exposures, interest rate swaps are used primarily to hedge the cash flow risk of variable rate borrowing obligations.

The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments, and does not anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

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

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $26,241,000 as of March 31, 2002, by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the principal value and fair value of the Company's interest swap contracts. The principal value below provides an indication of the amount that has been hedged in these contracts but does not represent an obligation or exposure to credit risk at March 31, 2002 (DOLLARS IN THOUSANDS):

                                                                        Approximate
     Principal      Fixed         Contract         Cumulative           Liability at
       Amount       Rate          Maturity       Cash Paid, Net      March 31, 2002 (1)
       ------       -----         --------       --------------      ------------------
      $22,719       5.55%       July 1, 2002           $258                 $122
        3,522       5.55%       July 1, 2002             49                   19
---------------------------------------------------------------------------------------
      $26,241                                          $307                 $141
=======================================================================================

(1) Represents the approximate amount which the Company would have paid as of March 31, 2002 if the swap contracts were terminated.

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

At March 31, 2002, $141,000 is included in other liabilities and accumulated other comprehensive loss, a stockholders' equity account, reflecting the estimated market value of the swap contract obligations at that date.

NOTE 5.  SEGMENT DISCLOSURE
---------------------------

The Company has five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Arizona, Southern California, Northwest (greater Seattle, Washington) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from real estate from the combined properties in each segment.


                                     For the three months ended March 31, 2002 (IN THOUSANDS, EXCEPT PERCENTAGES)
                           ----------------------------------------------------------------------------------------------
                             Northern                  Southern                            Corporate
                            California     Arizona    California   Northwest    Colorado    & Other       Consolidated
                           ----------------------------------------------------------------------------------------------

Rental income                 $9,077       $3,987       $3,077      $4,794       $3,559     $      -        $24,494
Operating expenses and
  real estate taxes            1,897        1,106          630       1,329        1,261            -          6,223
Depreciation and
    amortization               1,428          718          455         940          571            -          4,112
                           ----------------------------------------------------------------------------------------------

Income from property
    operations                 5,752        2,163        1,992       2,525        1,727            -         14,159

Percent of income from
    property operations           41%          15%          14%         18%          12%           0%           100%

General and administrative
    expenses                       -            -            -           -            -       (1,059)        (1,059)
Interest income(1)                 7            -            -           4            -           25             36
Interest expense                   -            -            -           -            -       (5,293)        (5,293)
                           ----------------------------------------------------------------------------------------------

Income (loss) from
    continuing operations      5,759        2,163        1,992       2,529        1,727       (6,327)         7,843

Income from discontinued
    operations, net                -            -          208           -            -            -            208
                           ----------------------------------------------------------------------------------------------

Net income (loss)             $5,759       $2,163       $2,200      $2,529       $1,727      $(6,327)        $8,051
                           ==============================================================================================

Real estate investments     $208,685     $109,905      $99,793    $131,910     $108,592     $      -       $658,885
                           ==============================================================================================

Additions of real
    estate investments          $411         $695         $512         $53         $406     $      -         $2,077
                           ==============================================================================================

Total assets                $219,090     $105,835     $109,787    $115,444      $77,419       $5,871       $633,446
                           ==============================================================================================


(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.


                                     For the three months ended March 31, 2001 (IN THOUSANDS, EXCEPT PERCENTAGES)
                           ----------------------------------------------------------------------------------------------
                             Northern                  Southern                            Corporate
                            California     Arizona    California   Northwest    Colorado    & Other       Consolidated
                           ----------------------------------------------------------------------------------------------

Rental income                 $8,550       $4,146       $3,126      $4,694       $3,524     $      -        $24,040
Operating expenses and
     real estate taxes         1,772        1,109          598       1,317        1,220            -          6,016
Depreciation and
    amortization               1,222          739          425         901          492            -          3,779
                           ----------------------------------------------------------------------------------------------

Income from property
      operations               5,556        2,298        2,103       2,476        1,812            -         14,245

Percent of income from
    property operations           39%          16%          15%         17%          13%           0%           100%

General and administrative
    expenses                       -            -            -           -            -       (1,018)        (1,018)
Interest income (1)                6            -            -           2            -           48             56
Interest expense                   -            -            -           -            -       (5,791)        (5,791)
                           ----------------------------------------------------------------------------------------------

Income (loss) before
    minority interest          5,562        2,298        2,103       2,478        1,812       (6,761)         7,492

Minority interest                  -            -            -           -            -          (35)           (35)
                           ----------------------------------------------------------------------------------------------

Income (loss) from
    continuing operations      5,562        2,298        2,103       2,478        1,812       (6,796)         7,457

Income from discontinued
    operations, net                -            -          142           -            -            -            142
                           ----------------------------------------------------------------------------------------------

Net income (loss)             $5,562       $2,298       $2,245      $2,478       $1,812      $(6,796)        $7,599
                           ==============================================================================================

Real estate investments     $202,156     $117,328      $96,456    $130,872     $104,807      $     -       $651,619
                           ==============================================================================================

Additions of real estate
    investments               $1,415         $323         $255         $23       $2,215      $     -         $4,231
                           ==============================================================================================

Total assets                $213,754     $110,503     $106,982    $116,708      $81,196       $3,658       $632,801
                           ==============================================================================================

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

NOTE 6.  EARNINGS PER SHARE
---------------------------

Following is a reconciliation of earnings per share (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS):


                                                           THREE MONTHS ENDED              THREE MONTHS ENDED
                                                             MARCH 31, 2002                  MARCH 31, 2001
                                                        -------------------------------------------------------
BASIC:

Income from continuing operations                                $7,843                           $7,457
Income from discontinued operations, net                            208                              142
                                                        -------------------------------------------------------

Net income                                                       $8,051                           $7,599
                                                        =======================================================

Weighted average number of shares - basic                    16,197,385                       17,404,680
                                                        =======================================================

Earnings per share:
    Income from continuing operations                             $0.49                            $0.43
    Income from discontinued operations                            0.01                             0.01
                                                        -------------------------------------------------------

    Earnings per share - basic                                    $0.50                            $0.44
                                                        =======================================================

DILUTED:

Income from continuing operations                                $7,843                           $7,457
Income from discontinued operations, net                            208                              142
Add:  minority interest                                               -                               35
                                                        -------------------------------------------------------

Net income for diluted earnings per share                        $8,051                           $7,634
                                                        =======================================================

Weighted average number of shares - basic                    16,197,385                       17,404,680
Weighted average shares of dilutive stock
     options using average period stock price
     under the treasury stock method                            189,318                           47,886
Weighted average shares issuable upon the
     conversion of Operating Partnership Units                   11,210                           77,992
Weighted average shares of non-vested
     restricted stock using average period
     stock price under the treasury stock method                191,918                          200,853
                                                        -------------------------------------------------------

Weighted average number of shares - diluted                  16,589,831                       17,731,411
                                                        =======================================================

Earnings per share:
    Income from continuing operations                             $0.47                            $0.42
    Income from discontinued operations                            0.01                             0.01
                                                        -------------------------------------------------------

    Earnings per share - diluted                                  $0.48                            $0.43
                                                        =======================================================

NOTE 7.  RELATED PARTY TRANSACTIONS
-----------------------------------

The Company's activities relating to the acquisition of new properties, sales of Company owned real estate, development of real property, and financing arrangements are currently performed by Bedford Acquisitions, Inc. ("BAI"), a corporation wholly-owned by Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. The Company uses the services of BAI for its acquisition, disposition, financing and development activities because the Company incurs expenses related only to those transactions which are successfully completed rather than incurring expenses related to unsuccessful efforts and associated overhead costs.

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

For the quarters ended March 31, 2002 and 2001, the Company paid BAI an aggregate amount of approximately $1,345,000 and $1,308,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to the foregoing arrangements. As of March 31, 2002 and December 31, 2001, the Company had an accrued liability of $680,000 and $1,945,000, respectively, for fees earned by BAI in excess of the amounts paid to BAI by the Company under the agreement.

At March 31, 2002 and 2001, the Company did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

NOTE 8.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

As of March 31, 2002, the Company had contractual construction commitments generally relating to tenant improvements on its developed properties of approximately $700,000. The Company had outstanding undrawn letters of credit against its credit facility of approximately $2.1 million as of March 31, 2002.

From time to time, the Company is subject to legal claims in the ordinary course of business. The financial statements presented include an accrual of $400,000 for one such matter. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition, operating results or cash flows.

NOTE 9.  SUBSEQUENT EVENTS
--------------------------

On April 18, 2002, the Company sold four industrial properties for a total sales price of approximately $12,095,000, resulting in a gain of approximately $268,000. Three properties are located in Vista, California and one property is located in San Diego, California. Proceeds from the sale were used to pay down a portion of the outstanding balance on the Company's $150 million line of credit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, income recognition, allowance for doubtful accounts, and deferred assets. These estimates are made based on the information that is currently available as well as various other assumptions believed to be reasonable under the circumstances and are evaluated on an on-going basis. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes acquisition costs and fees, and development costs and fees (including interest, insurance, and real estate taxes). These costs also include fees paid to Bedford Acquisitions, Inc., ("BAI"). See "-Related Party Transactions" for a description of BAI. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property's value are capitalized. Real estate properties are depreciated using the straight-line method over estimated useful lives. When circumstances such as adverse market conditions indicate an impairment of a property, the Company will recognize a loss to the extent that the carrying value exceeds the fair value of the property.

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

Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred loan costs include amounts paid to lenders and others to obtain financing and amounts paid to BAI. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the Company's statements of income. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

RESULTS OF OPERATIONS

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the three months ended March 31, 2002 when compared with the same period in 2001 were due primarily to the development and sale of operating properties during the following periods:


                                      ACTIVITIES FROM JANUARY 1, 2001              ACTIVITIES FROM APRIL 1, 2001
                                             TO MARCH 31, 2001                           TO MARCH 31, 2002
                                   -------------------------------------------------------------------------------
                                      NUMBER OF              SQUARE              NUMBER OF               SQUARE
                                      PROPERTIES              FEET               PROPERTIES               FEET
                                   -------------------------------------------------------------------------------
             DEVELOPMENT
                 Industrial                -                     -                    1                   36,885
                 Office                    1                29,400                    3                  155,289
                                   -------------------------------------------------------------------------------

                                           1                29,400                    4                  192,174
                                   ===============================================================================
             SALES
                 Industrial                -                     -                    3                  289,867
                 Office                    -                     -                    1                   52,000
                                   -------------------------------------------------------------------------------

                                           -                     -                    4                  341,867
                                   ===============================================================================

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

INCOME FROM PROPERTY OPERATIONS
-------------------------------
Income from property operations (defined as rental income less rental expenses) decreased $86,000 or less than 1% in 2002 compared with 2001. This decrease is attributable to an increase in rental income of $454,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $540,000.

The increases in rental income and rental expenses are primarily attributable to the development activities and sales of properties during the year 2001. Development activities increased rental income and rental expenses in 2002 by $382,000 and $340,000, respectively, as compared to 2001. These increases were offset by the sale of three industrial properties and one office property in 2001 which resulted in a reduction in rental income and rental expenses in 2002 of $615,000 and $179,000, respectively, as compared to 2001. The remaining increase in rental income of $687,000 is due to an increase in rental rates and expense recovery income, as well as early termination fees earned in 2002. The remaining increase in rental expenses of $379,000 is primarily due to an increase in gas and electricity costs.

EXPENSES
--------
General and administrative expense increased $41,000 or 4% in 2002 compared with 2001, primarily as a result of increased compensation costs. Interest expense, which includes amortization of loan fees, decreased $498,000 or 9% in 2002 compared with 2001. The decrease is attributable to lower interest rates on the Company's variable rate debt. The amortization of loan fees was $518,000 and $515,000 in 2002 and 2001, respectively.

DIVIDENDS
---------
Common stock dividends to stockholders declared for the first quarter of 2002 were $0.48 per share. Common stock dividends to stockholders and distributions to Operating Partnership ("OP") Unitholders declared for the first quarter of 2001 were $0.45 per share or OP Unit. The outstanding OP Units were redeemed by the Company on January 15, 2002. Consistent with the Company's policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

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

The Company's capital expenditures for operating properties were approximately $1,100,000 and $1,500,000 in the first quarter of 2002 and 2001, respectively. These capital expenditures consisted of building improvements, tenant improvements, and lease commissions. The Company expects to have additional capital expenditures of approximately $8,900,000 for the remainder of 2002.

The Company's cash and cash equivalents decreased to $5,074,000 at March 31, 2002, from $5,512,000 at December 31, 2001. This decrease is due to $7,386,000 of cash provided from operations, partially offset by $2,400,000 and $5,424,000 used by investing activities and financing activities, respectively.

Net cash of $7,386,000 provided by operating activities consisted primarily of $13,468,000 of net income adjusted for non-cash items, offset by $6,082,000 used in working capital and other activities. Net cash used in working capital and other activities resulted from expenditures incurred by the Company in acquiring other assets and decreases in accounts payable, accrued expenses, and other liabilities.

Net cash of $2,400,000 used for investing activities consisted of cash used for investments in real estate, resulting from $1,300,000 of cash used for investments in developed properties, and approximately $1,100,000 of cash used for investments in existing operating properties. Investments in real estate include the cost of land, buildings, building improvements, and tenant improvements.

Net cash used by financing activities of $5,424,000 consisted of repayments of bank borrowings and mortgage loans of $5,942,000, payment of dividends and distributions of $7,962,000, the repurchase of 22,589 shares of stock for $538,000, and the redemption of 8,623 shares of OP Units for $202,000 in cash and $1,483,000 worth of Company common stock, offset by net proceeds from bank borrowings of $8,384,000, refund of loan costs of $2,000, and net proceeds from stock options exercised by employees and directors of $834,000.

The Company's ability to continue to finance its operations is subject to several uncertainties. For example, the Company's ability to obtain mortgage loans on income producing property is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 90% of the Company's real estate investments serve as collateral for the Company's existing indebtedness as of March 31, 2002. The Company's ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

In May 2001, the Company renewed its revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature which allows the Company at its option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on the Company's leverage level. As of March 31, 2002, the facility had an outstanding balance of $84,725,000 and an effective interest rate of 5.07%.

Mortgage loans payable at March 31, 2002 consist of the following (IN
THOUSANDS):

                                 Interest Rate as of
     Maturity Date                  March 31, 2002             Balance
     -------------               -------------------           ---------

     March 15, 2003              7.02%                         $ 18,454
     November 19, 2004           4.02%(1)                        21,640
     January 1, 2005             6.00%(2)                         4,458
     June 1, 2005                7.17%                           26,155
     August 1, 2005              5.55%(3)                         3,522
     August 1, 2005              5.55%(3)                        22,719
     July 31, 2006               8.90%                            8,093
     July 31, 2006               6.91%                           19,423
     December 1, 2006            7.95%                           21,458
     June 1, 2007                7.17%                           35,575
     June 1, 2009                7.17%                           41,552
     August 1, 2011              6.918%(4)                       17,701
                                                               --------
     Total                                                     $240,750
                                                               ========

(1)   Floating rate based on LIBOR plus 1.60%.
(2)   Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).
(3) Floating rate based on fixed rate on interest swap agreements. See Note 4 of the Company's notes to financial statements.
(4) Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

The Company was in compliance with the covenants and requirements of its various debt financings during the quarter ended March 31, 2002. The Company anticipates that the cash flow generated by its real estate investments and funds available under the credit facility will be sufficient to meet its short-term liquidity requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the Company's contractual obligations and other commitments at March 31, 2002, and the effect such obligations could have on its liquidity and cash flow in future periods (IN THOUSANDS):


                                                          Amount of Commitment Expiring by Period
                                                 ---------------------------------------------------------
                                                     Less
                                                     than        1-3         4-5       Over 5
                                                    1 year      Years       Years       Years      Total
                                                 ---------------------------------------------------------

Bank Loan Payable                                  $     -    $ 84,725   $      -      $     -   $ 84,725
Mortgage Loans Payable                              24,188      36,722    101,465       78,375    240,750
Construction Contract Commitments                      700           -          -            -        700
Standby Letters of Credit                            2,096           -          -            -      2,096
                                                 ---------------------------------------------------------

Total                                              $26,984    $121,447   $101,465      $78,375   $328,271
                                                 =========================================================

RELATED PARTY TRANSACTIONS

The Company's activities relating to the acquisition of new properties, sales of Company owned real estate, development of real property, and financing arrangements are currently performed by BAI, a corporation wholly-owned by Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. The Company uses the services of BAI for its acquisition, disposition, financing and development activities because the Company incurs expenses related only to those transactions which are successfully completed rather than incurring expenses related to unsuccessful efforts and associated overhead costs. These services have been provided pursuant to written contracts (renewable annually since January 1, 1995), which provide that BAI is obligated to provide services to the Company with respect to the Company's acquisition, disposition, financing and development activities, and that BAI is responsible for the payment of expenses incurred in connection therewith. BAI must submit to the Company a cost estimate for the Company's approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities. Pursuant to the contract, Mr. Bedford is obligated to pay BAI's expenses described above if BAI fails to make any such payments in a timely fashion, provided that Mr. Bedford is not obligated to pay any such amounts exceeding $1 million or following a termination of BAI's obligations based on the expiration or termination of the term of the contract.

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

For the quarters ended March 31, 2002 and 2001, the Company paid BAI an aggregate amount of approximately $1,345,000 and $1,308,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to the foregoing arrangements. As of March 31, 2002 and December 31, 2001, the Company had an accrued liability of $680,000 and $1,945,000, respectively, for fees earned by BAI in excess of the amounts paid to BAI by the Company under the agreement. The Company believes that since the fees charged under the foregoing arrangements (i) are comparable to those charged by other real estate service entities or other third party service providers under similar arrangements and (ii) are charged only for services on successful acquisitions, dispositions, financings and developed properties, such fees are properly includable as costs of acquisitions or dispositions or as capitalized costs of financings and developed properties. If the Company were to discontinue this arrangement it would first look to other service providers to meet most if not all of these services. There is no assurance that the same level of quality and cost effectiveness would be achieved. Additionally, the Company would likely incur additional internal costs to administer such services, which the Company has estimated would not have a material impact on its financial statements.

At March 31, 2002 and 2001, the Company did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.


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

These conditions, the risks that follow, and many other factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under, or in the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of removal or remediation could be substantial. Additionally, the presence of such substances or the failure to properly remediate them may adversely affect the owner's ability to borrow using such real estate as collateral.

The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances. Further, the Company has not been notified by any governmental authority of any non-compliance or other claim in connection with any of its present or former properties. Accordingly, the Company does not currently anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on its financial position, results of operations or liquidity. There can be no assurance, however, that future discoveries or events at the Company's properties, or changes to current environmental regulations, will not result in such a material adverse impact.

FINANCIAL PERFORMANCE

Management considers Funds From Operations ("FFO") to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 2002 was $12,163,000. During the same period in 2001, FFO was $11,466,000. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.


                                                             THREE MONTHS ENDED
                                                                   MARCH 31
                                                        2002                      2001
                                                  -----------------------------------------
Funds From Operations
   (IN THOUSANDS, EXCEPT SHARE AMOUNTS):
           Net income                                   $8,051                     $7,599
           Add:
               Depreciation and amortization             4,112                      3,832
               Minority interest                             -                         35
                                                  -----------------------------------------

           Funds From Operations                       $12,163                    $11,466
                                                  =========================================

           Weighted average number of
               shares - diluted                     16,589,831                 17,731,411
                                                  =========================================

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (DOLLARS IN THOUSANDS):


                                                          Three Month Period Ending March 31,
                                                                                                            Fair
                                 2003        2004       2005      2006      2007  Thereafter    Total       Value
                               ------------------------------------------------------------------------------------

Variable rate LIBOR debt        $2,530      $2,931   $111,918   $25,583    $1,821   $9,731   $154,514     $154,514
Weighted average
  interest rate                   5.15%       5.06%      4.94%     5.29%     6.92%    6.92%      5.10%        5.10%

Fixed rate debt                $21,659      $3,178     $3,420   $27,619   $46,441  $68,644   $170,961     $176,724
Weighted average
  interest rate                   7.24%       7.34%      7.34%     7.36%     7.32%    7.17%      7.28%        6.50%

As the table incorporates only those exposures that existed as of March 31, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

On June 18, 2001, the Company entered into interest swap agreements with United California Bank. The swap agreements allow the Company to hedge its exposure to variable interest rates on two mortgages with remaining principal balances totaling $26,241,000 as of March 31, 2002, by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the principal value and fair value of the Company's interest swap contracts. The principal value below provides an indication of the amount that has been hedged in these contracts but does not represent an obligation or exposure to credit risk at March 31, 2002 (DOLLARS IN THOUSANDS):


       Principal           Fixed             Contract            Cumulative              Approximate Liability
       Amount (1)           Rate             Maturity            Cash Paid, Net          At March 31, 2002 (2)
       ----------          -----             --------            --------------          ---------------------

          $22,719          5.55%           July 1, 2002                $258                            $122
            3,522          5.55%           July 1, 2002                  49                              19
      --------------------------------------------------------------------------------------------------------
          $26,241                                                      $307                            $141
      ========================================================================================================

(1) The principal amount is included in the table of qualitative and quantitative disclosure about market risk as variable rate LIBOR debt and fixed rate debt, as applicable.

(2) Represents the approximate amount which the Company would have paid as of March 31, 2002 if the swap contracts were terminated.

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

       None

ITEM 2.  CHANGES IN SECURITIES
------------------------------

       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

       None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

       None

ITEM 5.  OTHER INFORMATION
--------------------------

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

Dated:  May 9, 2002

         BEDFORD PROPERTY INVESTORS, INC.
                             (Registrant)


      By:   /s/ Hanh Kihara
            -----------------------------
            Hanh Kihara
            Senior Vice President and
            Chief Financial Officer


      By:   /s/ Krista K. Rowland
            -----------------------------
            Krista K. Rowland
            Vice President and Controller