Form 10-Q
period 2002-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2002-08-14
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 1-12222

BEDFORD PROPERTY INVESTORS, INC.
(Exact name of Registrant as specified in its charter)

MARYLAND	68-0306514

(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Lafayette Circle, Lafayette, CA	94549

(Address of principal executive offices)	(Zip Code)

(925) 283-8910
(Registrant’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2002

Common Stock, $0.02 par value	16,752,376

BEDFORD PROPERTY INVESTORS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT

We have prepared the following unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations. These financial statements should be read in conjunction with the notes to consolidated financial statements appearing in the annual report to stockholders for the year ended December 31, 2001.

When used in this Form 10-Q, the words “believes,” “expects,” “intends,” “anticipates” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed, expected or implied by the forward-looking statements. The risks and uncertainties that could cause our actual results to differ from management’s estimates and expectations are contained in our filings with the Securities and Exchange Commission, including our 2001 Annual Report on Form 10-K, and as set forth in the section entitled “Potential Factors Affecting Future Operating Results” below. Readers are cautioned not to place undue reliance on these forward-looking statements since they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

BEDFORD PROPERTY INVESTORS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
		(Restated, see Note 2)

Assets:
Real estate investments:
Industrial buildings	$293,399	$303,169
Office buildings	334,452	326,459
Operating properties held for sale	—	11,036
Properties under development	1,049	—
Land held for development	12,599	13,398

	641,499	654,062
Less accumulated depreciation	55,351	48,984

Total real estate investments	586,148	605,078
Cash and cash equivalents	6,090	5,512
Other assets	20,423	20,215

	$612,661	$630,805

Liabilities and Stockholders’ Equity:
Bank loan payable	$66,622	$80,925
Mortgage loans payable	239,554	242,066
Accounts payable and accrued expenses	6,949	11,653
Dividend and distributions payable	8,036	7,962
Other liabilities	9,726	11,184

Total liabilities	330,887	353,790
Minority interest in consolidated partnership	—	1,135

Stockholders’ equity:
Common stock, par value $0.02 per share; authorized 50,000,000 shares; issued and outstanding 16,741,697 shares in 2002 and 16,515,200 shares in 2001	335	330
Additional paid-in capital	295,923	292,731
Accumulated dividends in excess of net income	(14,484)	(16,871)
Accumulated other comprehensive loss	—	(310)

Total stockholders’ equity	281,774	275,880
	$612,661	$630,805

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months		Six Months

	2002	2001	2002	2001
		(Restated, see Note 2)		(Restated, see Note 2)

Property operations:
Rental income	$24,824	$24,451	$49,098	$48,246
Rental expenses:
Operating expenses	4,269	4,190	8,312	7,912
Real estate taxes	2,288	2,226	4,402	4,452
Depreciation and amortization	4,162	3,833	8,229	7,566

Income from property operations	14,105	14,202	28,155	28,316
General and administrative expenses	(1,052)	(3,114)	(2,031)	(4,052)
Interest income	49	47	85	103
Interest expense	(4,933)	(5,477)	(9,940)	(11,194)

Income from continuing operations before minority interest	8,169	5,658	16,269	13,173
Minority interest	—	(35)	—	(70)

Income from continuing operations	8,169	5,623	16,269	13,103

Discontinued operations:
Income from operating properties sold, net	90	199	365	426
Gain on sale of operating properties	1,798	—	1,798	—

Income from discontinued operations	1,888	199	2,163	426

Net income	$10,057	$5,822	$18,432	$13,529

Earnings per share — basic:
Income from continuing operations	$0.50	$0.33	$1.00	$0.76
Income from discontinued operations	0.12	0.01	0.14	0.03

Net income per share — basic	$0.62	$0.34	$1.14	$0.79

Weighted average number of shares — basic	16,249,105	16,877,182	16,223,388	17,139,474

Earnings per share — diluted:
Income from continuing operations	$0.49	$0.33	$0.98	$0.75
Income from discontinued operations	0.11	0.01	0.13	0.03

Net income per share — diluted	$0.60	$0.34	$1.11	$0.78

Weighted average number of shares — diluted	16,637,353	17,220,131	16,605,650	17,474,559

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)
(in thousands, except per share amounts)

			Accumulated	Accumulated	Total
		Additional	dividends	other	stock-
	Common	paid-in	in excess of	comprehensive	holders
	stock	capital	net income	loss	equity

Balance, December 31, 2001 (Restated, see Note 2)	$330	$292,731	$(16,871)	$(310)	$275,880
Issuance of common stock	5	2,751	—	—	2,756
Repurchase and retirement of common stock	—	(599)	—	—	(599)
Amortization of deferred compensation	—	1,040	—	—	1,040
Dividends to common stockholders ($0.96 per share)	—	—	(16,045)	—	(16,045)

Subtotal	335	295,923	(32,916)	(310)	263,032

Net income	—	—	18,432	—	18,432
Other comprehensive income	—	—	—	310	310

Comprehensive income	—	—	18,432	310	18,742

Balance, June 30, 2002	$335	$295,923	$(14,484)	$—	$281,774

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
( in thousands)

	2002	2001
		(Restated, see Note 2)

Operating Activities:
Net income	$18,432	$13,529
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	—	70
Depreciation and amortization	8,990	8,880
Gain on sale of operating properties	(1,798)	—
Stock compensation amortization	1,040	849
Uncollectible accounts expense	257	213
Change in other assets	(2,109)	336
Change in accounts payable and accrued expenses	(3,955)	(4,812)
Change in other liabilities	(1,148)	(1,654)

Net cash provided by operating activities	19,709	17,411

Investing Activities:
Investments in real estate	(5,742)	(12,087)
Proceeds from sales of real estate investments, net	19,081	—

Net cash provided (used) by investing activities	13,339	(12,087)

Financing Activities:
Proceeds from bank loan payable, net of loan costs	16,270	27,252
Repayments of bank loan payable	(30,732)	(1,924)
Refund of loan costs	2	42
Repayments of mortgage loans payable	(2,511)	(1,907)
Issuance of common stock	1,273	602
Repurchase and retirement of common stock	(599)	(15,988)
Redemption of Operating Partnership Units	(202)	—
Payment of dividends and distributions	(15,971)	(16,056)

Net cash used by financing activities	(32,470)	(7,979)

Net increase (decrease) in cash and cash equivalents	578	(2,655)
Cash and cash equivalents at beginning of period	5,512	3,160

Cash and cash equivalents at end of period	$6,090	$505

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of amounts capitalized of $526 in 2002 and $629 in 2001	$9,710	$10,656

Non-cash investing and financing transactions:
Redemption of Operating Partnership Units paid in common stock	$(1,483)	$—
Investment in real estate assets	$550	$—
Minority interest in consolidated partnership	$933	$—

BEDFORD PROPERTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2002

Note 1 — Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (“REIT”) formed in 1993 as a Maryland corporation. We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties concentrated in the western United States. Our common stock trades under the symbol “BED” on both the New York Stock Exchange and the Pacific Exchange.

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements in accordance with the requirements of Form 10-Q as set forth by the Securities and Exchange Commission. Therefore, they do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations.

Real Estate Investments Held for Sale

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with FAS 144, we classify real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Our adoption of FAS 144 resulted in: (i) the presentation of the net operating results of properties sold during the three and six months ended June 30, 2002, less allocated interest expense, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on sale of operating properties sold, net of sale costs, as income from discontinued operations for the three and six months ended June 30, 2002. We allocated interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of June 30, 2002, and pro-rated the allocated interest for the number of days prior to sale. Implementation of FAS 144 only impacted income statement classification but had no effect on results of operations.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. We include stock options issued under our stock option plans, non-vested restricted stock, and the Operating Partnership (“OP”) Units of Bedford Realty Partners, L.P. (prior to their redemption on January 15, 2002) in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Cash and Cash Equivalents

We consider all demand deposits, money market accounts and temporary cash investments to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. However, we believe that the risk is not significant as we do not anticipate their non-performance.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 143, “Accounting for Asset Retirement Obligations.” Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. We do not believe that FAS 143 will have a material impact on our financial position, cash flows, or results of operations.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction.” FAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of FAS 145 are effective for us with the beginning of fiscal year 2003; however, early application of FAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of FAS 145 would be reclassified in most cases following adoption. We do not anticipate a significant impact on our financial position, cash flows, or results of operations from adopting FAS 145.

In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of FAS 146 is required for our fiscal year beginning January 1, 2003. We do not believe that the adoption of FAS 146 will have a significant impact on our financial position, cash flows, or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or results of operations.

Note 2 — Restatement

Effective July 2002, we corrected our accounting treatment for fees incurred under our contractual relationship with Bedford Acquisitions, Inc. (“BAI”) (see Note 8), commencing in the fourth quarter of 1997 and continuing through the quarter ended June 30, 2002. This new treatment was based on our independent auditors’ advice that they would no longer support the prior method of accounting for BAI. The Company has been advised by its independent auditors that the correction of the accounting treatment for fees paid to BAI has not arisen from any change in the operations of BAI or the Company or the discovery of any new facts relating to these operations. Effective October 1, 1997, fees charged by BAI should have been deemed internal costs that are to be expensed to the extent that such fees do not represent payments to BAI for direct and incremental development costs or for independent third party costs incurred by BAI on our behalf. We have restated our financial statements for all quarters commencing with the fourth quarter of 1997 through the first quarter of 2002 to correct the accounting for these services. The previously reported amounts and the restated amounts for the periods included in this quarterly report are as follows:

              (Dollars in thousand, except per share amounts)

	March 31, 2002	December 31, 2001

Real estate investments (net of accumulated depreciation)
As Reported	$605,773	$607,654
Restated	603,288	605,078
Other Assets:
As Reported	22,599	22,728
Restated	20,319	20,215
Total Assets:
As Reported	633,446	635,894
Restated	628,681	630,805
Stockholders’ equity:
As Reported	283,471	280,969
Restated	278,706	275,880

	Three months ended	Three months ended	Three months ended	Six months ended
	March 31, 2002(1)	March 31, 2001(1)	June 30, 2001(2)	June 30, 2001

Depreciation and amortization expenses:
As Reported	4,112	3,779	3,845	7,591
Restated	4,101	3,766	3,833	7,566
General and administrative expenses:
As Reported	1,059	1,018	1,005	2,023
Restated	979	938	3,114	4,052
Interest expense:
As Reported	5,293	5,791	5,617	11,349
Restated	5,060	5,776	5,477	11,194
Net income:
As Reported	8,051	7,599	7,779	15,378
Restated	8,375	7,707	5,822	13,529
Net income per share:
As Reported:
Basic	$0.50	$0.44	$0.46	$0.90
Diluted	$0.48	$0.43	$0.45	$0.88
Restated:
Basic	$0.52	$0.44	$0.34	$0.79
Diluted	$0.50	$0.44	$0.34	$0.78

(1)	Excludes a reclassification for the three months ended March 31, 2002 and 2001 to reflect the operations of one property classified as held for sale during the quarter ended June 30, 2002.

(2)	Includes a reclassification for the three months ended June 30, 2001 to reflect the operations of five properties sold as discontinued operations.

The 2001 financial statements included herein and the accompanying footnotes reflect these restated amounts.

Note 3 — Real Estate Investments

As of June 30, 2002, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of		Percent
Properties		Cost	of Total

Industrial buildings	55	$293,399	46%
Office buildings	30	334,452	52%
Properties under development	1	1,049	*
Land held for development	10	12,599	2%

Total	96	$641,499	100%

*	Represents less than 1% of the total cost.

The following table sets forth our real estate investments at June 30, 2002 (in thousands):

				Less
			Development	Accumulated
	Land	Building	In-Progress	Depreciation	Total

Industrial buildings
Northern California	$44,660	$113,126	$—	$16,848	$140,938
Northwest	3,409	10,795	—	1,811	12,393
Southern California	16,345	38,542	—	5,126	49,761
Arizona	16,987	49,535	—	6,385	60,137

Total industrial buildings	81,401	211,998	—	30,170	263,229

Office buildings
Northern California	6,221	25,939	—	2,873	29,287
Northwest	16,669	99,927	—	9,652	106,944
Southern California	9,340	22,052	—	2,644	28,748
Arizona	10,588	25,636	—	2,493	33,731
Colorado	13,706	91,393	—	6,173	98,926
Nevada	2,102	10,879	—	1,346	11,635

Total office buildings	58,626	275,826	—	25,181	309,271

Properties under development
Southern California	889	—	160	—	1,049
Land held for development
Northern California	5,699	—	—	—	5,699
Northwest	110	—	—	—	110
Southern California	2,211	—	—	—	2,211
Arizona	637	—	—	—	637
Colorado	3,942	—	—	—	3,942

Total land held for development	12,599	—	—	—	12,599

Total as of June 30, 2002	$153,515	$487,824	$160	$55,351	$586,148

Total as of December 31, 2001	$157,861	$496,201	$—	$48,984	$605,078

Our personnel directly manage all but one of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained an outside manager to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada. All financial record-keeping is centralized at our corporate office in Lafayette, California.

Income from property operations for operating properties sold as of June 30, 2002 was $90,000 and $199,000 for the three months ended June 30, 2002 and 2001, respectively. Income from operating properties sold includes allocated interest expense of $44,000 and $168,000 for the three months ended June 30, 2002 and 2001, respectively.

Income from property operations for operating properties sold as of June 30, 2002 was $365,000 and $426,000 for the six months ended June 30, 2002 and 2001, respectively. Income from operating properties sold includes allocated interest expense of $197,000 and $338,000 for the six months ended June 30, 2002 and 2001, respectively.

Note 4. Debt

Bank Loan Payable

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement. As of June 30, 2002, the facility had an outstanding balance of $66,622,000 and was secured by our interests in 28 properties, which collectively accounted for approximately 32% of our annualized base rent and approximately 33% of our total real estate assets.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (“FFO”). We were in compliance with the covenants and requirements of our revolving credit facility during the quarter ended June 30, 2002.

The daily weighted average amount we owed to the bank was $78,460,000 and $91,603,000 for the six months ended June 30, 2002 and 2001, respectively. The weighted average annual interest rates under our bank line of credit in each of these periods were 4.84% and 6.73%, respectively. The effective interest rate at June 30, 2002 was 4.14%.

Mortgage Loans Payable

Mortgage loans payable at June 30, 2002 consist of the following (in thousands):

	Interest Rate as of
Maturity Date	June 30, 2002		Balance

March 15, 2003	7.02%		$18,357
November 19, 2004	4.02	%(1)	21,506
January 1, 2005	6.00	%(2)	4,435
June 1, 2005	7.17%		26,034
August 1, 2005	5.55	%(3)	22,556
August 1, 2005	5.55	%(3)	3,497
July 31, 2006	8.90%		8,040
July 31, 2006	6.91%		19,319
December 1, 2006	7.95%		21,373
June 1, 2007	7.17%		35,411
June 1, 2009	7.17%		41,360
August 1, 2011	6.92	%(4)	17,666

Total			$239,554

(1)	Floating rate based on LIBOR plus 1.60%. The LIBOR rate was locked for one year at 2.42% and will expire on December 20, 2002.

(2)	Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).

(3)	Floating rate based on fixed rate on interest swap agreements. See Note 4.

(4)	Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collaterized by our interests in 49 properties, which collectively accounted for approximately 62% of our annualized base rents and approximately 57% of our total real estate assets as of June 30, 2002. We were in compliance with the covenants and requirements of our various mortgages during the quarter ended June 30, 2002.

The following table presents scheduled principal payments on mortgage loans as of June 30, 2002 (in thousands):

Twelve month period ending June 30, 2003	$23,236
Twelve month period ending June 30, 2004	5,192
Twelve month period ending June 30, 2005	53,857
Twelve month period ending June 30, 2006	27,360
Twelve month period ending June 30, 2007	78,180
Total thereafter	51,729
$239,554

Note 5. Derivative Instruments and Hedging Activities

In the normal course of business, we are exposed to the effects of interest rate changes. We limit these risks by following established risk management policies and procedures, including the occasional use of derivatives. For interest rate exposures, interest rate swaps are used primarily to hedge the cash flow risk of our variable rate borrowing obligations.

We do not use derivatives for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments, and we do not anticipate any material adverse effect on our net income, cash flows, or financial position in the future from the use of derivatives.

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

On June 18, 2001, we entered into interest swap agreements with United California Bank. The swap agreements allow us to hedge our exposure to variable interest rates on two mortgages with remaining principal balances totaling $26,053,000 as of June 30, 2002, by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the principal value and fair value of our interest swap contracts. The principal value below provides an indication of the amount that has been hedged in these contracts but does not represent an obligation or exposure to credit risk at June 30, 2002 (dollars in thousands):

				Approximate
Principal	Fixed	Contract	Cumulative	Liability at
Amount	Rate	Maturity	Cash Paid, Net	June 30, 2002

$22,556	5.55%	July 1, 2002	$386	$—
3,497	5.55%	July 1, 2002	69	—

$26,053			$455	$—

To determine the fair values of derivative instruments in accordance with SFAS 133, we use the discounted cash flow method, which requires the use of assumptions about market conditions and risks existing at the balance sheet date. Judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair value is a general approximation of value, and such value may or may not actually be realized.

The swap agreements matured on July 1, 2002; therefore there were no remaining amounts included on the balance sheet in connection with these agreements as of June 30, 2002.

Note 6. Segment Disclosure

We have five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Arizona, Southern California, Northwest (greater Seattle, Washington) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based upon income from real estate from the combined properties in each segment.

	For the six months ended June 30, 2002 (in thousands, except percentages)

	Northern		Southern			Corporate
	California	Arizona	California	Northwest	Colorado	& Other	Consolidated

Rental income	$18,497	$7,334	$6,582	$9,671	$7,014	$—	$49,098
Operating expenses and real estate taxes	3,940	2,084	1,228	2,825	2,637	—	12,714
Depreciation and amortization	2,809	1,395	942	1,867	1,216	—	8,229

Income from property operations	11,748	3,855	4,412	4,979	3,161	—	28,155
Percent of income from property operations	42%	14%	16%	17%	11%	—	100%
General and administrative expenses	—	—	—	—	—	(2,031)	(2,031)
Interest income(1)	12	—	—	8	—	65	85
Interest expense	—	—	—	—	—	(9,940)	(9,940)

Income (loss) from continuing operations	11,760	3,855	4,412	4,987	3,161	(11,906)	16,269

Discontinued operations:
Income from operating properties sold, net	—	108	257	—	—	—	365
Gain on sale of operating properties	—	1,475	323	—	—	—	1,798

Income from discontinued operations	—	1,583	580	—	—	—	2,163

Net income (loss)	$11,760	$5,438	$4,992	$4,987	$3,161	$(11,906)	$18,432

Real estate investments	$208,626	$103,383	$89,539	$130,910	$109,041	$—	$641,499

Additions (dispositions) of real estate investments	$675	$(5,507)	$(9,489)	$144	$1,614	$—	$(12,563)

Total assets	$219,870	$100,212	$101,972	$114,035	$75,488	$1,084	$612,661

(1)	The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

	For the six months ended June 30, 2001 (in thousands, except percentages)

	Northern		Southern			Corporate
	California	Arizona	California	Northwest	Colorado	& Other	Consolidated

Rental income	$17,438	$7,940	$6,358	$9,251	$7,259	$—	$48,246
Operating expenses and real estate taxes	3,666	2,186	1,260	2,634	2,618	—	12,364
Depreciation and amortization(2)	2,419	1,423	854	1,790	1,080	—	7,566

Income from property Operations(2)	11,353	4,331	4,244	4,827	3,561	—	28,316
Percent of income from property operations	40%	15%	15%	17%	13%	—	100%
General and administrative expenses(2)	—	—	—	—	—	(4,052)	(4,052)
Interest income(1)	13	—	—	6	—	84	103
Interest expense(2)	—	—	—	—	—	(11,194)	(11,194)

Income (loss) before minority interest(2)	11,366	4,331	4,244	4,833	3,561	(15,162)	13,173
Minority interest	—	—	—	—	—	(70)	(70)

Income (loss) from Continuing operations(2)	11,366	4,331	4,244	4,833	3,561	(15,232)	13,103
Discontinued operations - income from operating properties sold, net(2)	—	116	310	—	—	—	426

Net income (loss)(2)	$11,366	$4,447	$4,554	$4,833	$3,561	$(15,232)	$13,529

Real estate investments(2)	$203,308	$117,084	$96,861	$129,885	$109,366	$—	$656,504

Additions of real estate investments(2)	$2,929	$440	$953	$152	$7,696	$—	$12,170

Total assets(2)	$216,800	$110,334	$108,208	$116,542	$81,583	$1,351	$634,818

(1)	The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

(2)	As restated, see Note 2.

     Note 7. Earnings per Share (Restated, see Note 2)

     Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Basic:
Income from continuing operations	$8,169	$5,623	$16,269	$13,103
Income from discontinued operations	1,888	199	2,163	426

Net income for basic earnings per share	$10,057	$5,822	$18,432	$13,529

Weighted average number of shares — basic	16,249,105	16,877,182	16,223,388	17,139,474

Earnings per share:
Income from continuing operations	$0.50	$0.33	$1.00	$0.76
Income from discontinued operations	0.12	0.01	0.14	0.03

Earnings per share — basic	$0.62	$0.34	$1.14	$0.79

Diluted:
Income from continuing operations	$8,169	$5,623	$16,269	$13,103
Income from discontinued operations	1,888	199	2,163	426
Add: minority interest	—	35	—	70

Net income for diluted earnings per share	$10,057	$5,857	$18,432	$13,599

Weighted average number of shares — basic	16,249,105	16,877,182	16,223,388	17,139,474
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	226,958	45,036	209,507	46,687
Weighted average shares issuable upon the conversion of Operating Partnership Units	—	77,992	5,574	77,992
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	161,290	219,921	167,181	210,406

Weighted average number of shares — diluted	16,637,353	17,220,131	16,605,650	17,474,559

Earnings per share:
Income from continuing operations	$0.49	$0.33	$0.98	$0.75
Income from discontinued operations	0.11	0.01	0.13	0.03

Earnings per share — diluted	$0.60	$0.34	$1.11	$0.78

Note 8. Related Party Transactions

Our activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements are currently performed by Bedford Acquisitions, Inc. (“BAI”), a corporation wholly-owned by Peter Bedford, our Chairman of the Board and Chief Executive Officer. We use the services of BAI for our acquisition, disposition, financing and development activities because we incur expenses relating only to those transactions that are successfully completed (see Note 10).

This arrangement provides that BAI earns a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred. The total amount of such fees payable to BAI by us is limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

As discussed in Note 2, BAI fees incurred and reported as capitalized costs during the period from October 1, 1997 through March 31, 2002 have been restated on the prior periods and accompanying financial statements as expenses. Such activities have also been expensed for the quarter ended June 30, 2002.

For the six months ended June 30, 2002 and 2001, we paid BAI an aggregate amount of approximately $1,785,000 and $1,817,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this arrangement. As of June 30, 2002 and December 31, 2001, we had an accrued liability of $590,000 and $1,945,000, respectively, for fees earned by BAI in excess of the amounts paid to BAI by us under the agreement.

At June 30, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Note 9. Commitments and Contingencies

As of June 30, 2002, we had outstanding contractual construction commitments generally relating to tenant improvements on our developed properties of approximately $2,659,000. We had outstanding undrawn letters of credit against our credit facility of approximately $2,100,000 as of June 30, 2002.

From time to time, we are subject to legal claims in the ordinary course of business. As of June 30, 2002, we have reserved on our balance sheet an accrued liability for potential uninsured losses. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 10. Subsequent Events

In July 2002, we purchased a 214,000 square foot research and development property in Phoenix, Arizona for a purchase price of approximately $24,300,000. The acquisition was funded with proceeds from the sale of the five operating properties in the second quarter of 2002 of approximately $20 million and additional borrowings from our line of credit.

We are currently in negotiations with our bank group to obtain an unsecured bridge facility that will be used to acquire additional real estate in our core markets.

On August 14, 2002, we announced that effective July 1, 2002 we were terminating our agreement with BAI and had hired its former employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The financial statements for 2001 and March 31, 2002 have been restated as explained in Note 2 to Financial Statements. Management’s discussion and analysis below compares the restated 2002 results to the restated 2001 results.

Results of Operations

Our operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the six months ended June 30, 2002 when compared with the same period in 2001 were due primarily to the development and sale of operating properties during the following periods:

	Activities from January 1, 2001		Activities from July 1, 2001
	to June 30, 2001		to June 30, 2002

	Number of	Square	Number of	Square
	Properties	Feet	Properties	Feet

Development	—	—	2	78,611
Industrial Office	1	29,400	3	155,289

	1	29,400	5	233,900

Sales	—	—	8	551,932
Industrial Office	—	—	1	52,000

	—	—	9	603,932

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) decreased $97,000 or less than 1% in 2002 compared with 2001. This decrease is attributable to an increase in rental income of $373,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $470,000.

The net increases in rental income and rental expenses are primarily attributable to an increase in rental rates, an increase in operating expenses, and development activities, partially offset by the sales of properties during the year 2001. Increases in rental rates, expense recovery income, and early termination fees in 2002 increased rental income by $600,000. An increase in depreciation and amortization increased rental expenses by $293,000. Our development activities increased rental income and rental expenses in 2002 by $392,000 and $362,000, respectively, as compared to 2001. These increases were offset by the sale of three industrial properties and one office property in 2001 which resulted in a reduction in rental income and rental expenses in 2002 of $619,000 and $185,000, respectively, as compared to 2001.

Expenses

General and administrative expense decreased $2,062,000 or 66% in 2002 compared with 2001, primarily as a result of $2,250,000 of BAI financing fees incurred in connection with the renewal of our $150 million credit facility, partially offset by increased compensation costs associated with restricted stock grants. Interest expense, which includes amortization of loan fees, decreased $544,000 or 10% in 2002 compared with 2001. The decrease is attributable to lower interest rates on our variable rate debt and a lower weighted average outstanding balance of debt in 2002. The amortization of loan fees was $293,000 and $476,000 in 2002 and 2001, respectively.

Discontinued Operations

In the second quarter 2002, we sold four industrial properties in Vista, California and one industrial property in Scottsdale, Arizona for net sale prices totaling $19,081,000, which resulted in an aggregate gain of $1,798,000. Current and prior net operating income relating to these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for the second quarter of 2002 were $0.48 per share. Common stock dividends to stockholders and distributions to Operating Partnership (“OP”) Unitholders declared for the second quarter of 2001 were $0.45 per share or OP Unit. The outstanding OP Units were redeemed on January 15, 2002. Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) decreased $161,000 or less than 1% in 2002 compared with 2001. This decrease is attributable to an increase in rental income of $852,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $1,013,000.

The net increases in rental income and rental expenses are primarily attributable to an increase in rental rates, an increase in operating expenses, and development activities, partially offset by the sales of properties during the year 2001. Increases in rental rates, expense recovery income, and early termination fees in 2002 increased rental income by $1,298,000. Increases in gas and electricity costs, and depreciation and amortization increased rental expenses by $667,000. Our development activities increased rental income and rental expenses in 2002 by $788,000 and $710,000, respectively, as compared to 2001. These increases were offset by the sale of three industrial properties and one office property in 2001 which resulted in a reduction in rental income and rental expenses in 2002 of $1,234,000 and $364,000, respectively, as compared to 2001.

Expenses

General and administrative expense decreased $2,021,000 or 50% in 2002 compared with 2001, primarily as a result of $2,250,000 of BAI financing fees incurred in connection with the renewal of our $150 million credit facility, partially offset by increased compensation costs associated with restricted stock grants. Interest expense, which includes amortization of loan fees, decreased $1,254,000 or 11% in 2002 compared with 2001. The decrease is attributable to lower interest rates on our variable rate debt. The amortization of loan fees was $577,000 and $976,000 in 2002 and 2001, respectively.

Discontinued Operations

In the second quarter 2002, we sold four industrial properties in Vista, California and one industrial property in Scottsdale, Arizona for net sale prices totaling $19,081,000, which resulted in an aggregate gain of $1,798,000. Current and prior net operating income relating to these properties is classified as discontinued operations for all periods presented.

Dividends
Common stock dividends to stockholders declared for the first and second quarters of 2002 were $0.48 per share. Common stock dividends to stockholders and distributions to OP Unitholders declared for the first and second quarters of 2001 were $0.45 per share or OP Unit. The outstanding OP Units were redeemed on January 15, 2002. Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

Liquidity and Capital Resources

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, share repurchases, development of properties, and dividends from (i) cash flow from operations, (ii) borrowings under our credit facility and, if available, other indebtedness which may include indebtedness assumed in acquisitions, and (iii) the sale of certain real estate investments.

Our cash and cash equivalents increased to $6,090,000 at June 30, 2002, from $5,512,000 at December 31, 2001. This increase is due to $19,709,000 of cash provided by operations and $13,339,000 provided by investing activities, partially offset by $32,470,000 used by financing activities.

Net cash of $19,709,000 provided by operating activities consisted primarily of $18,432,000 of net income and $8,489,000 of adjustments for non-cash items, offset by $7,212,000 used in working capital and other activities. Net cash used in working capital and other activities resulted from expenditures incurred in acquiring other assets and payments for accounts payable, accrued expenses, and other liabilities.

Net cash of $13,339,000 provided by investing activities consisted of proceeds from sales of the five operating properties in the second quarter of 2002 of $19,081,000, offset by cash used for investments in real estate of $5,742,000. Investments in real estate consisted of $3,292,000 invested in developed properties, and approximately $2,450,000 invested in our existing operating portfolio. Investments in real estate include the cost of land, buildings, building improvements, and tenant improvements. We expect to incur additional capital expenditures for our current portfolio of approximately $13,400,000 for the remainder of 2002.

Net cash used by financing activities of $32,470,000 consisted of repayments of bank borrowings and mortgage loans of $33,243,000, payment of dividends and distributions of $15,971,000, the repurchase of 24,970 shares of our common stock for $599,000, and the redemption of 8,623 shares of OP Units for $202,000 in cash, offset by net proceeds from bank borrowings of $16,270,000, refund of loan costs of $2,000, and net proceeds from stock options exercised by employees and directors of $1,273,000.

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 90% of our real estate investments served as collateral for our existing indebtedness as of June 30, 2002. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on our leverage level. As of June 30, 2002, the facility had an outstanding balance of $66,622,000 and an effective interest rate of 4.14%.

Mortgage loans payable at June 30, 2002 consist of the following (in thousands):

	Interest Rate as of
Maturity Date	June 30, 2002		Balance

March 15, 2003	7.02%		$18,357
November 19, 2004	4.02	%(1)	21,506
January 1, 2005	6.00	%(2)	4,435
June 1, 2005	7.17%		26,034

	Interest Rate as of
Maturity Date	June 30, 2002		Balance

August 1, 2005	5.55	%(3)	22,556
August 1, 2005	5.55	%(3)	3,497
July 31, 2006	8.90%		8,040
July 31, 2006	6.91%		19,319
December 1, 2006	7.95%		21,373
June 1, 2007	7.17%		35,411
June 1, 2009	7.17%		41,360
August 1, 2011	6.92	%(4)	17,666

Total			$239,554

(1)	Floating rate based on LIBOR plus 1.60%. The LIBOR rate was locked for one year at 2.42% and will expire on December 20, 2002.

(2)	Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).

(3)	Floating rate based on fixed rate on interest swap agreements. See Note 4 of the notes to financial statements.

(4)	Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

We were in compliance with the covenants and requirements of our various debt financings during the quarter ended June 30, 2002. We anticipate that the cash flow generated by our real estate investments and funds available under the credit facility will be sufficient to meet our short-term liquidity requirements.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at June 30, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period

	Less
	Than	1-3	4-5	Over 5
	1 Year	Years	Years	Years	Total

Bank Loan Payable	$—	$66,622	$—	$—	$66,622
Mortgage Loans Payable	23,236	59,049	105,540	51,729	239,554
Construction Contract Commitments	2,659	—	—	—	2,659
Standby Letters of Credit	2,096	—	—	—	2,096

Total	$27,991	$125,671	$105,540	$51,729	$310,931

Related Party Transactions

Our activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements were performed by BAI, a corporation wholly-owned by Peter Bedford, Chairman of the Board and Chief Executive Officer of Bedford Property Investors, Inc. We use the services of BAI for our acquisition, disposition, financing and development activities because we incur expenses related only to those transactions that are successfully completed. These services have been provided pursuant to written agreements (renewable annually since January 1, 1995), which provide that BAI is obligated to provide services to us with respect to our acquisition, disposition, financing and development activities, and that BAI is responsible for the payment of expenses incurred for these activities. BAI must submit to us a cost estimate for our approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities. Pursuant to the agreement, Mr. Bedford is obligated to pay BAI’s expenses described above if BAI fails to make any such payments in a timely fashion, provided that Mr. Bedford is not obligated to pay any such amounts exceeding $1 million or following a termination of BAI’s obligations based on the expiration or termination of the term of the agreement. On August 14, 2002, we announced that effective July 1, 2002, we were terminating the agreement with BAI and had hired its former employees.

This arrangement provides that BAI earns a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred. The total amount of such fees payable to BAI by us is limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

For the six months ended June 30, 2002 and 2001, we paid BAI an aggregate amount of approximately $1,785,000 and $1,817,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this arrangement. As of June 30, 2002 and December 31, 2001, we had an accrued liability of $590,000 and $1,945,000, respectively, for fees earned by BAI in excess of the amounts paid to BAI by us under the agreement. We believe that the fees charged under the foregoing arrangements are comparable to those charged by other real estate service entities or other third party service providers under similar arrangements.

At June 30, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Potential Factors Affecting Future Operating Results

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

Change in Accounting for Costs Associated with Acquisitions, Financings and Development costs

We are currently evaluating the impact of the accounting treatment for certain costs related to development, acquisitions and financings on future operating results. Based on the first and second quarters’ 2002 net income, we anticipate that the effect will not be material.

Economic Environment

Both the national economy and the economies of the western states in which we own, manage and develop properties have been and continue to be weak. The weak economy affects the real estate industry in general, and us in particular, with slightly reduced occupancy rates, flattening of growth in market rental rates, and reduced activity levels in the flow of prospective tenants for space currently available for lease.

Our property types and locations provide some degree of risk diversification but are not immune to a prolonged down cycle in the real estate markets in which we operate. Although we believe we are well positioned to meet the challenges ahead, it is possible that further reductions in occupancy rates and the absence of rental rate growth, or even reductions in market rental rates, will result in reduction of rental revenues, operating income, cash flows, and the market value of our shares. A prolonged recession could also affect our ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

These conditions, the risks that follow, and many other factors affect our actual financial performance and may cause future results to be markedly outside of our current expectations.

Interest Rate Fluctuations

At the present time, borrowings under our credit facility, the $4.6 million and $21.8 million mortgage loans from Union Bank, the $30.9 million mortgage loans from Security Life of Denver Insurance Company, and the $18.0 million mortgage loan from Washington Mutual bear interest at floating rates. The LIBOR rate on the $21.8 million mortgage loan has been fixed for a period of one year. Its effective interest rate of 4.02% expires on December 20, 2002. We recognize that our results from operations may be negatively impacted by future increases in interest rates and substantial additional borrowings to finance property acquisitions, development projects and share repurchases.

Lease Renewals

While we historically have been successful in renewing and reletting space, we are subject to the risk that certain leases expiring in 2002 and beyond may not be renewed, or the terms of renewal may be less favorable to us than current lease terms. We expect to incur costs in making improvements or repairs to our portfolio of properties required by new or renewing tenants and expect to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

Inflation

Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. Inflation, including escalations in electricity costs in California and neighboring states, however, could result in an increase in our borrowing and other operating expenses.

Government Regulations

Our properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. We believe our properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at our properties may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under, or in the property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of removal or remediation could be substantial. Additionally, the presence of such substances or the failure to properly remediate them may adversely affect the owner’s ability to borrow using such real estate as collateral.

We believe we are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances. Further, we have not been notified by any governmental authority of any non-compliance or other claim in connection with any of our present or former properties. Accordingly, we do not currently anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on our financial position, results of operations or liquidity. There can be no assurance, however, that future discoveries or events at our properties, or changes to current environmental regulations, will not result in such a material adverse impact.

Financial Performance

Management considers Funds From Operations, or FFO, to be one measure of the performance of an equity REIT. FFO during the three and six months ended June 30, 2002 was $12,432,000 and $24,907,000, respectively. During the same period in 2001, FFO was $9,777,000 and $21,338,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT’s ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to our presentation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(Restated,		(Restated,
		see Note 2)		see Note 2)
Funds From Operations
(in thousands, except share amounts):
Net income	$10,057	$5,822	$18,432	$13,529
Adjustments:
Depreciation and amortization:
Continuing operations	4,162	3,833	8,229	7,566
Discontinued operations	11	87	44	173
Minority interest	—	35	—	70
Gain on sale of operating properties	(1,798)	—	(1,798)	—

Funds From Operations	$12,432	$9,777	$24,907	$21,338

Weighted average number of shares — diluted	16,637,353	17,220,131	16,605,650	17,474,559

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we balance our borrowings between fixed and variable rate debt. While we have entered into interest swap agreements to minimize our exposure to interest rate fluctuations, we do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending June 30,
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

Variable rate LIBOR debt	$1,871	$68,578	$25,970	$24,238	$604	$15,021	$136,282	$136,282
Weighted average interest rate	4.51%	4.15%	4.38%	3.33%	6.92%	6.92%	4.37%	4.37%
Fixed rate debt	$21,365	$3,237	$27,887	$3,122	$77,575	$36,708	$169,894	$174,913
Weighted average interest rate	7.07%	7.35%	7.19%	7.40%	7.47%	7.17%	7.30%	6.50%

As the table incorporates only those exposures that existed as of June 30, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

On June 18, 2001, we entered into interest swap agreements with United California Bank. The swap agreements allow us to hedge our exposure to variable interest rates on two mortgages with remaining principal balances totaling $26,053,000 as of June 30, 2002, by effectively paying a fixed rate of interest over the term of the swap agreement. Interest rate pay differentials that arise under these swap agreements are recognized in interest expense over the term of the contracts. These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the principal value and fair value of our interest swap contracts. The principal value below provides an indication of the amount that has been hedged in these contracts but does not represent an obligation or exposure to credit risk at June 30, 2002 (dollars in thousands):

Principal	Fixed	Contract	Cumulative	Approximate Liability
Amount (1)	Rate	Maturity	Cash Paid, Net	at June 30, 2002

$22,556	5.55%	July 1, 2002	$386	$—
3,497	5.55%	July 1, 2002	69	—

$26,053			$455	$—

(1)	The principal amount is included in the table of qualitative and quantitative disclosure about market risk as variable rate LIBOR debt and fixed rate debt, as applicable.

To determine the fair values of derivative instruments in accordance with SFAS 133, we use the discounted cash flow method, which requires the use of assumptions about market conditions and risks existing at the balance sheet date. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair value is a general approximation of value, and such value may or may not actually be realized.

The swap agreements matured on July 1, 2002; therefore there were no remaining amounts included on the balance sheet in connection with these agreements as of June 30, 2002.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not presently subject to material litigation. Moreover, to our knowledge, we are not aware of any threatened litigation against us, other than routine actions for negligence, other claims and proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse impact on our liquidity, results of operations, business or financial position.

Item 2. CHANGES IN SECURITIES

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We held our annual stockholders’ meeting on May 16, 2002 to consider the following proposals:

1.	To elect five directors by the holders of our Common Stock for the ensuing year.

2.	To approve the Bedford Property Investors, Inc. 2002 Directors’ Stock Option Plan

3.	To ratify the appointment by the Board of Directors of our independent public accountants for the year ending December 31, 2002.

All proposals were approved. Following are the results of the voting for proposals 1, 2 and 3:

		For	Against	Abstain

1.	To elect five directors to serve until the next annual meeting of stockholders	15,269,678	—	130,204
2.	To approve the 2002 Directors’ Stock Option Plan	10,758,866	4,546,296	94,720
3.	To ratify the appointment by the Board of Directors of our independent public accountants	15,236,985	124,868	38,029

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

Exhibit No.	Exhibit

3.1(a)	Articles of Incorporation of Bedford Property Investors, Inc. is incorporated herein by reference to Exhibit 4.2 of our Registration Statement on Form S-2 (File No. 333-00921) filed on February 14, 1996.
3.1(b)	Charter of Bedford Property Investors, Inc., as amended, is incorporated herein by reference to Exhibit 4.2 of our Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-00921) filed on March 29, 1996.
3.1(c)	Articles of Amendment of Charter of Bedford Property Investors, Inc. is incorporated herein by reference to Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1997.
3.2	Amended and Restated Bylaws of Bedford Property Investors, Inc. is incorporated herein by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 2000.

B.  Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated: August 14, 2002

               BEDFORD PROPERTY INVESTORS, INC.
                                           (Registrant)

By:	/s/ HANH KIHARA

Hanh Kihara Senior Vice President and Chief Financial Officer

By:	/s/ KRISTA K. ROWLAND

Krista K. Rowland Vice President and Controller