Form 10-K/A
period 2001-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2002-08-23
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 1-12222

                        BEDFORD PROPERTY INVESTORS, INC.
             (Exact name of Registrant as specified in its charter)

MARYLAND                                                              68-0306514
--------                                                              ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                    270 Lafayette Circle, Lafayette, CA 94549
                    -----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code               (925)  283-8910
                                                                 ---------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement mailed to stockholders in connection with the Registrant's annual meeting of stockholders, scheduled on May 16, 2002, are incorporated by reference in items 10 through 12 of Part III of this report. Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this report.

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

The financial statements for 2001, 2000 and 1999 have been restated as explained in Note 2 of the accompanying consolidated financial statements. Management's discussion and analysis below compares the restated 2001 results to the restated 2000 results, and the restated 2000 results to the restated 1999 results.

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

Prior to July 1, 2002, the Company's activities relating to the development of new properties, including the due diligence process, were conducted on an exclusive basis by Bedford Acquisitions, Inc. (BAI), a California corporation wholly-owned by Mr. Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. For these services, BAI earned a success fee in an in amount equal to 1 1/2 % of the gross amount of the aggregate purchase price of property acquisitions and dispositions, up to 1 1/2 % of any loans arranged by BAI, plus up to 7% of development project costs. The total amount of such fees payable to BAI by the Company was limited to the lesser of : (i) the aggregate amount of such fees earned or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, loan or development. On August 14, 2002, we announced that effective July 1, 2002 we were terminating our agreement with BAI and had hired its former employees.

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

Following completion of an initial review of a property, the Company may make a purchase offer, subject to satisfactory completion of its due diligence process. The due diligence process enables the Company to refine its original estimate of a property's potential performance and typically includes a complete review and analysis of the property's physical structure, systems, environmental status and projected financial performance. The due diligence also includes an evaluation of the local market including competitive properties and relevant economic and demographic information. Mr. Bedford and at least one other officer and one other Board member of the Company will typically visit each proposed acquisition property before the purchase is closed. Prior to July 1, 2002, acquisitions of properties for the Company were conducted by BAI as described above.

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

>From November 1998 when the Company's stock traded at a discount to its estimated net asset value (estimated based on current cap rate and earning estimates), the Company bought its shares under the share repurchase program. During 2001, with a dividend yield approximately equal to 9% and an average borrowing cost of 6.9%, the Company continued to repurchase its common stock because buying back stock increases the stockholders' relative percentage ownership in the Company and therefore brings additional value to that ownership.

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

3. Develop and Acquire "Service Center Flex and Suburban Office" Properties.

Among the Company's targeted properties are service center flex industrial properties as well as suburban office flex buildings. These buildings provide for a wider range of function than that offered by traditional office or industrial properties and are an efficient facility choice for technology sector firms that have frequently changing space needs. These properties are divisible into units ranging from approximately 1,500 square feet to approximately 20,000 square feet in order to accommodate multiple tenants of various sizes and needs. The buildings, which generally range in size from 8,000 to 80,000 square feet, have a clear height of 12 to 18 feet and are built using concrete tilt construction with store fronts incorporated in the front elevation and service doors or continued storefront in the back elevation. The Company believes that these properties require more management expertise than other types of industrial properties and that it has developed such expertise. The Company also believes that many potential buyers do not wish or are not well- positioned to undertake such active management. As a result, the Company believes that it often faces fewer competitors for this product and is generally able to acquire these properties at above average yields.

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

Operating Performance (Restated, see Note 2 of the accompanying consolidated financial statements)

For the year ended December 31, 2001, the Company reported net income before gain on sales of real estate investments of $28,974,000, on rental revenues of $99,949,000, compared with net income before gain on sales of real estate investments of $29,903,000, on rental revenues of $97,518,000 for the year ended December 31, 2000. Gain on sales of real estate investments for the year ended December 31, 2001 was $5,976,000 compared with gain on sales of real estate investments of $38,404,000 for the year ended December 31, 2000. The Company's Funds From Operations ("FFO": see definition under "Selected Financial Data") for the year ended December 31, 2001 was $45,250,000 as compared to $43,801,000 for the year ended December 31, 2000. Due to the share repurchase program, FFO was spread over fewer shares, resulting in the growth of the "per share" amount.

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

Other Information

The Company currently employs 44 full time employees, including eleven employees hired from BAI effective July 1, 2002. The Company is not dependent upon a single tenant or a limited number of tenants.

ITEM 2. PROPERTIES

Real Estate Summary

As of December 31, 2001, the Company's real estate investments (restated, see
Note 2 of the accompanying consolidated financial statements) were diversified by property type as follows (dollars in thousands):

                                        Number of                  Percent
                                       Properties     Cost        of Total
                                       -----------------------------------------
Industrial buildings                         58     $303,169           46%
Office buildings                             29      326,459           50%
Operating properties held for sale            3       11,036            2%
Land held for development                    11       13,398            2%
      -------------------------------------------------------------------------

Total                                       101     $654,062          100%
      -------------------------------------------------------------------------

As of December 31, 2001, the Company's real estate investments (restated, see
Note 2 of the accompanying consolidated financial statements) were diversified by geographic region as follows (dollars in thousands):

                                            Number of  Investment    % of Total
                                           Properties    Amount      Investment
                                           -------------------------------------
Industrial buildings
--------------------
Northern California                             29     $152,267           23
Arizona                                         15       72,185           11
Southern California                             12       64,517           10
Greater Seattle Area                             2       14,200            2
                                           -------------------------------------

Total industrial buildings                      58      303,169           46
                                           -------------------------------------

Office buildings
----------------
Northern California                              5       26,042            4
Arizona                                          5       36,068            5
Southern California                              4       31,341            5
Colorado                                         8      103,488           16
Greater Seattle Area                             6      116,566           18
Nevada                                           1       12,954            2
                                           -------------------------------------

Total office buildings                          29      326,459           50
                                           -------------------------------------

Operating properties held for sale
----------------------------------
Northern California                              3       11,036            2
                                           -------------------------------------

Total operating properties held for sale         3       11,036            2
                                           -------------------------------------

Land held for development
-------------------------
Northern California                              4        5,654            *
Arizona                                          1          637            *
Southern California                              4        3,168            *
Colorado                                         2        3,939            *
                                           -------------------------------------

Total land held for development                 11       13,398            2
                                           -------------------------------------

Total                                          101     $654,062          100%
                                           =====================================

* Less than 1%

Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the property as of the end of the year and the principal business of the tenants in the Company's properties at December 31, 2001.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS
--------------------
Northern California
Building #3 at Contra Costa
  Diablo Ind. Park, Concord        100% 1     100% 1     100% 1     100% 1     100% 1    Television cable service.

Building #8 at Contra Costa
  Diablo Ind. Park, Concord        100% 1     100% 1     100% 1     100% 1     100% 1    Warehouse and storage of medical supplies.

Building #18 at
  Mason Ind. Park, Concord         100% 2      92% 2     100% 2     100% 2     100% 2    Warehouse of scaffolding materials and
                                                                                         construction supplies; roofing contractor.

Milpitas Town Center, Milpitas     100% 4     100% 3     100% 4     100% 3     100% 3    Manufacturer of blood glucose meters;
                                                                                         integrated technology solutions;
                                                                                         manufacturer of vacuum pumps and related
                                                                                         parts.

598 Gibraltar Drive, Milpitas      100% 1     100% 1     100% 1     100% 1     100% 1    Electronic computer component manufacturer.

Auburn Court, Fremont              100% 4     100% 4      68% 3     100% 4     100% 4    Research and development of silicon
                                                                                         implants and other medical products;
                                                                                         electronic computer component manufacturer;
                                                                                         computer software developer; high-
                                                                                         performance fiber optic components
                                                                                         supplier.
47650 Westinghouse Drive,
   Fremont                         100% 1     100% 1     100% 1     100% 1     100% 1    Electronic personal computer board
                                                                                         assembly.

410 Allerton, South
    San Francisco                  100% 1     100% 1     100% 1     100% 1     100% 1   Candy manufacturer and distributor.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Northern California (continued)
400 Grandview, South
    San Francisco                  100% 4     100% 4     100% 4     100% 4     100% 4    Radiology research and developer; freight
                                                                                         forwarding companies; retail display
                                                                                         company.

342 Allerton, South
    San Francisco                  100% 4     100% 4     100% 4     100% 4     100% 4    Freight forwarding companies; food broker.

301 East Grand, South
    San Francisco                  100% 3      100%3      75% 2     100% 3     100% 3    Freight forwarding; distributor of MRI
                                                                                         equipment; moving company.

Fourier Avenue, Fremont            100% 1     100% 1     100% 1     100% 1     100% 1    Manufacturer of testers and equipment for
                                                                                         semi-conductors.

Lundy Avenue, San Jose             100% 2      82% 1     100% 2     100% 2     100% 2    Testing and distribution of semi-conductors
                                                                                         and other related electronic components;
                                                                                         software sales and development.

115 Mason Circle, Concord          100% 5     100% 5     100% 5     100% 5     100% 5    Manufacturer and distributor of pipeline;
                                                                                         distributor of fund raising products;
                                                                                         distributor of water purifying systems;
                                                                                         fluid sealing and handling company.

47600 Westinghouse Drive,
   Fremont                         100% 1     100% 1     100% 1     100% 1     100% 1    Research and development assembly and
                                                                                         testing related to the semi-conductor/
                                                                                         electronics industry.

860-870 Napa Valley Corporate
   Way, Napa                        86% 3     100% 3      88% 2      94% 2     100% 2    Winery; engineering company and software
                                                                                         developer.

47633 Westinghouse Drive,
   Fremont                         100% 1     100% 1     100% 1     100% 1     100% 1    Research and development assembly and
                                                                                         testing related to the semi-conductor/
                                                                                         electronics industry.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
47513 Westinghouse Drive,
  Fremont                             N/A     100% 2     100% 2     100% 2     100% 2    Manufacturer of semi-conductor equipment;
                                                                                         manufacturer and designer of arterial
                                                                                         balloon catheters and other related
                                                                                         devices.

Bordeaux Centre, Napa                 N/A      38% 2      89% 4     100% 5     100% 5    Cork manufacturer; marine electronics
                                                                                         distributor; wine storage and distributor;
                                                                                         research and development of packaging
                                                                                         material; and wine club distributor.

O'Toole Business Park, San Jose     90% 0      89% 0     100% 0     100% 1      84% 1    Commercial print shop.

6500 Kaiser Drive, Fremont         100% 1     100% 1     100% 1     100% 1     100% 1    Research and development, manufacturer of
                                                                                         computers.

Bedford Fremont Business Park,
  Fremont                          100% 1     100% 1      97% 1      97% 1      97% 1    Administration and testing of samples for
                                                                                         managed care organizations.

Spinnaker Court, Fremont           100% 2     100% 2     100% 2     100% 3     100% 3    Design-to-distribution of computing
                                                                                         solutions; manufacturer of electronic
                                                                                         components for semiconductor; developer of
                                                                                         broadband products and related components.

2277 Pine View Way, Petaluma       100% 1     100% 1     100% 1     100% 1     100% 1    Manufacturer and distributor of eyeglass
                                                                                         lenses for world-wide distribution.

The Mondavi Building, Napa         100% 1     100% 1     100% 1     100% 1     100% 1    Wine storage and administration.

Monterey Commerce Center 2,
   Monterey*                       100% 1     100% 1     100% 1     100% 1     100% 1    Language interpretation.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Northern California (continued)
Monterey Commerce Center 3,
   Monterey*                       100% 3     100% 3     100% 3      81% 4      81% 4    Office equipment sales/service; telephone/
                                                                                         data switching center; electronic building
                                                                                         systems sales/service/warehousing;
                                                                                         pharmaceutical sales/service/warehousing.

Parkpoint Business Center,
    Santa Rosa                        N/A     100% 3     100% 3      95% 3      98% 3    Physical therapy and rehabilitation; point
                                                                                         of sale machine manufacturer; mortgage
                                                                                         broker.

2180 S. McDowell Blvd.,
    Petaluma                          N/A     100% 2      81% 1      69% 1     100% 2    Manufacturer of high-end, commercial grade
                                                                                         sound equipment; valve and regulator
                                                                                         automation sales and manufacturer.

2190 S. McDowell Blvd.,
    Petaluma                          N/A     100% 2     100% 2     100% 2     100% 2    Bread distributor; distributor of paper and
                                                                                         packaging products.

Carneros Commons Phase II,
    Napa                              N/A        N/A        N/A        N/A      63% 1    Wine maker and exporter.

Southern California
Dupont Industrial Center,
    Ontario                        100% 1      97% 1     100% 2     100% 1      97% 1    Distributor of swimming pool supplies.

3002 Dow Business Center,
    Tustin                         100% 0      99% 0      99% 0      98% 0      98% 0    No single tenant over 10%.

Carroll Tech I, San Diego          100% 1     100% 1     100% 1     100% 1     100% 1    Sales and service of point of sales
                                                                                         equipment.

Vista 1, Vista                     100% 1       0% 0       0% 0     100% 1     100% 1    Water purifying components manufacturer.

Vista 2, Vista                     100% 1     100% 1     100% 1     100% 1     100% 1    Manufacturer of graphite golf club shaft.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Southern California (continued)
Signal Systems Building,
    San Diego                      100% 1     100% 1     100% 1     100% 1     100% 1    Developer and manufacturer of avionic
                                                                                         diagnostic equipment.

Carroll Tech II, San Diego         100% 1     100% 1     100% 1     100% 1     100% 1    Bio-technology company.

2230 Oak Ridge Way, Vista          100% 1     100% 1     100% 1     100% 1     100% 1    Manufacturer of equipment for circuit board
                                                                                         assembly.

6960 Flanders Drive, San Diego        N/A     100% 1     100% 1     100% 1     100% 1    Geotechnical and environmental consultant.

Canyon Vista Center, San Diego        N/A        N/A     100% 3     100% 3     100% 3    Designer of interactive entertainment
                                                                                         software; product development testing and
                                                                                         marketing; testing of computer networking
                                                                                         products.

6325 Lusk Blvd., San Diego            N/A        N/A     100% 2     100% 2     100% 1    Bio-tech company developing diabetes
                                                                                         self-test products.

Jurupa Business Center, Phase I,
     Ontario                          N/A        N/A        N/A        N/A       0% 0    New development project in lease-up phase.

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
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Arizona (continued)
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

Rio Salado Corporate Centre,
     Phoenix                          N/A        N/A        N/A         0%         0%    Rehabilitated property in lease-up phase.

Phoenix Tech Center,
     Phoenix                          N/A        N/A        N/A     100% 1     100% 1    Reprocessing/recycling of single-use
                                                                                         non-medical devices.

The Adams Brothers Building,
     Phoenix                          N/A        N/A     100% 1     100% 1     100% 1    Interior design and home products sales.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Arizona (continued)
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

OFFICE BUILDINGS
----------------
Northern California
Village Green, Lafayette            99% 1     100% 2     100% 2     100% 2     100% 2    Environmental consultant; real estate
                                                                                         investment trust.

Carneros Commons Phase I,             N/A        N/A        N/A       0% 0      30% 1    E-commerce payment processing service.
  Napa

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
                                                                                         audio discs; financing/loan servicing.

3380 Cypress Drive, Petaluma          N/A     100% 1     100% 1     100% 1     100% 1    Manufacturer of hearing devices.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS (continued)
----------------
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

WaterPark @ Briarwood Bldg. 3,
     Englewood                        N/A        N/A        N/A        N/A      22% 1    Insurance provider.

WaterPark @ Briarwood Bldg. 4,
     Englewood                        N/A        N/A        N/A        N/A     100% 1    County government.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS (continued)
----------------
Colorado (continued)
Bedford Center @ Rampart,
     Englewood                        N/A        N/A        N/A      97% 3      96% 3    Office equipment sales and leasing;
                                                                                         insurance company; corporate travel agency.

Arizona
Executive Center at Southbank,
    Phoenix                         98% 3      98% 3      98% 3      92% 3     100% 3    Travel agency; call center for medical
                                                                                         records; telemarketing call center.

Phoenix Airport Center #1,
    Phoenix                        100% 5     100% 5     100% 3     100% 5      88% 3    Banking services; security services and
                                                                                         sales office; electronic marketing and
                                                                                         sales.

Cabrillo Executive Center,
    Phoenix                           N/A      97% 2     100% 2      94% 3      96% 3    Insurance company; provider of email
                                                                                         systems and software for businesses; home
                                                                                         builder.

Mountain Pointe Office Park,
     Phoenix                          N/A        N/A       0% 0     100% 1     100% 1    Civil engineering.

1355 S. Clearview Avenue,
     Mesa                             N/A        N/A     100% 1     100% 1     100% 1    Debt collection services.

Greater Seattle Area
Orillia Office Park, Renton        100% 1     100% 1     100% 1     100% 1     100% 1    Manufacturer of aircraft.

Adobe Systems Bldg. 1, Seattle        N/A     100% 1     100% 1     100% 1     100% 1    Computer software design and engineering.

Adobe Systems Bldg. II, Seattle       N/A      77% 1     100% 2     100% 2     100% 2    Computer software design and engineering;
                                                                                         non-profit acupuncture and alternative
                                                                                         medicine school and clinic.

           Percentage Occupied/Number of Tenants Occupying 10% or more

                                    1997       1998       1999       2000       2001
Property                           %   #      %   #      %   #      %   #      %   #     Principal Business at December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS (continued)
----------------
Greater Seattle Area (continued)
Highlands Campus, Bldg. A,
     Bothell                          N/A        N/A      38% 1     100% 2     100% 2    Computer software research and development;
                                                                                         cellular phone manufacturer.

The Federal Way Building,
     Federal Way                      N/A        N/A     100% 3     100% 2     100% 2    Property/casualty insurance company;
                                                                                         gasoline company.

Federal Way Building II,
     Federal Way                      N/A        N/A     100% 4     100% 3      88% 3    Producer of semiconductor/computer
                                                                                         technology components; financial advisor
                                                                                         and lender; and insurance company.

Nevada
U. S. Bank Centre, Reno             94% 1      99% 1     100% 2      90% 2      80% 2    Insurance services; mining.

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

                              Number of                     Percentage
                               Leases      Occupied         of Occupied
Year                          Expiring    Square Feet       Square Feet
----                          --------    -----------       -----------

2002                             92          729,607           11.3%
2003                             85          924,329           14.3
2004                            106        1,659,100           25.6
2005                             84        1,354,188           20.9
2006                             46          642,244            9.9
2007                             13          505,084            7.8
2008                              6           39,109            0.6
2009                              4          124,480            1.9
2010                              6          365,875            5.7
2011 and thereafter               2          130,200            2.0
                                ---        ---------          -----

     Total                      444        6,474,216          100.0%
                                ===        =========          =====

Principal Provisions of Leases

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area ("GLA") of each of the Company's Properties and the realty tax rate for each Property for 2001.

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS
--------------------
Northern California
Building #3 at Contra Costa        $19,099        1           21,840        21,840         $8.28          Feb. 05        None
    Diablo Ind. Park, Concord    $1.01/100

Building #8 at Contra Costa        $28,564        1           31,800        31,800        $11.61          Dec. 05     1-5 yr.
    Diablo Ind. Park, Concord    $1.01/100

Building #18 at Mason              $21,203        2           28,836         7,225         $7.68           May 03        None
     Industrial Park, Concord    $1.01/100                                   4,825         $9.00          Feb. 06        None

Milpitas Town Center,              $72,620        4          102,620        23,924        $18.00          Apr. 04      1-1yr.
    Milpitas                     $1.10/100                                                                            1-5 yr.
                                                                            24,426        $11.28          Apr. 04     1-1 yr.
                                                                                                                      1-2 yr.
                                                                            30,840        $15.00          Jul. 03     1-5 yr.
                                                                            23,430        $14.16          Jan. 05        None

598 Gibraltar Drive,               $48,446        1           45,090        45,090        $19.97          Apr. 05        None
    Milpitas                     $1.10/100

Auburn Court,                      $48,994        4           68,030        16,095        $15.60          Jul. 04        None
    Fremont                      $1.04/100                                  12,060        $14.40          Apr. 03        None
                                                                            15,755        $15.00          Mar. 03        None
                                                                            18,160        $22.05          Jul. 05        None

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Northern California (continued)
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
    San Jose                     $1.09/100                                  11,086        $15.60          Jul. 04     1-5 yr.

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Northern California (continued)
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
     Fremont                     $1.04/100

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Northern California (continued)
Bedford Fremont Business Center,  $147,291        1          146,509        71,532        $16.92          Jul. 03     1-3 yr.
    Fremont                      $1.04/100

Spinnaker Court,                  $151,274        3           98,500        53,380        $22.80          Mar. 04        None
     Fremont                     $1.04/100                                  24,350        $10.51          Mar. 05        None
                                                                            20,770        $28.35          Nov. 05     1-5 yr.

2277 Pine View Way,               $107,348        1          120,480       120,480         $7.61          Mar. 07     2-5 yr.
    Petaluma                     $1.07/100

The Mondavi Building,             $103,711        1          120,157       120,157         $5.42          Sep. 12     1-5 yr.
     Napa                        $1.03/100

Monterey Commerce                  $23,780        1           28,020        28,020        $15.60          Dec. 05     1-5 yr.
    Center 2, Monterey           $1.00/100

Monterey Commerce                  $23,465        4           24,240         3,817        $16.20          Jul. 04        None
    Center 3, Monterey           $1.00/100                                   3,050        $14.76          Nov. 03     1-3 yr.
                                                                             4,448        $15.60          Oct. 05     1-5 yr.
                                                                             8,350        $17.40          Oct. 05     1-5 yr.

Parkpoint Business Center,         $74,844        3           67,869         8,767        $16.20          Dec. 01        None
    Santa Rosa                   $1.09/100                                   7,894        $16.07          Jan. 02        None
                                                                            17,505        $16.20          Mar. 03     1-5 yr.

2180 S. McDowell Blvd.,            $40,999        2           43,197        29,709         $8.53          Mar. 05        None
     Petaluma                    $1.07/100                                  13,488         $9.12          Feb. 06     1-5 yr.

2190 S. McDowell Blvd.,            $31,132        2           32,719        17,131         $9.62          Mar. 04     1-5 yr.
     Petaluma                    $1.07/100                                  15,588         $8.59          Apr. 06     2-5 yr.

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Northern California (continued)
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
    San Diego                    $1.11/100

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Southern California (continued)

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
    Phoenix                     $12.83/100

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
Arizona (continued)
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
    Phoenix                     $17.10/100                                  30,409         $7.56          Jun. 05        None

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS (continued)
--------------------
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

OFFICE BUILDINGS
----------------
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
    Petaluma                     $1.09/100

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS (continued)
----------------
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
     Englewood                  $11.97/100                                  36,077        $13.14          Oct. 05        None
                                                                            21,232        $14.14          Oct. 05     2-5 yr.

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS (continued)
----------------
Colorado (continued)
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
    Mesa                        $10.95/100

                                  Annual     # of Leases                 Square Feet   Contract Rent
                                 Property    with 10% or     Project       of Each       ($/Sq/Yr)        Lease       Renewal
Property                        Taxes/Rate   More of GLA   Square Feet     Tenant      At End of Year   Expiration    Options
--------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS (continued)
----------------
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
     Reno                        $3.52/100                                  13,064        $21.36          Jun. 04        None

Average Base Rent

The following table sets forth the average rent at the end of each year for the last five years for each property owned as of December 31, 2001 (in dollars):

                  Average Base Rent ($/Sq Ft/Yr) At End of Year

                                           1997      1998      1999      2000      2001
                                           ----      ----      ----      ----      ----
INDUSTRIAL BUILDINGS:
---------------------
Northern California
Building #3 at Contra Costa Diablo        $6.84     $6.84     $7.80     $8.04     $8.28
Building #8 at Contra Costa Diablo         6.00      6.00      6.72     11.61     11.61
Building #18 at Mason Industrial Park      6.88      6.93      7.22      7.54      8.49
Milpitas Town Center                       8.90     10.69     12.74     14.36     14.62
598 Gibraltar Drive                        9.48     10.44     10.44     19.20     19.97
Auburn Court                               7.80     10.62     11.25     16.13     16.86
47650 Westinghouse Drive                   9.00      9.60     10.20     10.80     10.80
410 Allerton                               5.16      6.60      7.20      7.80      9.60
400 Grandview                              7.03      7.50      7.95      8.27      7.72
342 Allerton                               7.57      7.73      9.13     10.40     12.95
301 East Grand                             5.58      6.30      6.90      7.42      7.79
Fourier Avenue                             8.99      8.99      8.99      8.99     10.67
Lundy Avenue                               7.09      7.36     14.40     14.51     15.60
115 Mason Circle                           6.22      6.59      6.78      7.21      7.60
47600 Westinghouse Drive                  10.20     10.56     10.92     11.28     11.64
860-870 Napa Valley Corporate Way          8.86      9.48      9.90     11.06     11.72
47633 Westinghouse Drive                  11.60     11.83     12.06     12.31     12.55
47513 Westinghouse Drive                    N/A     14.32     14.92     15.52     16.12
Bordeaux Centre                             N/A      7.33      6.57      7.06      7.26
O'Toole Business Park                     10.31     13.81     14.38     17.16     22.09
6500 Kaiser Drive                          9.00      9.60      9.60     10.20     10.20
Bedford Fremont Business Center           11.93     14.63     16.39     17.97     20.23
Spinnaker Court                            8.01      8.25      8.25     14.72     20.93
2277 Pine View Way                         6.91      6.91      7.25      7.25      7.61
The Mondavi Building                       4.92      4.92      5.17      5.17      5.42
Monterey Commerce Center 2                14.16     14.64     15.12     15.60     15.60
Monterey Commerce Center 3                14.70     15.22     15.32     15.59     16.35
Parkpoint Business Center                   N/A     15.19     15.68     16.50     17.03
2180 S. McDowell Blvd                       N/A      8.37     11.20      8.28      8.71
2190 S. McDowell Blvd                       N/A      8.19      8.39      8.89      9.13
Carneros Commons Phase II*                  N/A       N/A       N/A       N/A     16.14

Southern California
Dupont Industrial Center                   3.40      3.44      3.67      3.82      3.88
3002 Dow Business Center                   8.32      8.86      9.52     10.20     10.92
Carroll Tech I                            11.93      3.17      9.11      9.47      9.84
Vista 1                                    0.00      0.00      0.00      3.11      6.71

* Shell construction completed during 2001; property in lease-up phase.

                  Average Base Rent ($/Sq Ft/Yr) At End of Year

                                       1997      1998      1999      2000      2001
                                       ----      ----      ----      ----      ----
INDUSTRIAL BUILDINGS (continued):
--------------------
Southern California (continued)
Vista 2                               $6.61     $6.88     $7.15     $7.44     $6.86
Signal Systems Building                8.11     10.20     10.42     10.79     11.08
Carroll Tech II                       11.52     12.00     13.79     14.40     14.40
2230 Oak Ridge Way                      N/A      6.49      6.63      6.83      7.08
6960 Flanders Drive                     N/A      9.60      9.98     10.38     10.80
Canyon Vista Center                     N/A       N/A      8.86     10.05     10.44
6325 Lusk Blvd                          N/A       N/A     12.48     12.98     14.59
Jurupa Business Center *                N/A       N/A       N/A       N/A       --

Arizona
Westech Business Center                9.44      9.99      9.97     10.37     10.66
Westech II                              N/A      8.86      8.87      9.63      9.78
2601 W. Broadway                       7.14      7.14      7.14      7.43      7.72
Phoenix Airport Center #2              7.20      7.20      7.80      7.80     10.50
Phoenix Airport Center #3              6.36      6.36      7.02      7.02      9.18
Phoenix Airport Center #4              7.20      7.80      7.80      8.36      8.36
Phoenix Airport Center #5              7.21      8.68      8.68      9.56      9.56
Butterfield Business Center            7.08      7.11      6.38      6.45      6.35
Butterfield Tech Center II              N/A       N/A      6.67      6.85      7.07
Greystone Business Park                 N/A       N/A     10.56     10.85     11.67
Cimarron Business Park                  N/A      8.94     10.09     10.29     10.53
Rio Salado Corporate Centre             N/A       N/A       N/A      0.00      0.00
Phoenix Tech Center                     N/A       N/A       N/A      9.90      9.90
The Adams Brothers Building             N/A       N/A      4.56      4.69      5.02
Bedford Realty Partners, L.P.           N/A       N/A      7.21      8.00      8.26

Greater Seattle Area
Highlands Campus Building B             N/A       N/A       N/A     12.34     13.02
Highlands Campus Building C             N/A       N/A       N/A     14.46     14.23

* Shell construction completed during 2001; property in lease-up phase.

                  Average Base Rent ($/Sq Ft/Yr) At End of Year

                                       1997      1998      1999      2000      2001
                                       ----      ----      ----      ----      ----
OFFICE BUILDINGS:
-----------------
Northern California
Village Green                        $23.24    $23.70    $24.45    $26.69    $27.58
Carneros Commons Phase I                N/A       N/A       N/A      0.00     15.35
Canyon Park                           15.92     16.44     16.44     20.92     21.92
Crow Canyon Centre                      N/A       N/A     25.20     25.43     26.66
Monterey Commerce Center 1            20.12     19.78     19.69     20.36     20.68
3880 Cypress Drive                      N/A     13.08     13.08     13.56     13.56

Southern California
Laguna Hills Square                   23.90     24.79     25.17     24.44     25.51
Carroll Tech III                       8.52      8.52      9.60      9.98     10.38
Scripps Wateridge                     11.41     12.53     13.16     13.40     14.05
Carroll Tech IV                         N/A       N/A     15.00     12.44     12.81

Colorado
Oracle Building                       23.37     23.34     23.34     23.34     24.22
Texaco Building                         N/A     18.05     18.05     20.06     20.06
WaterPark @ Briarwood Bldg. 1           N/A       N/A       N/A     12.90     13.24
Belleview Corp. Plaza II Office *       N/A       N/A       N/A       N/A     17.75
WaterPark @ Briarwood Bldg. 2           N/A       N/A       N/A     13.18     13.39
WaterPark @ Briarwood Bldg. 3 *         N/A       N/A       N/A       N/A     14.00
WaterPark @ Briarwood Bldg. 4           N/A       N/A       N/A       N/A     14.00
Bedford Center @ Rampart                N/A       N/A       N/A     12.73     13.09

Arizona
Executive Center at Southbank          9.23      9.46      9.64      9.89     10.78
Phoenix Airport Center #1             13.81     13.69     13.97      9.97     14.97
Cabrillo Executive Center               N/A     16.64     17.03     17.24     18.00
Mountain Pointe Office Park             N/A       N/A       N/A     19.20     19.20
1355 S. Clearview Avenue                N/A       N/A     12.72     12.72     12.72

Greater Seattle Area
Orillia Office Park                    9.35      9.35      9.35     10.50     10.50
Adobe Systems Bldg. 1                   N/A     15.53     15.53     15.53     15.53
Adobe Systems Bldg. 2                   N/A     22.04     16.71     16.74     17.39
Highlands Campus Building A             N/A       N/A     12.51     15.06     15.25
The Federal Way Building                N/A       N/A     12.65     13.77     13.77
Federal Way Building II                 N/A       N/A     14.20     14.31     14.24

Nevada
U.S. Bank Centre                      18.59     18.76     19.03     22.48     21.07

* Shell construction completed during 2001; property in lease-up phase.

Tax Information

The following table sets forth tax information of the Company's real estate investments at December 31, 2001, as follows: (i) Federal tax basis, (ii) method of depreciation, and (iii) life claimed, with respect to each property or component thereof for purposes of depreciation (dollars in thousands):

                                                          Federal       Depreciation       Life
Depreciable assets                                      Tax Basis             Method    In Years
-----------------------------------------------------------------------------------------------------
INDUSTRIAL BUILDINGS
--------------------

Northern California                                      $  5,171       MACRS - 200%        5.00
                                                            2,841       MACRS - 150%       15.00
                                                            3,783      Straight Line       31.50
                                                          100,123      Straight Line       39.00
                                                         --------
                                                          111,918

Southern California                                         1,562       MACRS - 200%        5.00
                                                              871       MACRS - 150%       15.00
                                                           43,130      Straight Line       39.00
                                                         --------
                                                           45,563

Arizona                                                     2,186       MACRS - 200%        5.00
                                                            1,210       MACRS - 150%       15.00
                                                           48,211      Straight Line       39.00
                                                         --------
                                                           51,607

Greater Seattle Area                                       10,345      Straight Line       39.00
                                                         --------
Total depreciable assets for industrial buildings         219,433
                                                         --------

OFFICE BUILDINGS
----------------

Northern California                                         2,547       MACRS - 200%        5.00
                                                            1,485       MACRS - 150%       15.00
                                                           22,038      Straight Line       39.00
                                                         --------
                                                           26,070

Southern California                                         2,563       MACRS - 200%        5.00
                                                            1,390       MACRS - 150%       15.00
                                                           18,085      Straight Line       39.00
                                                         --------
                                                           22,038

Arizona                                                     2,721       MACRS - 200%        5.00
                                                            1,564       MACRS - 150%       15.00
                                                           19,093      Straight Line       39.00
                                                         --------
                                                           23,378

Greater Seattle Area                                       11,770       MACRS - 200%        5.00
                                                            6,274       MACRS - 150%       15.00
                                                           79,960      Straight Line       39.00
                                                         --------
                                                           98,004

Nevada                                                      1,258       MACRS - 200%        5.00
                                                              674       MACRS - 150%       15.00
                                                            8,924      Straight Line       39.00
                                                         --------
                                                           10,856

                                                          Federal       Depreciation       Life
Depreciable assets                                      Tax Basis             Method    In Years
-----------------------------------------------------------------------------------------------------
OFFICE BUILDINGS (continued)
----------------

Colorado                                                    6,702       MACRS - 200%        5.00
                                                            3,584       MACRS - 150%       15.00
                                                           69,440      Straight Line       39.00
                                                         --------
                                                           79,726
                                                         --------
Total depreciable assets for office buildings             260,072
                                                         --------

Grand total                                              $479,505
                                                         ========

For additional information on the Company's real estate portfolio, see Note 3 to the Consolidated Financial Statements.

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

                                                                     Dividend
                                          High            Low       Per Share
                                      ------------------------------------------

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

ITEM 6. SELECTED FINANCIAL DATA

Following is a table of selected financial data of the Company for the last five years (which should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained herein):

                (in thousands of dollars, except per share data)

                                          2001          2000          1999          1998          1997
                                      Restated(1)   Restated(1)   Restated(1)   Restated(1)   Restated(1)
---------------------------------------------------------------------------------------------------------
Operating Data:
     Rental income                    $ 99,949      $ 97,518      $ 90,527      $ 73,451      $ 46,377
     Gain on sales of real
        estate investments               5,976        38,404         7,796            --        11,533
     Net income                         34,950        68,307        38,659        29,695        30,752
     Per common share -
     assuming dilution:
         Income before
         extraordinary item           $   2.06      $   3.70      $   1.82      $   1.30      $   1.91
         Net income                   $   2.06      $   3.70      $   1.81      $   1.30      $   1.91

Balance Sheet Data:
     Real estate investments          $605,078      $608,511      $647,950      $579,121      $422,549
     Bank loan payable                  80,925        77,320       137,156       147,443         8,216
     Mortgage loans payable            242,066       224,205       206,880        80,116        60,323
     Common and other
         stockholders' equity          275,880       296,199       296,644       345,249       345,887

Other Data:
     Net cash provided by
         operating activities         $ 47,082      $ 45,703      $ 45,191      $ 37,370      $ 24,583
     Net cash provided (used) by
           investing activities         (6,977)       70,127       (71,467)     (166,187)     (179,821)
     Net cash provided (used) by
           financing activities        (37,753)     (114,254)       26,574       128,742       155,271
     Funds From Operations(2)           45,250        43,801        44,257        40,480        25,044
     Dividends declared per share     $   1.86      $   1.74      $   1.56      $   1.32      $   1.13

     (1) Effective July 2002, the Company corrected its accounting treatment for fees incurred under its contractual relationship with Bedford Acquisitions, Inc. ("BAI") (see Note 6 of the accompanying consolidated financial statements), commencing in the fourth quarter of 1997 and continuing through the quarter ended June 30, 2002. This new treatment was based on the Company's independent auditors' advice that they would no longer support the prior method of accounting for BAI. The Company has been advised by its independent auditors that the correction of the accounting treatment for fees paid to BAI did not arise from any change in the operations of BAI or the Company or the discovery of any new facts relating to these operations. The Company's transactions with BAI and the effects of those transactions have been disclosed in detail in each Form 10-K, Form 10-Q, and Proxy Statement the Company filed with the SEC for all periods affected. The Company has evaluated its independent auditors' recommendation and agrees that, according to generally accepted accounting principles, a change in accounting for transactions between the Company and BAI is appropriate. Effective October 1, 1997, fees charged by BAI should have been deemed internal costs and expensed to the extent that such fees do not represent payments to BAI for direct and incremental development costs or for independent third party costs incurred by BAI on the Company's behalf. The Company has restated its financial statements for all quarters commencing with the fourth quarter of 1997 through the first quarter of 2002 to correct the accounting for these services. The previously reported amounts and restated amounts for 2001, 2000 and 1999 are presented in Note 2 of the accompanying consolidated financial statements. The previously reported amounts and restated amounts for 1998 and 1997 are as follows:

(Dollars in thousand, except per share amounts)

                                                    1998          1997
                                                 ----------    ----------

Operating Data:
       Net income:
           As reported                             $ 31,496      $ 31,291
           Restated                                  29,695        30,752
    Per common share - assuming dilution:
          Net income:
           As reported                             $   1.38      $   1.94
           Restated                                    1.30          1.91

Balance Sheet Data:
    Real estate investments:
           As reported                             $581,458      $423,086
           Restated                                 579,121       422,549
    Common and other stockholders' equity:
           As reported                              347,589       346,426
           Restated                                 345,249       345,887

Other Data:
    Net cash provided by
       operating activities:
           As reported                               38,949        25,041
           Restated                                  37,370        24,583
    Net cash used by investing activities:
           As reported                             (168,018)     (180,358)
           Restated                                (166,187)     (179,821)
    Net cash provided by financing activities:
           As reported                              128,994       155,350
           Restated                                 128,742       155,271
    Funds From Operations:
           As reported                               42,312        25,582
           Restated                                  40,480        25,044

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

Critical Accounting Policies and Estimates

In response to the SEC's Release Numbers 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its judgments and estimates, including those related to asset impairment, rental income recognition and allowance for doubtful accounts. The Company states these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that currently is available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate investments includes the purchase price and other related acquisition costs and cost to develop the properties including amounts paid to BAI which are capitalizable. See "Related Party Transactions" for a description of the Company's transactions with BAI. Development costs also include interest and real estate taxes incurred during the construction period. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property's value are capitalized. Real estate properties are depreciated using the straight-line method over estimated useful lives. When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, the Company will initiate a review of the recoverability of the property's carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The carrying values of real estate investments are classified as properties held for sale when management has decided to sell the properties and the properties are actively marketed for sale. Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. If active marketing ceases, the properties are reclassified as operating and depreciation is resumed effective with the date the property was originally presented as held for sale.

The Company's impairment assessments are necessarily subjective in nature and may result in a direct impact on its net income, because taking an impairment loss results in an immediate negative adjustment to net income.

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivables. The amount of straight-line rent receivable is included in other assets in the accompanying consolidated balance sheets and is charged against income upon early termination of a lease or as a reduction of gain on sale upon the sale of the property. Leases for both industrial and office space generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes and other recoverable costs incurred by the Company. These reimbursable expenses are recorded as revenue by the Company when incurred.

The Company must make estimates of the uncollectibility of its accounts receivable related to minimum rent, straight-line rent receivable, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits, letters of credit and lease guarantees provided by the tenant, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on the Company's net income, because an increase in the Company's bad debt allowance would result in lower net income.

Restatement

The financial statements for 2001, 2000 and 1999 have been restated as explained in Note 2 of the accompanying consolidated financial statements. Management's discussion and analysis below compares the restated 2001 results to the restated 2000 results, and the restated 2000 results to the restated 1999 results.

Results of Operations

The Company's operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows in the years compared below were due primarily to the acquisition, development and sale of operating properties as follows:

                            2001                          2000                         1999
                  -------------------------     -----------------------     -----------------------
                     Number of      Square         Number of    Square          Number of    Square
                     Properties      Feet          Properties    Feet           Properties    Feet
                  -------------------------     -----------------------     -----------------------
Acquisitions
------------
    Industrial             --          --              --          --               5       334,000
    Office                 --          --               1       165,000             4       280,000
                    -----------------------     -----------------------     -----------------------
                           --          --               1       165,000             9       614,000
                    =======================     =======================     =======================

Development
-----------
     Industrial             1        37,000             3       160,000             2       235,000
     Office                 4       185,000             2       103,000             3       154,000
                    -----------------------     -----------------------     -----------------------
                            5       222,000             5       263,000             5       389,000
                    =======================     =======================     =======================

Sales
-----
    Industrial              3       290,000            15       917,000             3       448,000
    Office                  1        52,000             5       314,000             1       114,000
                    -----------------------     -----------------------     -----------------------
                            4       342,000            20     1,231,000             4       562,000
                    =======================     =======================     =======================

Comparison of 2001 to 2000

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $462,000 or 1% in 2001 compared with 2000. This is due to an increase in rental income of $2,431,000, partially offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $1,969,000.

The increase in rental income and expenses is primarily attributable to the property acquired in 2000 and properties developed during 2001 and 2000. These acquisition and development activities increased rental income and rental expenses in 2001 by $5,191,000 and $3,230,000, respectively, as compared to 2000. These increases were partially offset by the sale of fifteen industrial properties and five office properties in 2000, and the sale of three industrial properties and one office property in 2001, which resulted in a reduction in rental income and rental expenses of $9,392,000 and $3,175,000, respectively, as compared to 2000. The remaining increase in rental income of $6,632,000 is primarily due to an increase in rental rates and expense recovery income. The remaining increase of $1,914,000 in rental expenses is mainly due to increases in real estate taxes, and depreciation and amortization expense.

Expenses

General and administrative expenses increased $2,173,000 or 50% in 2001 compared to 2000, primarily as a result of $2,250,000 of BAI financing fees earned in connection with the renewal of the $150 million credit facility in 2001, partially offset by $120,000 of tax service fees accrued in 2000 for a cost segregation study performed by the Company's outside accountants. Interest expense, which includes amortization of loan fees, decreased $2,227,000 or 9% in 2001 compared with 2000. The decrease is attributable to lower interest rates on the Company's variable rate debt and a lower weighted average outstanding debt balance in 2001 as compared to 2000. The amortization of loan fees was $1,573,000 and $1,597,000 for 2001 and 2000, respectively.

Other (Expense) Income

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

Gain on Sales of Real Estate Investments, Net

In the fourth quarter 2001, the Company sold two industrial properties in Denver, Colorado, an industrial property in Tempe, Arizona, and an office property in Tucson, Arizona for net sale prices totaling $19,282,000, which resulted in an aggregate gain of approximately $5,976,000.

In the first quarter 2000, the Company sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,338,000, which resulted in an aggregate gain of approximately $15,234,000.

In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a gain of approximately $10,000.

In the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,773,000, which resulted in an aggregate net gain of approximately $20,365,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.

In the fourth quarter 2000, the Company sold an office property in Overland Park, Kansas, an office property in Austin, Texas, and an industrial property in Farmers Branch, Texas, which included 1.43 acres of land. These properties were sold for net sale prices totaling $17,306,000, which resulted in an aggregate net gain of $2,795,000.

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

Comparison of 2000 to 1999

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $3,087,000 or 6% in 2000 compared with 1999. This is due to an increase in rental income of $6,991,000, partially offset by an increase in rental expenses (which include operating expenses, real estate taxes and depreciation and amortization) of $3,904,000.

The increase in rental income and expenses is primarily attributable to properties acquired and properties developed during 2000 and 1999. These acquisition and development activities increased rental income and rental expenses in 2000 by $9,513,000 and $4,367,000, respectively, as compared to 1999. These increases were partially offset by the sale of one office property and three industrial properties in 1999, and the sale of fifteen industrial properties and five office properties in 2000, which resulted in a reduction in rental income and rental expenses of $7,300,000 and $2,946,000, respectively, as compared to 1999. The remaining increase in rental income of $4,778,000 is primarily due to an increase in rental rates and expense recovery income. The remaining increase of $2,483,000 in rental expenses is mainly due to increases in property tax assessments, management fees and electricity costs.

Expenses

General and administrative expenses increased $556,000 or 11% in 2000 compared to 1999, primarily as a result of increased costs in 2000 associated with stock compensation benefits and $120,000 of tax service fees accrued for a cost segregation study performed by the Company's outside accountants. Interest expense, which includes amortization of loan fees, increased $5,826,000 or 31% in 2000 compared with 1999. The increase is attributable to the Company's higher borrowing costs and related costs to finance the property acquisitions and development activities during 1999 and 2000, the repurchase of shares since November 1998, and higher amortization of loan fees in 2000. The amortization of loan fees was $1,597,000 and $1,464,000 for 2000 and 1999, respectively.

Other (Expense) Income

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

In the second quarter 2000, the Company sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a gain of approximately $10,000.

In the third quarter 2000, the Company sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,773,000, which resulted in an aggregate net gain of approximately $20,365,000. The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.

In the fourth quarter 2000, the Company sold an office property in Overland Park, Kansas, an office property in Austin, Texas, and an industrial property in Farmers Branch, Texas, which included 1.43 acres of land. These properties were sold for net sale prices totaling $17,306,000, which resulted in an aggregate net gain of $2,795,000.

In the first quarter 1999, the Company sold an industrial property in South San Francisco, California for a net sale price of $1,789,000, which resulted in a gain of approximately $540,000.

In the second quarter 1999, the Company sold an office property in Salt Lake City, Utah and a 1.35 acre parcel of land in Vista, California for net sale prices totaling $13,545,000, which resulted in an aggregate gain of approximately $7,048,000.

In the third quarter 1999, the Company sold an industrial property in Modesto, California for a net sale price of $4,012,000, which resulted in a gain of approximately $218,000.

In the fourth quarter 1999, the Company sold an industrial property in Lenexa, Kansas for a net sale price of $4,895,000, which resulted in a loss of approximately $10,000.

Dividends

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

The Company's cash and cash equivalents increased to $5,512,000 at December 31, 2001, from $3,160,000 at December 31, 2000. This increase is due to $47,082,000 of cash provided from operations, partially offset by $6,977,000 and $37,753,000 used by investing activities and financing activities, respectively.

Net cash of $47,082,000 provided by operating activities consisted primarily of $49,386,000 of net income adjusted for non-cash items, and a $2,304,000 net increase in working capital. The net increase in working capital resulted from an increase in other liabilities, partially offset by expenditures incurred by the Company in acquiring other assets and a decrease in accounts payable and accrued expenses.

Net cash of $6,977,000 used for investing activities consisted of cash used for investments in real estate of $26,259,000, offset by net proceeds from sales of real estate investments of $19,282,000. Cash used for investments in real estate of $26,259,000 consists of $20,873,000 in developments costs, and $5,386,000 of investments in existing properties. The Company expects to have capital expenditures of approximately $9,900,000 for 2002.

Net cash used by financing activities of $37,753,000 consisted of repayments of bank borrowings and mortgage loans of $61,552,000, payment of dividends and distributions of $31,767,000, the repurchase of 1,394,018 shares of stock for $27,346,000, and the redemption of 5,932 shares of OP Units for $131,000, offset by net proceeds from bank borrowings and mortgage loans of $80,747,000 and net proceeds from stock options exercised by employees and directors of $2,296,000.

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

On August 2, 2002 we obtained from our bank group a $40,000,000 commitment for an unsecured bridge facility that is to be funded upon the acquisition of additional real estate.

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

Contractual Obligations and Commercial Commitments

The following summarizes the Company's contractual obligations and other commitments at December 31, 2001, and the effect such obligations could have on its liquidity and cash flow in future periods (in thousands):

                                                Amount of Commitment Expiring by Period
                                    --------------------------------------------------------------
                                       Less
                                       than        1-3          4-5        Over 5
                                      1 year      Years        Years        Years        Total
                                    --------------------------------------------------------------
Bank Loan Payable                     $ --       $ 80,925     $   --       $  --       $ 80,925
Mortgage Loans Payable                 5,048       48,501      103,822      84,695      242,066
Construction Contract Commitments      1,584         --           --          --          1,584
Standby Letters of Credit              2,096         --           --          --          2,096
                                    --------------------------------------------------------------

Total                                 $8,728     $129,426     $103,822     $84,695     $326,671
                                    ==============================================================

Related Party Transactions

Prior to July 1, 2002 the Company's activities relating to the acquisition of new properties, sales of Company owned real estate, development of real property, and financing arrangements were performed by Bedford Acquisitions, Inc., (BAI), a corporation wholly-owned by Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. The Company used the services of BAI for its acquisition, disposition, financing and development activities because the Company incurred expenses related only to those transactions which were successfully completed. These services were provided pursuant to written agreements (renewable annually since January 1, 1995), which provide that BAI was obligated to provide services to the Company with respect to the Company's acquisition, disposition, financing and development activities, and that BAI was responsible for the payment of expenses incurred for these activities. BAI was required to submit to the Company a cost estimate for the Company's approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities. Pursuant to the agreement, Mr. Bedford was obligated to pay BAI's expenses described above if BAI failed to make any such payments in a timely fashion, provided that Mr. Bedford was not obligated to pay any such amounts exceeding $1 million or following a termination of BAI's obligations based on the expiration or termination of the term of the agreement.

This arrangement provided that BAI earned a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans (less third-party commissions), and up to 7% of the development costs. The total amount of such fees payable to BAI by the Company was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

On August 14, 2002, the Company announced that effective July 1, 2002, it was terminating the agreement with BAI and had hired its former employees.

For the years ended December 31, 2001, 2000, and 1999, the Company paid BAI an aggregate amount of approximately $2,816,000, $2,431,000 and $2,783,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this arrangement. As of December 31, 2001 and 2000, the Company had an accrued liability of $1,945,000 and $866,000, respectively, for fees earned by BAI in excess of amounts paid to BAI by the Company under the agreement.

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

Potential Factors Affecting Future Operating Results

Many factors affect the Company's actual financial performance and may cause the Company's future results to be different from past performance or trends. These factors include the following:

Change in Accounting for Costs Associated with Acquisitions, Financings and Development costs

The Company is currently evaluating the impact of the accounting treatment for certain costs related to development, acquisitions and financings on future operating results. Based on the 2001, 2000 and 1999 net income, the Company anticipates that the effect will not be material for 2002.

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

Financial Performance

Management considers Funds From Operations (FFO) to be one measure of the performance of an equity REIT. FFO during the three and twelve months ended December 31, 2001 was $11,616,000 and $45,250,000, respectively. During the same periods in 2000, FFO was $10,207,000 and $43,801,000, respectively. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by the Company in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income
(loss) as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's presentation.

                                                      Three Months Ended           Twelve Months Ended
                                                         December 31,                  December 31,
                                                     2001           2000           2001           2000
                                                  ----------     ----------     ----------     ----------
Funds From Operations
  (in thousands, except share amounts):

             Net income                           $   13,069     $    9,227     $   34,950     $   68,307
             Add:
                 Depreciation and amortization         4,489          3,739         16,134         13,762
                 Minority interest                        34             35            142            136
                 (Gain) on sales of real
                   estate investments, net            (5,976)        (2,794)        (5,976)       (38,404)
                                                  ----------     ----------     ----------     ----------

             Funds From Operations                $   11,616     $   10,207     $   45,250     $   43,801
                                                  ==========     ==========     ==========     ==========

             Weighted average number of
                 shares - diluted                 16,531,537     17,666,761     17,045,493     18,501,905
                                                  ==========     ==========     ==========     ==========

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

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                                                                                                      Fair
                                   2002        2003        2004        2005        2006    Thereafter     Total       Value
                                 --------    --------    --------    --------    --------    --------    --------    --------
Variable rate LIBOR debt           $1,333      $1,840    $102,950     $28,842        $541     $15,551    $151,057    $151,057

Weighted average interest rate       5.19%       4.82%       4.80%       3.95%       7.92%       7.92%       4.97%       4.97%

Fixed rate debt                    $3,715     $21,278      $3,358     $27,710     $46,729     $69,144    $171,934    $181,813

Weighted average interest rate       7.11%       7.07%       7.36%       7.19%       7.67%       7.17%       7.30%       6.00%

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

The following summarizes the principal value and fair value of the Company's interest swap contracts. The principal value at December 31, 2001 provides an indication of the extent of the Company's involvement in these contracts but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

    Principal       Fixed        Contract         Cumulative        Approximate Liability
    Amount(1)       Rate         Maturity       Cash Paid, Net     at December 31, 2001(2)
    ---------      ------        --------       --------------     -----------------------
     $22,878        5.55%      July 1, 2002          $128                  $268
       3,547        5.55%      July 1, 2002            29                    42
     -------                                         ----                  ----
     $26,425                                         $157                  $310
     =======                                         ====                  ====

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10 through 12 of Part III was incorporated by reference from the Registrant's Proxy Statement which was mailed to stockholders in connection with the Registrant's annual meeting of stockholders on May 16, 2002.

ITEM 13. RELATED PARTY TRANSACTIONS

Acquisitions, Dispositions, Development and Financing Costs

Prior to July 1, 2002 the Company's activities relating to the acquisition of new properties, sales of Company owned real estate, development of real property, and financing arrangements were performed by Bedford Acquisitions, Inc., (BAI), a corporation wholly-owned by Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. The Company used the services of BAI for its acquisition, disposition, financing and development activities because the Company incurred expenses related only to those transactions which were successfully completed. These services were provided pursuant to written agreements (renewable annually since January 1, 1995), which provide that BAI was obligated to provide services to the Company with respect to the Company's acquisition, disposition, financing and development activities, and that BAI was responsible for the payment of expenses incurred for these activities. BAI was required to submit to the Company a cost estimate for the Company's approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities. Pursuant to the agreement, Mr. Bedford was obligated to pay BAI's expenses described above if BAI failed to make any such payments in a timely fashion, provided that Mr. Bedford was not obligated to pay any such amounts exceeding $1 million or following a termination of BAI's obligations based on the expiration or termination of the term of the agreement.

This arrangement provided that BAI earned a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans (less third-party commissions), and up to 7% of the development costs. The total amount of such fees payable to BAI by the Company was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

On August 14, 2002, the Company announced that effective July 1, 2002, it was terminating the agreement with BAI and had hired its former employees.

For the years ended December 31, 2001, 2000, and 1999, the Company paid BAI an aggregate amount of approximately $2,816,000, $2,431,000 and $2,783,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this arrangement. As of December 31, 2001 and 2000, the Company had an accrued liability of $1,945,000 and $866,000, respectively, for fees earned by BAI in excess of amounts paid to BAI by the Company under the agreement.

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

Other Transactions

Martin I. Zankel, a member of the Board of Directors of the Company, and his associates provide legal services to the Company for which his firm was paid, in the aggregate, $3,315 in 2001.

Indebtedness of Management

In September 1995, the Company established a Management Stock Acquisition program, which was modified by the Board in December 1999. Under the program, options exercised by key members of management may be exercised and paid for with a note payable to the Company. Each note is due the earlier of nine years and nine months after the date of the option grant or within ninety days from termination of employment, with interest payable quarterly. Mr. Bedford, Mr. Moore and Ms. Kihara, each of whom are executive officers of the Company, have exercised options in the aggregate for 85,000, 5,000 and 12,750 shares of Common Stock, respectively, in exchange for notes totaling $1,081,300, $88,125 and $149,625, respectively. All of the notes are payable to the Company, bear interest at 7.5% per annum, are full recourse and are secured in part by a pledge to the Company of the Common Stock. As of February 28, 2002, $811,485, $86,667 and $122,441, was the principal amount outstanding, respectively, under the note owed by each of Mr. Bedford, Mr. Moore and Ms. Kihara.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. 1.  Financial Statements

                                                                            Page
                                                                            ----

       Independent Auditors' Report.                                          F1

       Consolidated Balance Sheets as of December 31, 2001 and
       2000 - Restated.                                                       F2

       Consolidated Statements of Income for the years ended December 31,
       2001, 2000 and 1999 - Restated.                                        F3

       Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2001, 2000 and 1999 - Restated.                           F4

       Consolidated Statements of Cash Flows for the years ended December
       31, 2001, 2000 and 1999 - Restated.                                    F5

       Notes to Consolidated Financial Statements.                            F6

2. Financial Statement Schedule

                                                                            Page
                                                                            ----

     Schedule III - Real Estate and Accumulated Depreciation - Restated      F27

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

10.6(f) Fifth Amendment to BPIA Agreement dated as of November 10, 2001 is incorporated herein by reference to Exhibit 10.6(f) to the Company's Form 10-K for the year ended December 31, 2001.

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

10.40 Amended and Restated Promissory Note, dated as of November 19, 2001, between Bedford Property Investors, Inc. as borrower and Union Bank of California, N.A. as lender is incorporated herein by reference to
          Exhibit 10.40 to the Company's Form 10-K for the year ended December 31, 2001.

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

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001.

                                        KPMG LLP

San Francisco, California
February 11, 2002, except for notes 2 and 17 to the consolidated financial statements which are as of August 16, 2002


                                       F1

                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
               (in thousands, except share and per share amounts)

                                                             2001               2000
                                                       (Restated,          (Restated,
                                                      see Note 2)         see Note 2)
---------------------------------------------------------------------------------------
Assets:

Real estate investments:
  Industrial buildings                                   $303,169           $305,352
  Office buildings                                        326,459            308,453
  Operating properties held for sale                       11,036              5,226
  Properties under development                               --               13,676
  Land held for development                                13,398             11,625
---------------------------------------------------------------------------------------
                                                          654,062            644,332
  Less accumulated depreciation                            48,984             35,821
---------------------------------------------------------------------------------------
                                                          605,078            608,511
Cash and cash equivalents                                   5,512              3,160
Other assets                                               20,215             19,179
---------------------------------------------------------------------------------------

                                                         $630,805           $630,850
=======================================================================================

Liabilities and Stockholders' Equity:

Bank loan payable                                        $ 80,925           $ 77,320
Mortgage loans payable                                    242,066            224,205
Accounts payable and accrued expenses                      11,653             15,665
Dividends and distributions payable                         7,962              8,005
Other liabilities                                          11,184              8,227
---------------------------------------------------------------------------------------

    Total liabilities                                     353,790            333,422
---------------------------------------------------------------------------------------

Minority interest in consolidated partnership               1,135              1,229
---------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, par value $0.02 per share;
   authorized 50,000,000 shares;
   issued and outstanding 16,515,200
   shares in 2001 and 17,709,738 shares in 2000               330                354
 Additional paid-in capital                               292,731            316,084
 Accumulated dividends in
  excess of net income                                    (16,871)           (20,239)
 Accumulated other comprehensive loss                        (310)              --
---------------------------------------------------------------------------------------
      Total stockholders' equity                          275,880            296,199
---------------------------------------------------------------------------------------
                                                         $630,805           $630,850
=======================================================================================

See accompanying notes to consolidated financial statements.


                                       F2

                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
               (in thousands, except share and per share amounts)

                                                                  2001               2000                 1999
                                                              (Restated,          (Restated,           (Restated,
                                                             see Note 2)         see Note 2)          see Note 2)
-------------------------------------------------------------------------------------------------------------------
Property operations:
    Rental income                                                $99,949             $97,518             $90,527
    Rental expenses:
       Operating expenses                                         16,122              16,814              14,550
       Real estate taxes                                           9,209               8,920               8,074
       Depreciation and amortization                              16,134              13,762              12,968
-------------------------------------------------------------------------------------------------------------------

Income from property operations                                   58,484              58,022              54,935

General and administrative expenses                               (6,506)             (4,333)             (4,889)
Interest income                                                      202                 500                 182
Interest expense                                                 (22,538)            (24,765)            (18,939)
Other (expense) income                                              (526)                615                --
-------------------------------------------------------------------------------------------------------------------

Income before gain on sales of real
    estate investments and minority interest                      29,116              30,039              31,289

Gain on sales of real estate investments, net                      5,976              38,404               7,796

Minority interest                                                   (142)               (136)               (128)
-------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                  34,950              68,307              38,957

Extraordinary item-loss on early extinguishment of debt             --                  --                  (298)
-------------------------------------------------------------------------------------------------------------------

Net income                                                       $34,950             $68,307             $38,659
===================================================================================================================

Earnings per share - basic:
   Income before extraordinary item                              $  2.09             $  3.75             $  1.83
   Extraordinary item-loss on early extinguishment of debt          --                  --                 (0.01)
-------------------------------------------------------------------------------------------------------------------

Net income per share - basic                                     $  2.09             $  3.75             $  1.82
===================================================================================================================

Weighted average number of shares - basic                     16,747,498          18,236,512          21,267,088
===================================================================================================================

Earnings per share - diluted:
   Income before extraordinary item                              $  2.06             $  3.70             $  1.82
   Extraordinary item-loss on early extinguishment of debt          --                  --                 (0.01)
-------------------------------------------------------------------------------------------------------------------

Net income per share - diluted                                   $  2.06             $  3.70             $  1.81
===================================================================================================================

Weighted average number of shares - diluted                   17,045,493          18,501,905          21,477,013
===================================================================================================================

See accompanying notes to consolidated financial statements.


                                       F3

                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (in thousands, except per share amounts)

                                                                       Accumulated     Accumulated      Total
                                                          Additional     dividends           other     stock-
                                                  Common     paid-in  in excess of   comprehensive   holders'
                                                   stock     capital    net income            loss     equity
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998
   (Restated, see Note 2)                           $453    $407,760      $(62,964)        $--       $345,249

Issuance of common stock                               6       1,001         --             --          1,007

Repurchase and retirement of common stock            (67)    (56,518)        --             --        (56,585)

Amortization of deferred compensation                --          977         --             --            977

Net income (Restated, see Note 2)                    --         --         38,659           --         38,659

Dividends to common stockholders
 ($1.56 per share)                                   --         --        (32,663)          --        (32,663)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999
   (Restated, see Note 2)                            392     353,220      (56,968)          --        296,644

Issuance of common stock                               8       3,221         --             --          3,229

Repurchase and retirement of common stock            (46)    (41,892)        --             --        (41,938)

Amortization of deferred compensation                --        1,535         --             --          1,535

Net income (Restated, see Note 2)                    --         --         68,307           --         68,307

Dividends to common stockholders
 ($1.74 per share)                                   --         --        (31,578)          --        (31,578)
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000
   (Restated, see Note 2)                            354     316,084      (20,239)          --        296,199

Issuance of common stock                               4       2,254         --             --          2,258

Repurchase and retirement of common stock            (28)    (27,318)        --             --        (27,346)

Amortization of deferred compensation                --        1,711         --             --          1,711

Dividends to common stockholders
 ($1.86 per share)                                   --         --        (31,582)          --        (31,582)
----------------------------------------------------------------------------------------------------------------

Subtototal                                           330     292,731      (51,821)          --        241,240
----------------------------------------------------------------------------------------------------------------

Net income (Restated, see Note 2)                    --         --         34,950           --         34,950

Other comprehensive loss                             --         --           --            (310)         (310)
----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                          --         --         34,950          (310)       34,640
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001 (Restated, see Note 2)   $330    $292,731      $(16,871)       $(310)     $275,880
================================================================================================================

See accompanying notes to consolidated financial statements.


                                       F4

                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)

                                                                2001            2000           1999
                                                             (Restated,      (Restated,     (Restated,
                                                            see Note 2)     see Note 2)    see Note 2)
--------------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                   $34,950      $ 68,307      $ 38,659
   Adjustments to reconcile net income to net cash provided
           by operating activities:
       Minority interest                                            142           136           128
       Depreciation and amortization                             18,054        15,658        14,135
       Stock compensation amortization                            1,711         1,535           977
       Uncollectible accounts expense                               505            42           247
       Gain on sales of real estate investments, net             (5,976)      (38,404)       (7,796)
       Change in other assets                                    (3,393)       (6,857)       (4,683)
       Change in accounts payable and accrued expenses           (1,558)        4,931         1,534
       Change in other liabilities                                2,647           355         1,990
--------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                        47,082        45,703        45,191
--------------------------------------------------------------------------------------------------------

Investing Activities:
   Investments in real estate                                   (26,259)      (60,454)      (95,708)
   Proceeds from sales of real estate investments, net           19,282       130,581        24,241
--------------------------------------------------------------------------------------------------------

Net cash (used) provided by investing activities                 (6,977)       70,127       (71,467)
--------------------------------------------------------------------------------------------------------

Financing Activities:
  Proceeds from bank loan payable                                55,467        79,624       141,972
  Repayments of bank loan payable                               (53,659)     (139,778)     (152,657)
  Proceeds from mortgage loans payable, net of loan costs        25,280        30,153       134,684
  Repayments of mortgage loans payable                           (7,893)      (13,566)       (8,995)
  Issuance of common stock                                        2,296         3,229         1,027
  Repurchase and retirement of common stock                     (27,346)      (41,938)      (56,585)
  Redemption of partnership units                                  (131)         --            (160)
  Payment of dividends and distributions                        (31,767)      (31,978)      (32,712)
--------------------------------------------------------------------------------------------------------

Net cash (used) provided by financing activities                (37,753)     (114,254)       26,574
--------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                         2,352         1,576           298
Cash and cash equivalents at beginning of year                    3,160         1,584         1,286
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                        $ 5,512      $  3,160      $  1,584
========================================================================================================

Supplemental disclosure of cash flow information
a) Non-cash investing and financing activities:
          Debt incurred with real estate acquired               $  --        $   --        $  5,602
b) Cash paid during the year for interest, net of amounts
          capitalized                                           $21,149      $ 23,372      $ 16,624
========================================================================================================

See accompanying notes to consolidated financial statements.


                                       F5

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

Critical Accounting Policies and Use of Estimates

In response to the SEC's Release Number 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identifies asset impairment, and rental income recognition and allowance for doubtful accounts as its critical accounting areas that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The related accounting policies are included in this and other notes to the consolidated financial statements and, as appropriate, in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its judgments and estimates, including those related to asset impairment, rental income recognition and allowance for doubtful accounts. These judgments and estimates are based on the information that currently is available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions. Future adverse changes in market conditions or poor operating results could result in an inability to recover real estate investment carrying values that may not be reflected in current carrying values and could require an impairment charge in the future. Future adverse changes in market conditions could also impact the Company's revenues earned from tenants and may affect the adequacy of the allowance for doubtful accounts receivable.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Bedford Realty Partners, L.P. All significant inter-entity balances have been eliminated in consolidation.

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate investments includes the purchase price and other related acquisition costs and cost to develop the properties including amounts paid to BAI which are capitalizable (see Note 6). Development costs also include interest and real estate taxes incurred during the construction period. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property's value are capitalized. Real estate investment costs are depreciated using the straight-line method over estimated useful lives as follows: building improvements - 45 years; tenant improvements - term of related lease. The depreciable cost for buildings in development is based on the percentage of leased space until the building becomes fully leased or one year after shell completion. When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, the Company will initiate a review of the recoverability of the property's carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value of the property. As of December 31, 2001 and 2000, none of the Company's real estate assets was considered impaired. The carrying values of real estate investments are classified as properties held for sale when management has decided to sell the properties and the properties are actively marketed for sale. Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. If active marketing ceases, the properties are reclassified as operating and depreciation is resumed effective with the date the property


                                       F6
was originally presented as held for sale.

Rental Income Recognition

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivable. The excess of straight-line rental income over contractual rental income increased revenue by $1,055,000, $2,597,000, and $2,797,000 for 2001, 2000, and 1999, respectively. Straight-line rent receivable is included in other assets in the accompanying consolidated balance sheets and is charged against income upon early termination of a lease or as a reduction of gain on sale upon the sale of the property. Rental payments received before they are recognized as income are recorded as prepaid income. Leases for both industrial and office space generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes and other recoverable costs incurred by the Company. These reimbursable expenses are recorded as revenue by the Company when incurred. The Company must make estimates of the uncollectibility of its accounts receivable related to minimum rent, straight-line rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits, letters of credit and lease guarantees provided by the tenant, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable.

Gain on Sales of Real Estate Investments

Gains from sales of real estate investments are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. Gains or revenues relating to transactions which do not meet the established criteria would be deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

Deferred Financing and Leasing Costs

Costs incurred for debt financing and property leasing are capitalized as deferred costs. Deferred loan costs include amounts paid to lenders to obtain financing. Such costs are amortized on a straight-line basis, which approximates the interest method, over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the Company's income statement. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of prepayment of the debt or early termination of the lease.

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


                                       F7

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

Recent Accounting Pronouncements

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


                                       F8

Note 2 - Restatement

Effective July 1, 2002, the Company corrected its accounting treatment for fees incurred under its contractual relationship with Bedford Acquisitions, Inc. ("BAI") (see Note 6), commencing in the fourth quarter of 1997 and continuing through the quarter ended June 30, 2002. This new treatment was based on the Company's independent auditors' advice that they would no longer support the prior method of accounting for BAI. The Company has been advised by its independent auditors that the correction of the accounting treatment for fees paid to BAI did not arise from any change in the operations of BAI or the Company or the discovery of any new facts relating to these operations. The Company's transactions with BAI and the effects of those transactions have been disclosed in detail in each Form 10- K, Form 10-Q, and Proxy Statement the Company filed with the SEC for all periods affected. The Company has evaluated its independent auditors' recommendation and agrees that, according to generally accepted accounting principles, a change in accounting for transactions between the Company and BAI is appropriate. Effective October 1, 1997, fees charged by BAI should have been deemed internal costs and expensed to the extent that such fees did not represent payments to BAI for direct and incremental development costs or for independent third party costs incurred by BAI on the Company's behalf. The Company has restated its financial statements for all quarters commencing with the fourth quarter of 1997 through the first quarter of 2002 to correct the accounting for these services. The previously reported amounts and the restated amounts for the periods included in this report are as follows:

                                (Dollars in thousand, except per share amounts)

                                     December 31, 2001  December 31, 2000
                                -----------------------------------------------
Real estate investments (net of
    accumulated depreciation)
         As Reported                          $607,654           $611,444
         Restated                              605,078            608,511
Other Assets:
         As Reported                            22,728             19,562
         Restated                               20,215             19,179
Total Assets:
         As Reported                           635,894            634,166
         Restated                              630,805            630,850
Stockholders' equity:
         As Reported                           280,969            299,515
         Restated                              275,880            296,199


                                       F9

                                             Twelve months ended  Twelve months ended  Twelve months ended
                                                December 2001        December 2000      December 31, 1999
                                             -------------------------------------------------------------
Depreciation and amortization
    expense:
         As Reported                               $16,183              $13,812              $13,016
         Restated                                   16,134               13,762               12,968
General and administrative
    expenses:
         As Reported                                 4,063                4,209                3,561
         Restated                                    6,506                4,333                4,889
Interest expense:
         As Reported                                23,121               24,826               18,970
         Restated                                   22,538               24,765               18,939
Gain on sales of real estate investments, net:
         As Reported                                 5,938               38,171                7,743
         Restated                                    5,976               38,404                7,796
Net income:
         As Reported                                36,723               68,087               39,855
         Restated                                   34,950               68,307               38,659
Net income per share:
         As Reported:
              Basic                                $  2.19              $  3.73              $  1.87
              Diluted                              $  2.16              $  3.69              $  1.86
         Restated:
              Basic                                $  2.09              $  3.75              $  1.82
              Diluted                              $  2.06              $  3.70              $  1.81

The 2002, 2001 and 1999 financial statements included herein and the accompanying footnotes reflect these restated amounts.

Note 3 - Real Estate Investments

As of December 31, 2001, the Company's real estate investments were diversified by property type as follows (dollars in thousands):

                                    Number of                Percent
                                   Properties        Cost   of Total
                                 --------------------------------------

Industrial buildings                       58     $303,169      46%
Office buildings                           29      326,459      50%
Operating properties held for sale          3       11,036       2%
Land held for development                  11       13,398       2%
                                 --------------------------------------

Total                                     101     $654,062     100%
                                 --------------------------------------


                                      F10

The following table sets forth the Company's real estate investments as of December 31, 2001 (in thousands):

                                                                                     Less
                                                                    Development   Accumulated
                                                 Land     Building  In-Progress   Depreciation    Total
                                             -------------------------------------------------------------
Industrial buildings
--------------------
Northern California                          $ 43,459     $108,808     $ --         $14,809     $137,458
Arizona                                        18,676       53,509       --           5,880       66,305
Southern California                            19,092       45,425       --           5,450       59,067
Greater Seattle Area                            3,409       10,791       --           1,329       12,871
                                             -------------------------------------------------------------

Total industrial buildings                     84,636      218,533       --          27,468      275,701
                                             -------------------------------------------------------------

Office buildings
----------------
Northern California                             5,612       20,430       --           1,764       24,278
Arizona                                        10,588       25,480       --           2,142       33,926
Southern California                             9,340       22,001       --           2,367       28,974
Colorado                                       13,706       89,782       --           4,979       98,509
Greater Seattle Area                           16,669       99,897       --           8,337      108,229
Nevada                                          2,102       10,852       --           1,203       11,751
                                             -------------------------------------------------------------

Total office buildings                         58,017      268,442       --          20,792      305,667
                                             -------------------------------------------------------------

Operating properties held for sale
----------------------------------
Northern California                             1,810        9,226       --             724       10,312
                                             -------------------------------------------------------------

Total operating properties held for sale        1,810        9,226       --             724       10,312
                                             -------------------------------------------------------------

Land held for development
-------------------------
Northern California                             5,654         --         --            --          5,654
Arizona                                           637         --         --            --            637
Southern California                             3,168         --         --            --          3,168
Colorado                                        3,939         --         --            --          3,939
                                             -------------------------------------------------------------

Total land held for development                13,398         --         --            --         13,398
                                             -------------------------------------------------------------

Total as of December 31, 2001                $157,861     $496,201     $ --         $48,984     $605,078
                                             =============================================================

Total as of December 31, 2000                $160,495     $474,646     $9,191       $35,821     $608,511
                                             =============================================================


                                      F11

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

Note 4 - Consolidated Partnership

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

Note 5 - Leases

Minimum future lease payments to be received as of December 31, 2001 are as follows (in thousands):

                 2002                              $ 79,800
                 2003                                73,784
                 2004                                56,049
                 2005                                35,048
                 2006                                20,116
                 Thereafter                          38,561
                                                   --------
                                                   $303,358
                                                   ========

The total minimum future lease payments shown above do not include tenants' obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.


                                      F12

Note 6 - Related Party Transactions

Prior to July 1, 2002, the Company's activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements were performed by Bedford Acquisitions, Inc. (BAI), a corporation wholly owned by Peter Bedford, the Company's Chairman of the Board and Chief Executive Officer. The Company uses the services of BAI for its acquisition, disposition, financing and development activities because the Company incurs expenses related only to those transactions which were successfully completed. These services were provided pursuant to written agreements (renewable annually since January 1, 1995), which provide that BAI was obligated to provide services to the Company with respect to the Company's acquisition, disposition, financing and development activities, and that BAI was responsible for the payment of expenses incurred for these activities.

This arrangement provided that BAI earned a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred. The total amount of such fees payable to BAI by the Company was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

As discussed in Note 2, BAI fees incurred and reported as capitalized costs during the period from October 1, 1997 through March 31, 2002 have been restated in the prior periods and in the accompanying financial statements as expenses.

For the years ended December 31, 2001, 2000, and 1999, the Company paid BAI an aggregate amount of approximately $2,816,000, $2,431,000 and $2,783,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to the foregoing arrangement. As of December 31, 2001 and 2000, the Company had an accrued liability of $1,945,000 and $866,000, respectively, for fees earned by BAI in excess of amounts paid to BAI by the Company under the agreement.

At December 31, 2001 and 2000, the Company did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Martin I. Zankel, a member of the Board of Directors, and his associate provide legal services to the Company in which his firm was paid, in the aggregate, $3,315 in 2001, $5,854 in 2000 and $7,876 in 1999.


                                      F13

Note 7 - Stock Compensation Plans

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

In September 1995, the Company established a Management Stock Acquisition program which was subsequently modified by the Board in 1999. Under the program, certain options may be exercised by option holders with a recourse note payable to the Company. Such note bears interest at 7.5% which approximated the market rate at the time of issuance. The note is due on the first of nine years and nine months after the date of the grant or within ninety days from termination of employment, with interest payable quarterly. From the beginning of the program through December 31, 2001, options for 205,750 shares of Common Stock were exercised in exchange for notes payable to the Company. The unpaid balance of the notes was $1,230,000 and $2,150,000 at December 31, 2001 and 2000,
respectively, and is included in the accompanying consolidated balance sheets as a reduction of additional paid-in capital.

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

The Company records deferred compensation when it makes restricted stock awards or compensatory stock option grants to employees or directors. In the case of grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price (zero in the case of restricted stock awards) and fair market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of the Company's common stock. In the case of options granted to non-employees, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. The Company records deferred compensation as a reduction to stockholders' equity and an offsetting increase to additional paid-in capital, which are all netted for financial statement purposes as additional paid-in capital. The Company then amortizes deferred compensation into stock based compensation expense over the performance period, which typically coincides with the vesting period of the stock-based award of 5 years. Had compensation costs for the stock options granted to employees been


                                      F14
determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                             2001         2000         1999
                                          (Restated,   (Restated,   (Restated,
                                          see Note 2)  see Note 2)  see Note 2)
                                        ----------------------------------------
Net income:
     As reported                           $34,950      $68,307      $38,659
     Pro forma                              34,764       68,085       38,300

Earnings per share - basic:
     As reported                            $ 2.09       $ 3.75       $ 1.82
     Pro forma                                2.08         3.73         1.80

Earnings per share - diluted:
     As reported                            $ 2.06       $ 3.70       $ 1.81
     Pro forma                                2.05         3.69         1.79


                                      F15

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

A summary of the status of the Company's plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                          2001                     2000                      1999
                                ----------------------------------------------------------------------------
                                              Weighted                 Weighted                   Weighted
                                               Average                  Average                    Average
                                              Exercise                 Exercise                   Exercise
                                   Shares       Price       Shares       Price        Shares        Price
                                ----------------------------------------------------------------------------
Employee Plan
-------------
Outstanding at beginning
    of year                        475,250      $18.46      736,625      $17.72      1,117,250      $18.10
Granted                            123,000       18.87      127,000       17.94           --          --
Exercised                          (69,000)      17.32     (138,375)      13.26        (63,500)      13.66
Forfeited and cancelled               --          --       (250,000)      18.89       (317,125)      19.15
                                ----------------------------------------------------------------------------

Outstanding at end of year         529,250      $18.67      475,250      $18.46        736,625      $17.72
                                ============================================================================

Options exercisable                248,250                  141,250                    330,875
                                ============================================================================

Weighted average fair value
 of options granted during
 the year                                       $ 1.30                   $ 1.04                       --
                                ============================================================================

Directors' Plan
---------------
Outstanding at beginning
    of year                        240,000      $17.79      345,000      $16.33        310,000      $15.79
Granted                             50,000       18.87       50,000       17.94         70,000       17.72
Exercised                          (10,000)      14.22     (145,000)      14.24        (25,000)      12.97
Expired                               --          --        (10,000)      17.72        (10,000)      17.72
                                ----------------------------------------------------------------------------

Outstanding at end of year         280,000      $18.11      240,000      $17.79        345,000      $16.33
                                ============================================================================

Options exercisable                280,000                  240,000                    345,000
                                ============================================================================

Weighted average fair value
    of options granted during
    the year                                    $ 1.30                   $ 1.04                     $ 1.24
                                ============================================================================


                                      F16

The following table summarizes information about stock options outstanding on December 31, 2001:

                               Options Outstanding                        Options Exercisable
                   ----------------------------------------------    ----------------------------
                                   Weighted Avg.
  Range of            Number        Remaining       Weighted Avg.       Number      Weighted Avg.
Exercise Price     Outstanding   Contractual Life  Exercise Price    Exercisable   Exercise Price
--------------     -----------   ----------------  --------------    -----------   --------------
Employee Plan
-------------
$17.63 to 17.94      226,250            7.0            $17.79          137,000          $17.69
 18.87 to 19.56      273,000            7.8             19.25           81,250           19.56
 20.06                30,000            5.9             20.06           30,000           20.06
                     -------            ---            ------          -------          ------
$17.63 to 20.06      529,250            7.3            $18.67          248,250          $18.59
                     =======            ===            ======          =======          ======

Directors' Plan
---------------
$14.22                30,000            4.8            $14.22           30,000          $14.22
 17.72                50,000            7.8             17.72           50,000           17.72
 17.94                50,000            8.8             17.94           50,000           17.94
 18.82                50,000            5.8             18.82           50,000           18.82
 18.87                50,000            9.8             18.87           50,000           18.87
 19.56                50,000            6.8             19.56           50,000           19.56
                     -------            ---            ------          -------          ------
$14.22 to 19.56      280,000            7.5            $18.11          280,000          $18.11
                     =======            ===            ======          =======          ======

Note 8 - Bank Loan Payable

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

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds >From Operations. The Company was in compliance with the covenants and requirements of its revolving credit facility during the year ended December 31, 2001.

The daily weighted average amount owed to the bank was $92,183,000 and $116,683,000 for the twelve months ended December 31, 2001 and 2000, respectively. The weighted average annual interest rates in each of these periods was 6.13% and 7.75%, respectively. The effective interest rate at December 31, 2001 was 4.99%.

Note 9 - Mortgage Loans Payable

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


                                      F17

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

Mortgage loans payable at December 31, 2001 and 2000 consist of the following (dollars in thousands):

    Maturity Date         Interest Rate as of 12-31-01        2001        2000
    -------------         ----------------------------        ----        ----

    January 1, 2002       N/A                              $   --      $ 14,321
    March 15, 2003        7.02%                              18,550      18,916
    November 19, 2004     current rate of 4.02%(1)           21,774        --
    January 1, 2005       current rate of 6.00%(2)            4,481       4,553
    June 1, 2005          7.17%                              26,275      26,727
    August 1, 2005        current rate of 5.55%(3)            3,547       7,444
    August 1, 2005        current rate of 5.55%(3)           22,878      23,316
    July 31, 2006         8.90%                               8,143       8,336
    July 31, 2006         6.91%                              19,526      19,920
    December 1, 2006      7.95%                              21,541      21,858
    June 1, 2007          7.17%                              35,736      36,353
    June 1, 2009          7.17%                              41,740      42,461
    August 1, 2011        current rate of 7.918%(4)          17,875        --
                                                           --------    --------
    Total                                                  $242,066    $224,205
                                                           ========    ========

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

The following table presents scheduled principal payments on mortgage loans as of December 31, 2001 (in thousands):

         Twelve month period ending December 31, 2002          $  5,048
         Twelve month period ending December 31, 2003            23,118
         Twelve month period ending December 31, 2004            25,383
         Twelve month period ending December 31, 2005            56,552
         Twelve month period ending December 31, 2006            47,270
         Total thereafter                                        84,695
                                                               --------
                                                               $242,066
                                                               ========

Note 10 - Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, interest rate swaps are used primarily to hedge the cash flow risk of variable rate borrowing obligations.

The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of


                                      F18
only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments, nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

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

The following summarizes the principal value and fair value of the Company's interest swap contracts. The principal value at December 31, 2001 provides an indication of the extent of the Company's involvement in these contracts but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

                                                                Approximate
       Principal     Fixed     Contract     Cumulative          Liability at
         Amount      Rate      Maturity    Cash Paid, Net   December 31, 2001(1)
       ---------    ------     --------    --------------   --------------------

        $22,878      5.55%   July 1, 2002      $128                 $268
          3,547      5.55%   July 1, 2002        29                   42
        -------                                ----                 ----
        $26,425                                $157                 $310
        =======                                ====                 ====

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

Note 11 - Repurchases of Common Stock

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


                                      F19

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

                                     For the year ended December 31, 2001 (Restated, see Note 2) (dollars in thousands)
                                  ---------------------------------------------------------------------------------------
                                   Northern                  Southern                           Corporate
                                  California   Southwest    California   Northwest   Colorado    & Other     Consolidated
                                  ----------   ---------    ----------   ---------   --------    -------     ------------
Rental income                      $ 35,416    $  16,759     $ 14,231    $ 18,658    $ 14,885    $   --       $  99,949
Operating expenses and
  real estate taxes                   7,433        4,648        2,726       5,339       5,185        --          25,331
Depreciation and
  amortization                        5,100        2,985        1,948       3,767       2,334        --          16,134
                                  ---------------------------------------------------------------------------------------

Income from property
  operations                       $ 22,883    $   9,126     $  9,557    $  9,552    $  7,366    $   --       $  58,484

Percent of income from
  property operations                    39%          16%          16%         16%         13%          0%          100%

General and administrative
  expenses                             --           --           --          --          --        (6,506)       (6,506)
Interest income(1)                       26            4         --            13        --           159           202
Interest expense                       --           --           --          --          --       (22,538)      (22,538)
Other expense                          --           --           --          --          --          (526)         (526)
                                  ---------------------------------------------------------------------------------------

Income (loss) before gain on
 sales and minority interest         22,909        9,130        9,557       9,565       7,366     (29,411)       29,116

Gain on sales of real estate
 investments                           --          2,207         --          --         3,769        --           5,976
Minority interest                      --           --           --          --          --          (142)         (142)
                                  ---------------------------------------------------------------------------------------

Net income (loss)                  $ 22,909    $  11,337     $  9,557    $  9,565    $ 11,135    $(29,553)    $  34,950
                                  =======================================================================================

Real estate investments            $207,953    $ 108,890     $ 99,026    $130,766    $107,427    $   --       $ 654,062
                                  =======================================================================================

Additions (dispositions) of real
  estate investments               $  7,573    $  (7,753)    $  3,120    $  1,033    $  5,757    $   --       $   9,730
                                  =======================================================================================

Total assets                       $218,681    $ 105,193     $110,193    $116,440    $ 79,220    $  1,078     $ 630,805
                                  =======================================================================================

(1) The interest income in Northern California, Southwest, and Northwest segments represents interest earned from tenant notes receivable.


                                      F20

                                          For the year ended December 31, 2000 (Restated, see Note 2) (dollars in thousands)
                                ----------------------------------------------------------------------------------------------------
                                 Northern                  Southern                                          Corporate
                                California    Southwest    California   Northwest     Midwest    Colorado     & Other   Consolidated
                                ----------    ---------    ----------   ---------     -------   ----------   ---------  ------------
Rental income                   $  33,438     $  18,497     $ 13,788    $  18,755     $  3,628    $  9,412    $    --     $  97,518
Operating expenses and
  real estate taxes                 7,368         5,264        2,656        5,769        1,238       3,439         --        25,734
Depreciation and
  amortization                      4,856         2,582        1,909        3,284          (86)      1,217         --        13,762
                                ----------------------------------------------------------------------------------------------------

Income from property
  operations                    $  21,214     $  10,651     $  9,223    $   9,702     $  2,476    $  4,756    $    --     $  58,022

Percent of income from
  property operations                  37%           18%          16%          17%           4%          8%           0%        100%

General and administrative
  expenses                           --            --           --           --           --          --         (4,333)     (4,333)
Interest income(1)                     26             4         --              1            1        --            468         500
Interest expense                     --            --           --           --           --          --        (24,765)    (24,765)
Other income                         --             615         --           --           --          --           --           615
                                ----------------------------------------------------------------------------------------------------

Income (loss) before gain
 (loss) on sales and minority
 interest                          21,240        11,270        9,223        9,703        2,477       4,756      (28,630)     30,039

Gain (loss) on sales of real
 estate investments, net           26,174         2,940           11        5,431        3,848        --           --        38,404
Minority interest                    --            --           --           --           --          --           (136)       (136)
                                ----------------------------------------------------------------------------------------------------

Net income (loss)               $  47,414     $  14,210     $  9,234    $  15,134     $  6,325    $  4,756    $ (28,766)  $  68,307
                                ====================================================================================================

Real estate investments         $ 200,378     $ 116,643     $ 95,908    $ 129,733     $   --      $101,670   $    --       $644,332
                                ====================================================================================================

(Dispositions) additions of
  real estate investments       $  (4,506)    $ (16,331)    $  1,712    $ (19,500)    $(30,220)   $ 36,610    $    --     $ (32,235)
                                ====================================================================================================

Total assets                    $ 210,153     $ 108,496     $105,527    $ 115,297     $  7,378    $ 83,673    $     326   $ 630,850
                                ====================================================================================================

(1) The interest income in Northern California, Southwest, Northwest, and Midwest segments represents interest earned from tenant notes receivable.


                                      F21

                                        For the year ended December 31, 1999 (Restated, see Note 2) (dollars in thousands)
                                ---------------------------------------------------------------------------------------------------
                                 Northern                  Southern                                        Corporate
                                California    Southwest   California   Northwest     Midwest    Colorado    & Other    Consolidated
                                ----------    ---------   ----------   ---------     -------   ----------  ---------   ------------
Rental income                    $ 32,900     $ 15,726    $ 12,382     $ 15,528     $  5,363     $ 8,628    $   --       $ 90,527
Operating expenses and
  real estate taxes                 7,193        4,274       2,481        3,944        1,509       2,947         276       22,624
Depreciation and
  amortization                      4,618        2,080       1,765        2,492          872       1,141        --         12,968
                                 --------------------------------------------------------------------------------------------------

Income from property
  operations                     $ 21,089     $  9,372    $  8,136     $  9,092     $  2,982     $ 4,540    $   (276)    $ 54,935

Percent of income from
  property operations                  38%          17%         15%          17%           6%          8%         (1)%        100%

General and administrative
  expenses                           --           --          --           --           --          --        (4,889)      (4,889)
Interest income(1)                     24            3        --              4         --          --           151          182
Interest expense                     --           --          --           --           --          --       (18,939)     (18,939)
                                 --------------------------------------------------------------------------------------------------

Income (loss) before gain (loss)
  on sales and minority
  interest                         21,113        9,375       8,136        9,096        2,982       4,540     (23,953)      31,289

Gain (loss) on sales of real
  estate investments, net           7,756         --            50         --            (10)       --          --          7,796
Minority interest                    --           --          --           --           --          --          (128)        (128)
                                 --------------------------------------------------------------------------------------------------

Income (loss) before
  extraordinary item               28,869        9,375       8,186        9,096        2,972       4,540     (24,081)      38,957

Loss on early
  extinguishment  of debt            (298)        --          --           --           --          --          --           (298)
                                 --------------------------------------------------------------------------------------------------

Net income (loss)                $ 28,571     $  9,375    $  8,186     $  9,096     $  2,972     $ 4,540    $(24,081)    $ 38,659
                                 ==================================================================================================

Real estate investments          $204,884     $132,974    $ 94,196     $149,233     $ 30,220     $65,060    $   --       $676,567
                                 ==================================================================================================

(Dispositions) additions of real
  estate investments             $ (4,352)    $ 23,945    $ 16,879     $ 36,724     $ (1,892)    $ 7,652    $   --       $ 78,956
                                 ==================================================================================================

Total assets                     $212,622     $123,422    $101,551     $134,871     $ 29,713     $64,352    $  1,343     $667,874
                                 ==================================================================================================

(1) The interest income in Northern California, Southwest, and Northwest segments represents interest earned from tenant notes receivable.


                                      F22

Note 13 - Fair Value of Financial Instruments

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


                                      F23

Note 14 - Earnings per Share

Following is a reconciliation of earnings per share:
(in thousands, except share and per share amounts)

                                                                          Year Ended December 31,
                                                                          (Restated, see Note 2)
                                                                          ----------------------

                                                                      2001           2000            1999
                                                                      ----           ----            ----
Basic:
     Income before extraordinary item                             $    34,950    $    68,307    $     38,957
     Extraordinary item - loss on early
         extinguishment of debt                                          --             --              (298)
                                                                  ------------------------------------------
     Net income                                                   $    34,950    $    68,307    $     38,659
                                                                  ==========================================
     Weighted average number of shares - basic                     16,747,498     18,236,512      21,267,088
                                                                  ==========================================
     Earnings per share:
            Income before extraordinary item                      $      2.09    $      3.75    $       1.83
            Extraordinary item - loss on early
                extinguishment of debt                                   --             --             (0.01)
                                                                  ------------------------------------------
            Earnings per share                                    $      2.09    $      3.75    $       1.82
                                                                  ==========================================

Diluted:
     Income before extraordinary item                             $    34,950    $    68,307    $     38,957
     Add: Minority interest                                               142            136             128
     Extraordinary item - loss on early extinguishment of debt           --             --              (298)
                                                                  ------------------------------------------
     Net income for diluted earnings per share                    $    35,092    $    68,443    $     38,787
                                                                  ==========================================
     Weighted average number of shares                             16,747,498     18,236,512      21,267,088
     Weighted average shares
            of dilutive stock options using average
            period stock price under the treasury
            stock method                                               75,229         52,958          62,196
     Weighted average shares issuable upon the
            conversion of operating partnership units                  77,423         77,992          82,402
     Weighted average shares of non-vested restricted
            stock using average period stock
            price under the treasury stock method                     145,343        134,443          65,327
                                                                  ------------------------------------------
     Weighted average number of shares -
            diluted                                                17,045,493     18,501,905      21,477,013
                                                                  ==========================================
     Earnings per share:
            Income before extraordinary item                      $      2.06    $      3.70    $       1.82
            Extraordinary item - loss on early
                extinguishment of debt                                   --             --             (0.01)
                                                                  ------------------------------------------
            Earnings per share                                    $      2.06    $      3.70    $       1.81
                                                                  ==========================================

Since their effect would have been antidilutive, 280,000 and 817,000 of the Company's stock options have been excluded from diluted earnings per share for the years ended December 31, 2000 and 1999, respectively.


                                      F24

Note 15 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 2001 and 2000 (in thousands, except per share amounts):

2001 Quarters Ended                             3/31       6/30       9/30      12/31
-----------------------------------------------------------------------------------------
Rental income                                 $24,390    $25,033    $25,211    $25,315

Income from property operations:
         As Reported                                                 14,852     14,528
         Restated                              14,511     14,569     14,864     14,540

Income before gain on sales of real estate
  investments and minority interest:
         As Reported                                                  8,132      7,347
         Restated                               7,742      5,857      8,390      7,127

Net income:
         As Reported                                                  8,094     13,251
         Restated                               7,707      5,822      8,352     13,069

Earnings per share - basic:
         As Reported                                                $  0.49    $  0.82
         Restated                             $  0.44    $  0.34    $  0.50    $  0.81

Earnings per share - diluted:
         As Reported                                                $  0.48    $  0.80
         Restated                             $  0.44    $  0.34    $  0.49    $  0.79
=========================================================================================

2000 Quarters Ended                              3/31       6/30       9/30      12/31
-----------------------------------------------------------------------------------------

Rental income                                 $24,392    $24,957    $24,662    $23,507

Income from property operations:
         As Reported                           14,941     14,708     14,942     13,380
         Restated                              14,953     14,720     14,954     13,395

Income before gain on sales of real estate
  investments and minority interest:
         As Reported                            8,030      7,550      7,689      6,781
         Restated                               8,122      7,632      7,815      6,470

Net income:
         As Reported                           23,231      7,511     27,854      9,490
         Restated                              23,323      7,610     28,147      9,227

Earnings per share - basic:
         As Reported                          $  1.20    $  0.41    $  1.54    $  0.55
         Restated                             $  1.21    $  0.42    $  1.56    $  0.53

Earnings per share - diluted:
         As Reported                          $  1.19    $  0.41    $  1.52    $  0.54
         Restated                             $  1.20    $  0.41    $  1.53    $  0.52
=========================================================================================


                                      F25

Note 16 - Commitments and Contingencies

As of December 31, 2001, the Company has contractual construction commitments relating to its properties under development of approximately $17 million of which $15 million has been paid. The Company had outstanding undrawn letters of credit against its Credit Facility of approximately $2.1 million at December 31, 2001.

From time to time, the Company is subject to legal claims in the ordinary course of business. As of December 31, 2001, the Company recorded on its balance sheet an accrued liability for potential uninsured loss. The Company is not aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition, operating results or cash flows.

Note 17 - Subsequent Events

In the second quarter of 2002, the Company sold four industrial properties in Vista, California and one industrial property in Scottsdale, Arizona for a total sale price of approximately $19,081,000, resulting in a gain of approximately $1,798,000.

In July 2002, the Company purchased a 214,000 square foot research and development property in Phoenix, Arizona for a purchase price of approximately $24,300,000. This acquisition was funded with proceeds from the sale of the five operating properties in the second quarter of 2002 and additional borrowings from the Company's line of credit.

On August 2, 2002 the Company obtained from its bank group a $40,000,000 commitment for an unsecured bridge facility that is to be funded upon the acquisition of additional real estate.

On August 14, 2002 the Company announced that effective July 1, 2002, it was terminating its agreement with BAI and had hired its former employees.

On August 16, 2002, the Company purchased a 112,000 square foot service flex complex in South San Francisco, California for $22,000,000. The acquisition was funded from borrowings on the Company's credit facility.


                                      F26

                BEDFORD PROPERTY INVESTORS, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
  (Restated, see Note 2 to the accompanying consolidated financial statements)
                            (in thousands of dollars)

                          Initial Cost to Company           Cost        Gross Amount                                       Depreci-
                          -----------------------    Capitalized  Carried at Close of Period               Date                able
                                      Buildings &  Subsequent to  -------------------------- Accumulated   Const-      Date    Life
Description                     Land  Improvement    Acquisition  Land    Building    Total  Depreciation  ructed  Acquired  (Years)
------------------------------------------------------------------------------------------------------------------------------------
Industrial buildings:
---------------------
Northern California
Building #3 at Contra Costa
  Diablo Industrial Park,
  Concord*                    $  495       $1,159      $   61   $  495      $1,220  $ 1,715        $  310    1983     12/90       45
Building #8 at Contra Costa
  Diablo Industrial Park,
  Concord*                       877        1,548         205      877       1,753    2,630           524    1981     12/90       45
Building #18 at Mason
  Industrial Park, Concord*      610        1,265         141      610       1,406    2,016           352    1984     12/90       45
Milpitas Town Center,
  Milpitas*                    1,400        4,421         149    1,400       4,570    5,970           763    1983      8/94       45
598 Gibraltar Drive,
  Milpitas*                      535        2,522        --        535       2,522    3,057         1,088    1996      5/96       45
Auburn Court, Fremont*         1,391        2,473         395    1,415       2,844    4,259           450    1983     12/95       45
47650 Westinghouse Drive,
  Fremont*                       267          893          59      271         948    1,219           127    1982     12/95       45
410 Allerton, South
  San Francisco*               1,333          889          40    1,356         906    2,262           122    1970     12/95       45
400 Grandview, South
  San Francisco*               3,246        3,517       1,681    3,300       5,144    8,444           576    1976     12/95       45
342 Allerton, South
  San Francisco*               2,516        1,542         448    2,558       1,948    4,506           282    1969     12/95       45
301 East Grand, South
  San Francisco*               2,036          959         200    2,070       1,125    3,195           163    1974     12/95       45
Fourier Avenue, Fremont*       2,120        7,018        --      2,120       7,018    9,138           871    1982      5/96       45
Lundy Avenue, San Jose*        2,055        2,184         268    2,055       2,452    4,507           306    1982      7/96       45
115 Mason Circle, Concord*       697          854          93      697         947    1,644           141    1971      9/96       45
47600 Westinghouse Drive,
  Fremont*                       356        1,067          43      356       1,110    1,466           131    1982      9/96       45
860-870 Napa Valley
 Corporate Way, Napa*            933        3,515         729      933       4,244    5,177           592    1984      9/96       45
47633 Westinghouse Drive,
  Fremont*                     1,051        3,239         252    1,051       3,491    4,542           401    1983     10/96       45
47513 Westinghouse Drive,
  Fremont*                     1,624         --         4,093    1,625       4,092    5,717           947    1998     10/96       45
Bordeaux Centre, Napa*         1,151         --         6,714    1,151       6,714    7,865         1,301    1998     12/96       45
O'Toole Business Park,
  San Jose*                    3,933        5,748         606    3,934       6,353   10,287           765    1984     12/96       45
6500 Kaiser Drive, Fremont*    1,556        6,411          29    1,556       6,440    7,996           715    1990      1/97       45
Bedford Fremont Business
  Center, Fremont*             3,598        9,004         254    3,598       9,258   12,856         1,067    1990      3/97       45
Spinnaker Court, Fremont*      2,548        5,989         387    2,549       6,375    8,924           664    1986      5/97       45

                                                                     (Continued)


                                      F27

                          Initial Cost to Company           Cost        Gross Amount                                       Depreci-
                          -----------------------    Capitalized  Carried at Close of Period               Date                able
                                      Buildings &  Subsequent to  -------------------------- Accumulated   Const-      Date    Life
Description                     Land  Improvement    Acquisition  Land    Building    Total  Depreciation  ructed  Acquired  (Years)
------------------------------------------------------------------------------------------------------------------------------------
Industrial buildings
--------------------
  (continued):
Northern California
  (continued)
2277 Pine View Way,
  Petaluma*                    1,861        7,074           3    1,862       7,076    8,938           721    1989      6/97       45
Mondavi Building, Napa*        1,315        5,214        --      1,315       5,214    6,529           492    1985      9/97       45
Parkpoint Business Center,
  Santa Rosa*                  1,956        4,432         572    1,957       5,003    6,960           465    1981      2/98       45
2180 S. McDowell Blvd.,
  Petaluma*                      769        2,989         142      770       3,130    3,900           265    1990      7/98       45
2190 S. McDowell Blvd.,
  Petaluma*                      584        2,270           1      585       2,270    2,855           177    1996      7/98       45
Carneros Commons Phase II,
  Napa                           461         --         3,233      461       3,233    3,694            30    2001     12/96       45

Arizona
Westech Business Center,
  Phoenix*                     3,531        4,422         714    3,531       5,136    8,667           906    1985      4/96       45
Westech II, Phoenix*           1,033         --         3,958    1,033       3,958    4,991         1,087    1998      7/96       45
2601 W. Broadway, Tempe*       1,127        2,348         102    1,127       2,450    3,577           239    1977      7/97       45
Building #2 at Phoenix
  Airport Center, Phoenix*       723        3,278          30      723       3,308    4,031           323    1990      7/97       45
Building #3 at Phoenix
  Airport Center, Phoenix*       682        3,163          26      682       3,189    3,871           311    1990      7/97       45
Building #4 at Phoenix
  Airport Center, Phoenix*       517        1,732          18      517       1,750    2,267           170    1990      7/97       45
Building #5 at Phoenix
  Airport Center, Phoenix*     1,507        3,860          32    1,507       3,892    5,399           379    1990      7/97       45
Butterfield Business
  Center, Tucson*                905        4,211         128      905       4,339    5,244           403    1986     11/97       45
Butterfield Tech Center II,
  Tucson*                        100         --         1,815      100       1,815    1,915           337    1999     11/97       45
Greystone Business Park,
  Tempe*                       1,216         --         4,589    1,217       4,588    5,805           524    1999     12/97       45
Cimarron Business Park,
  Scottsdale*                  1,762        4,436         272    1,764       4,706    6,470           424 1979-85      3/98       45
Rio Salado Corporate
  Center, Tempe                1,704        2,850       1,709    1,704       4,559    6,263           145 1982-84      7/98       45
Phoenix Tech Center,
  Phoenix*                     1,314          939         882    1,314       1,821    3,135           244    1985      8/98       45
The Adams Brothers
  Building, Phoenix*           1,561        1,602          49    1,561       1,651    3,212            95 1988-95      6/99       45
Bedford Realty Partners,
  L.P., Phoenix*                 991        6,242         106      991       6,348    7,339           294    1986     12/99       45

Southern California
Dupont Industrial Center,
  Ontario*                     3,588        6,162         275    3,588       6,437   10,025         1,202    1989      5/94       45
3002 Dow Business Center,
  Tustin*                      4,209        7,291       1,375    4,305       8,570   12,875         1,588 1987-89     12/95       45
Carroll Tech I, San Diego*       511        1,372         187      511       1,559    2,070           234    1984     10/96       45
Vista I, Vista                   646        2,135          64      646       2,199    2,845           250    1990     10/96       45
Vista II, Vista                  566        1,832          (1)     566       1,831    2,397           210    1990     10/96       45
Signal Systems Building,
 San Diego*                    2,228        7,264        --      2,228       7,264    9,492           807    1990     12/96       45

                                                                     (Continued)


                                      F28

                          Initial Cost to Company           Cost        Gross Amount                                       Depreci-
                          -----------------------    Capitalized  Carried at Close of Period               Date                able
                                      Buildings &  Subsequent to  -------------------------- Accumulated   Const-      Date    Life
Description                     Land  Improvement    Acquisition  Land    Building    Total  Depreciation  ructed  Acquired  (Years)
------------------------------------------------------------------------------------------------------------------------------------
Industrial buildings
--------------------
  (continued):
Southern California
  (continued)
Carroll Tech II, San Diego*    1,022        2,129        --      1,022       2,129    3,151           248    1984     10/96       45
2230 Oak Ridge Way, Vista*       678        2,172           1      679       2,172    2,851           215    1997     10/97       45
6960 Flanders Drive, San
  Diego*                         856        2,566          (3)     856       2,563    3,419           200    1989      6/98       45
Canyon Vista Center, San
  Diego*                       1,647        4,598         227    1,647       4,825    6,472           303    1986      4/99       45
6325 Lusk Blvd., San Diego*    2,202        3,444           9    2,202       3,453    5,655           192    1991      7/99       45
Jurupa Business Center
  Phase I, Ontario               841         --         2,424      841       2,424    3,265          --      2001     12/00       45

Greater Seattle Area
Highlands Campus
  Building B, Bothell*         1,762         --         5,858    1,762       5,858    7,620           912    1999      6/98       45
Highlands Campus
  Building C, Bothell*         1,646         --         4,934    1,646       4,934    6,580           417    2000      6/98       45

Office buildings:
-----------------
Northern California
Village Green, Lafayette*        547        1,245         646      743       1,695    2,438           317    1983      7/94       45
Carneros Commons Phase I,
  Napa                           500         --         3,043      500       3,043    3,543            52    2000     12/96       45
Canyon Park, San Ramon*        1,916        3,072       3,650    1,917       6,721    8,638           564 1971-72     12/97       45
Crow Canyon Centre,
  San Ramon*                     767         --         5,266      767       5,266    6,033           543    1999     12/97       45
3380 Cypress Drive,
  Petaluma*                    1,684        3,704           2    1,685       3,705    5,390           288    1989      7/98       45

Arizona
Executive Center at
  Southbank, Phoenix*          4,943        7,134         186    4,943       7,320   12,263           795    1989      3/97       45
Building #1 at Phoenix
  Airport Center, Phoenix*       944        1,541         132      944       1,673    2,617           157    1990      7/97       45
Phoenix Airport Center
  Parking, Phoenix*            1,369           81        --      1,369          81    1,450             8    1990      7/97       45
Cabrillo Executive Center,
  Phoenix*                       475        5,552         515      475       6,067    6,542           541    1983      2/98       45
Mountain Pointe Office
  Park, Phoenix*                 834         --         4,954      834       4,954    5,788           332    1999      2/98       45
1355 S. Clearview Avenue,
  Mesa*                        2,023        5,383           2    2,023       5,385    7,408           309    1998      6/99       45

Southern California
Laguna Hills Square,
  Laguna*                      2,436        3,655       1,137    2,436       4,792    7,228           748    1983      3/96       45
Building #3 at Carroll Tech
  Center, San Diego*             716        1,400          59      716       1,459    2,175           172    1984     10/96       45
Scripps Wateridge, San
  Diego*                       4,160       12,472          12    4,160      12,484   16,644         1,248    1990      6/97       45
Building #4 at Carroll Tech
  Center, San Diego*           2,028        3,192          74    2,028       3,266    5,294           199    1986      3/99       45

                                                                     (Continued)


                                      F29

                          Initial Cost to Company           Cost        Gross Amount                                       Depreci-
                          -----------------------    Capitalized  Carried at Close of Period               Date                able
                                      Buildings &  Subsequent to  -------------------------- Accumulated   Const-      Date    Life
Description                     Land  Improvement    Acquisition  Land    Building    Total  Depreciation  ructed  Acquired  (Years)
------------------------------------------------------------------------------------------------------------------------------------
Office buildings
----------------
  (continued):
Colorado
Oracle Building, Denver*       1,838       13,094         106    1,839      13,199   15,038         1,233    1996     10/97       45
Texaco Building, Denver*       3,648       31,193       1,648    3,649      32,840   36,489         2,542    1981      5/98       45
WaterPark @ Briarwood
  Building 1, Englewood          271         --         2,822      271       2,822    3,093           231    2000      4/99       45
Belleview Corporate
  Plaza II Office, Denver      2,533         --         9,113    2,472       9,174   11,646            36    2001     10/98       45
WaterPark @ Briarwood
  Building 2, Englewood          716         --         5,811      716       5,811    6,527           314    2000      4/99       45
WaterPark @ Briarwood
  Building 3, Englewood          716         --         5,399      716       5,399    6,115             9    2001      4/99       45
WaterPark @ Briarwood
  Building 4, Englewood          285         --         3,119      285       3,119    3,404           187    2001      4/99       45
Bedford Center at Rampart,
  Englewood*                   3,757       17,777        (359)   3,757      17,418   21,175           428    1998     11/00       45

Greater Seattle Area
Orillia Office Park,
  Renton*                     10,021       22,975        --     10,021      22,975   32,996         2,298    1986      7/97       45
Adobe Systems Bldg. 1,
  Seattle*                      --         22,032       3,930     --        25,962   25,962         2,017    1998      3/98       45
Adobe Systems Bldg. 2,
  Seattle*                      --         18,618       3,358     --        21,976   21,976         1,735    1998      3/98       45
Highlands Campus,
  Building A, Bothell*         1,989         --         7,811    1,989       7,811    9,800         1,183    1999      6/98       45
The Federal Way Building,
    Federal Way*               2,178        6,915          29    2,179       6,943    9,122           396    1999      6/99       45
Federal Way II, Federal Way*   2,465       14,105         140    2,480      14,230   16,710           708    1999      9/99       45

Nevada
U.S. Bank Centre, Reno*        2,102       10,264         588    2,102      10,852   12,954         1,202    1989      5/97       45

Operating properties held
-------------------------
  for sale:
  ---------
Building #1 at Monterey
  Commerce Center,
  Monterey*                      609        5,243         242      609       5,485    6,094           449    1990     12/97       45
Building #2 at Monterey
  Commerce Center,
  Monterey*                      604        1,813        --        604       1,813    2,417           131    1990     12/97       45
Building #3 at Monterey
  Commerce Center,
  Monterey*                      597        1,792         135      597       1,927    2,524           145    1990     12/97       45

                                                                     (Continued)


                                      F30

                          Initial Cost to Company           Cost        Gross Amount                                       Depreci-
                          -----------------------    Capitalized  Carried at Close of Period               Date                able
                                      Buildings &  Subsequent to  -------------------------- Accumulated   Const-      Date    Life
Description                     Land  Improvement    Acquisition  Land    Building    Total  Depreciation  ructed  Acquired  (Years)
------------------------------------------------------------------------------------------------------------------------------------
Land held for development:
--------------------------
Scripps Land, San Diego, CA      622         --            88       710      --         710           --      N/A      6/97       45
Mondavi Land, Napa Lot 12G,
  Northern CA                  1,137         --            22     1,159      --       1,159           --      N/A      3/98       45
West Tempe Lots 30 and 31,
  Tempe, AZ                      543         --            94       637      --         637           --      N/A      7/98       45
210 Lafayette Circle,
  Northern CA                    513         --             8       521      --         521           --      N/A     11/98       45
Belleview Corporate
  Plaza III, IV, Denver, CO    2,094         --            18     2,112      --       2,112           --      N/A     10/99       45
Belleview Corporate
  Plaza, V, Denver, CO         1,561         --           267     1,828      --       1,828           --      N/A     10/98       45
Napa Lots 9B & 8D, Napa, CA    2,133         --            31     2,164      --       2,164           --      N/A     11/00       45
Jurupa Business Center
  Phase II, Ontario, CA          889         --            72       961      --         961           --      N/A     12/00       45
Jurupa Business Center
  Phase III, Ontario, CA         558         --             5       563      --         563           --      N/A     12/00       45
Jurupa Business Center
  Phase IV, Ontario, CA          928         --             6       934      --         934           --      N/A     12/00       45
Napa Lot 10C, Napa, CA         1,809         --          --       1,809      --       1,809           --      N/A     10/01       45
                          ----------------------------------------------------------------------------------------------------------

                            $156,807     $382,496    $114,759  $157,861  $496,201  $654,062       $48,984
                          ==========================================================================================================
                                                                                        (A)           (A)

* Property is encumbered, see footnotes 8 and 9 to the consolidated financial statements.

See accompanying independent auditors' report.


                                      F31

                             NOTES TO SCHEDULE III
                             (Restated, see Note 2)
                            (in thousands of dollars)

(A) An analysis of the activity in real estate investments for the years ended December 31, 2001, 2000, and 1999 is presented below in accordance with accounting principles generally accepted in the United States of America:

                                                                         Investment                  Accumulated Depreciation
                                                               --------------------------------    -----------------------------
                                                                 2001        2000        1999       2001       2000       1999
                                                                 ----        ----        ----       ----       ----       ----
BALANCE AT BEGINNING OF YEAR                                   $644,332    $676,567    $597,612    $35,821    $28,617    $18,491
Add (deduct):
     Acquisition of Carroll Tech IV                                --          --         5,220       --         --         --
     Acquisition of Canyon Vista Center                            --          --         6,245       --         --         --
     Acquisition of WaterPark at Briarwood                         --          --         1,989       --         --         --
     Acquisition of 1355 S. Clearview Avenue                       --          --         7,406       --         --         --
     Acquisition of The Adams Brothers Building                    --          --         3,163       --         --         --
     Acquisition of The Federal Way Building                       --          --         9,093       --         --         --
     Acquisition of 6325 Lusk Blvd                                 --          --         5,646       --         --         --
     Acquisition of Panorama III                                   --          --         2,634       --         --         --
     Acquisition of Federal Way II                                 --          --        16,570       --         --         --
     Acquisition of Belleview Corporate Plaza                      --          --         6,188       --         --         --
     Sale of 417 Eccles (B)                                        --          --        (1,200)      --         --          (37)
     Sale of Woodlands Tower II (C)                                --          --        (6,963)      --         --       (1,031)
     Sale of Oak Ridge Land (C)                                    --          --          (373)      --         --         --
     Sale of Doherty Avenue (D)                                    --          --        (3,909)      --         --         (152)
     Sale of Continental Can (E)                                   --          --        (4,966)      --         --         (122)
     Acquisition of Bedford Center at Rampart                      --        21,534        --         --         --         --
     Acquisition of Napa Land Lots 9B & 8D                         --         2,133        --         --         --         --
     Acquisition of Jurupa Land                                    --         3,216        --         --         --         --
     Sale of 350 E. Plumeria (F)                                   --        (8,570)       --         --         (373)      --
     Sale of Twin Oaks Technology Center (F)                       --        (6,904)       --         --         (620)      --
     Sale of Twin Oaks Business Center (F)                         --        (4,617)       --         --         (380)      --
     Sale of 5502 Oberlin Drive (G)                                --        (2,171)       --         --          (28)      --
     Sale of 100 View Street (H)                                   --        (4,636)       --         --         (365)      --
     Sale of Kenyon Center (I)                                     --       (15,075)       --         --         (677)      --
     Sale of 99th Street #1 (I)                                    --        (2,276)       --         --         (159)      --
     Sale of 99th Street #2 (I)                                    --          (828)       --         --          (54)      --
     Sale of 99th Street #3 (I)                                    --        (2,718)       --         --         (505)      --
     Sale of 99th Street #4 (I)                                    --        (3,723)       --         --         (391)      --
     Sale of Lackman Business Center (I)                           --        (2,517)       --         --         (245)      --
     Sale of Panorama (I)                                          --        (4,125)       --         --         (289)      --
     Sale of Panorama III (I)                                      --        (2,625)       --         --          (22)      --
     Sale of Overland Park Land (I)                                --            (1)       --         --         --         --
     Sale of 6600 College Blvd. (I)                                --        (6,619)       --         --         (382)      --
     Sale of Austin Braker 2 (I)                                   --        (2,256)       --         --          (58)      --
     Sale of Austin Rutland (I)                                    --        (3,232)       --         --          (93)      --
     Sale of Austin SouthPark(I)                                   --        (5,745)       --         --         (158)      --
     Sale of Didde Building (J)                                    --        (2,218)       --         --          (58)      --
     Sale of Great Hills Trail (J)                                 --        (9,859)       --         --         (394)      --
     Sale of Ferrell Drive (J)                                     --        (2,750)       --         --          (72)      --
     Sale of Ferrell Drive Land (J)                                --          (185)       --         --         --         --
     Acquisition of Napa Lot 10C                                  1,809        --          --         --         --         --
     Sale of Bryant Street Quad (K)                              (3,752)       --          --         (269)      --         --
     Sale of Bryant Street Annex (K)                             (1,480)       --          --         (130)      --         --
     Sale of Expressway Corporate Center (K)                     (4,828)       --          --         (304)      --         --
     Sale of Troika Building (L)                                 (4,017)       --          --         (262)      --         --
     Capitalized costs                                           21,998      34,532      32,212       --         --         --
     Depreciation                                                  --          --          --       14,128     12,527     11,468
                                                               --------------------------------    -----------------------------

BALANCE AT END OF YEAR                                         $654,062    $644,332    $676,567    $48,984    $35,821    $28,617
                                                               ================================    =============================

AGGREGATE COST FOR FEDERAL
     INCOME TAX PURPOSES                                       $479,505    $467,618    $509,328
                                                               ================================


                                      F32

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

                            BEDFORD PROPERTY INVESTORS, INC.


                            By: /s/ Peter B. Bedford
                                --------------------------------
                                Peter B. Bedford
                                Chairman of the Board and
                                Chief Executive Officer

Dated: August 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


/s/ Peter B. Bedford                                        August 23, 2002
---------------------------------------------
Peter B. Bedford, Chairman of the Board
and Chief Executive Officer


/s/ Anthony Downs                                           August 23, 2002
---------------------------------------------
Anthony Downs, Director


/s/ Anthony M. Frank                                        August 23, 2002
---------------------------------------------
Anthony M. Frank, Director


/s/ Martin I. Zankel                                        August 23, 2002
---------------------------------------------
Martin I. Zankel, Director


/s/ Thomas H. Nolan, Jr.                                    August 23, 2002
---------------------------------------------
Thomas H. Nolan, Jr., Director


/s/ Hanh Kihara                                             August 23, 2002
---------------------------------------------
Hanh Kihara
Senior Vice President and
Chief Financial Officer


/s/ Krista K. Rowland                                       August 23, 2002
---------------------------------------------
Krista K. Rowland, Vice President and
Controller


                                      F33