Form 10-Q/A
period 2002-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2002-08-23
CIK 910079

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to
      _______________.

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding as of May 7, 2002
-----------------------------                      -----------------------------
Common Stock, $0.02 par value                                16,693,502

                        BEDFORD PROPERTY INVESTORS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page

ITEM 1. FINANCIAL STATEMENTS

Statement                                                                      1

Balance Sheets as of March 31, 2002 (Restated)
and December 31, 2001 (Unaudited)                                              2

Statements of Income for the three months ended
March 31, 2002 (Restated) and 2001 (Restated) (Unaudited)                      3

Statements of Stockholders' Equity and Comprehensive Income
for the three months ended March 31, 2002 (Restated) (Unaudited)               4

Statements of Cash Flows for the three months ended
March 31, 2002 (Restated) and 2001 (Restated) (Unaudited)                      5

Notes to Financial Statements                                               6-17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              18-23

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK                                                          24-25

PART II. OTHER INFORMATION

ITEMS 1 - 6                                                                   25

SIGNATURES                                                                    26

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

When used in the discussion in this Form 10-Q, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed, expected or implied by the forward-looking statements. The risks and uncertainties that could cause our actual results to differ from management's estimates and expectations are contained in our filings with the Securities and Exchange Commission, including our 2001 Annual Report on Form 10-K, and as set forth in the section entitled "Potential Factors Affecting Future Operating Results" below. Readers are cautioned not to place undue reliance on these forward-looking statements since they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

As more fully described in Note 2 to the financial statements, we have restated our financial statements as of March 31, 2002 and December 31, 2001 and for the periods then ended.

                        BEDFORD PROPERTY INVESTORS, INC.
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                           March 31, 2002
                                                                       (Restated, see Note 2)   December 31, 2001
-----------------------------------------------------------------------------------------------------------------
Assets:

Real estate investments:
  Industrial buildings                                                         $297,946              $303,169
  Office buildings                                                              333,310               326,459
  Operating properties held for sale                                                 --                11,036
  Land held for development                                                      13,437                13,398
-----------------------------------------------------------------------------------------------------------------
                                                                                644,693               654,062
  Less accumulated depreciation                                                  52,056                48,984
-----------------------------------------------------------------------------------------------------------------
                                                                                592,637               605,078
  Net operating properties held for sale - discontinued operations               10,651                    --
-----------------------------------------------------------------------------------------------------------------

Total real estate investments                                                   603,288               605,078

Cash and cash equivalents                                                         5,074                 5,512
Other assets                                                                     20,319                20,215
-----------------------------------------------------------------------------------------------------------------

                                                                               $628,681              $630,805
=================================================================================================================

Liabilities and Stockholders' Equity:

Bank loan payable                                                               $84,725               $80,925
Mortgage loans payable                                                          240,750               242,066
Accounts payable and accrued expenses                                             6,952                11,653
Dividend and distributions payable                                                8,012                 7,962
Other liabilities                                                                 9,536                11,184
-----------------------------------------------------------------------------------------------------------------

     Total liabilities                                                          349,975               353,790
-----------------------------------------------------------------------------------------------------------------

Minority interest in consolidated partnership                                        --                 1,135
-----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Common stock, par value $0.02 per share;
    authorized 50,000,000 shares; issued and
    outstanding 16,692,337 shares in 2002 and
    16,515,200 shares in 2001                                                       334                   330
  Additional paid-in capital                                                    295,022               292,731
  Accumulated dividends in
    excess of net income                                                        (16,509)              (16,871)
Accumulated other comprehensive loss                                               (141)                 (310)
-----------------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                                278,706               275,880
-----------------------------------------------------------------------------------------------------------------

                                                                               $628,681              $630,805
=================================================================================================================

See accompanying notes to financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                             2002                     2001
                                                    (Restated, see Note 2)   (Restated, see Note 2)
---------------------------------------------------------------------------------------------------
Property operations:
    Rental income                                           $24,494                  $24,040
    Rental expenses:
        Operating expenses                                    4,070                    3,752
        Real estate taxes                                     2,153                    2,264
        Depreciation and amortization                         4,101                    3,766
---------------------------------------------------------------------------------------------------

Income from property operations                              14,170                   14,258

General and administrative expenses                            (979)                    (938)
Interest income                                                  36                       56
Interest expense                                             (5,060)                  (5,776)
---------------------------------------------------------------------------------------------------

Income from continuing operations
    before minority interest                                  8,167                    7,600

Minority interest                                                --                      (35)
---------------------------------------------------------------------------------------------------

Income from continuing operations                             8,167                    7,565

Income from discontinued operations, net                        208                      142
---------------------------------------------------------------------------------------------------

Net income                                                   $8,375                   $7,707
===================================================================================================

Earnings per share - basic:
    Income from continuing operations                         $0.51                    $0.43
    Income from discontinued operations                        0.01                     0.01
---------------------------------------------------------------------------------------------------

Net income per share - basic                                  $0.52                    $0.44
===================================================================================================

Weighted average number of shares - basic                16,197,385               17,404,680
===================================================================================================

Earnings per share - diluted:
    Income from continuing operations                         $0.49                    $0.43
    Income from discontinued operations                        0.01                     0.01
---------------------------------------------------------------------------------------------------

Net income per share - diluted                                $0.50                    $0.44
===================================================================================================

Weighted average number of shares - diluted              16,589,831               17,731,411
===================================================================================================

See accompanying notes to financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
           STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                                  Accumulated    Accumulated       Total
                                                                 Additional        dividends        other          stock-
                                                     Common       paid-in        in excess of   comprehensive     holders'
                                                     stock        capital         net income         loss          equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                            $330        $292,731         $(16,871)        $(310)        $275,880

Issuance of common stock                                 4           2,313               --            --            2,317

Repurchase and retirement of common stock               --            (538)              --            --             (538)

Amortization of deferred compensation                   --             516               --            --              516

Dividends to common stockholders
 ($0.48 per share)                                      --              --           (8,013)           --           (8,013)
-----------------------------------------------------------------------------------------------------------------------------

Subtotal                                               334         295,022          (24,884)         (310)         270,162
-----------------------------------------------------------------------------------------------------------------------------

Net income (restated, see Note 2)                       --              --            8,375            --            8,375

Other comprehensive income                              --              --               --           169              169
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                    --              --            8,375           169            8,544
-----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002 (restated, see Note 2)        $334        $295,022         $(16,509)        $(141)        $278,706
=============================================================================================================================

See accompanying notes to financial statements.

                        BEDFORD PROPERTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                 (in thousands)

                                                                              2002            2001
                                                                           (Restated,      (Restated,
                                                                           see Note 2)     see Note 2)
--------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                 $ 8,375         $ 7,707
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Minority interest                                                         --              35
        Depreciation and amortization                                          4,453           4,400
        Stock compensation amortization                                          516             416
        Uncollectible accounts expense                                           204              32
        Change in other assets                                                  (774)         (1,501)
        Change in accounts payable and accrued expenses                       (3,829)         (6,709)
        Change in other liabilities                                           (1,479)           (349)
--------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                      7,466           4,031
--------------------------------------------------------------------------------------------------------

Investing Activities:
  Investments in real estate                                                  (2,480)         (4,465)
--------------------------------------------------------------------------------------------------------

Net cash (used) by investing activities                                       (2,480)         (4,465)
--------------------------------------------------------------------------------------------------------

Financing Activities:
  Proceeds from bank loan payable, net of loan costs                           8,384           7,749
  Repayments of bank loan payable                                             (4,626)           (973)
  Refund of loan costs                                                             2              52
  Repayments of mortgage loans payable                                        (1,316)           (931)
  Issuance of common stock                                                       834             276
  Payment of dividends and distributions                                      (7,962)         (8,005)
  Repurchase and retirement of common stock                                     (538)           (543)
  Redemption of Operating Partnership Units                                     (202)             --
--------------------------------------------------------------------------------------------------------

Net cash (used) by financing activities                                       (5,424)         (2,375)
--------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                     (438)         (2,809)
Cash and cash equivalents at beginning of period                               5,512           3,160
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                   $ 5,074         $   351
========================================================================================================

Supplemental disclosure of cash flow information:

Cash paid during the year for interest, net of amounts capitalized of
   $273 in 2002 and $304 in 2001                                             $ 4,869         $ 5,437
========================================================================================================

Non-cash investing and financing transactions:

Redemption of Operating Partnership Units paid in common stock               $(1,483)        $    --
Investment in real estate assets                                             $   550         $    --
Minority interest in consolidated partnership                                $   933         $    --
========================================================================================================

                        BEDFORD PROPERTY INVESTORS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 MARCH 31, 2002

Note 1 - Organization and Summary of Significant Accounting Policies and
Practices

The Company

Bedford Property Investors, Inc. (the "Company") is a Maryland real estate investment trust with investments primarily in industrial and suburban office properties concentrated in the western United States. Our common stock trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.

Basis of Presentation

We have prepared the accompanying unaudited financial statements in accordance with the requirements of Form 10-Q as set forth by the Securities and Exchange Commission. Therefore, they do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The unaudited interim financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of results for the interim periods presented in compliance with the instructions to Form 10-Q. All such adjustments are of a normal, recurring nature.

Real Estate Investments Held for Sale

Real estate investments that are considered held for sale are recorded at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. We adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. In accordance with FAS 144, real estate assets are classified as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset;
(b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Our adoption of FAS 144 resulted in: (i) the presentation of the operating properties held for sale, net of accumulated depreciation, as discontinued operations on the balance sheet and (ii) the presentation of the net operating results of properties considered held for sale during the three months ended March 31, 2002, less allocated interest expense, as income from discontinued operations for all periods presented. We allocated interest expense based on the percentage of the cost basis of properties held for sale to the total cost basis of real estate assets as of March 31, 2002 and pro-rated the allocated interest for the number of days prior to sale. Implementation of FAS 144 only impacted the balance sheet and income statement classification but had no effect on results of operations.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. Stock options issued under our stock option plans, non-vested restricted stock, and the Operating Partnership ("OP") Units of Bedford Realty Partners, L.P. (prior to their redemption on January 15, 2002) are included in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Cash and Cash Equivalents

We consider all demand deposits, money market accounts and temporary cash investments to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. However, we believe that the risk is not significant, as we do not anticipate their non-performance.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations. Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. We do not believe that FAS 143 will have a material impact on our financial position or results of operations.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year presentation.

Note 2 - Restatement

Effective July 1, 2002, we corrected our accounting treatment for fees incurred under our contractual relationship with Bedford Acquisitions, Inc. ("BAI") (see
Note 8), commencing in the fourth quarter of 1997 and continuing through the quarter ended June 30, 2002. This new treatment was based on our independent auditors' advice that they would no longer support the prior method of accounting for BAI. We have been advised by our independent auditors that the correction of the accounting treatment for fees paid to BAI did not arise from any change in the operations of BAI or our operations or the discovery of any new facts relating to these operations. The Company's transactions with BAI and the effects of those transactions have been disclosed in detail in each Form 10-K, Form 10-Q, and Proxy Statement the Company filed with the SEC for all periods affected. The Company has evaluated its independent auditors' recommendation and agrees that, according to generally accepted accounting principles, a change in accounting for transactions between the Company and BAI is appropriate. Effective October 1, 1997, fees charged by BAI should have been deemed internal costs and expensed to the extent that such fees did not represent payment to BAI for direct and incremental development costs or for independent third party costs incurred by BAI on our behalf. We have restated our financial statements for all quarters commencing with the fourth quarter of 1997 through the first quarter of 2002 to correct the accounting for these services. The previously reported amounts and the restated amounts for the periods (excluding periods already restated in previous filings) included in this quarterly report are as follows:

                 (Dollars in thousand, except per share amounts)

                                         March 31, 2002
-------------------------------------------------------
Real estate investments (net of
   accumulated depreciation)
           As Reported                         $605,773
           Restated                             603,288
Other Assets:
           As Reported                           22,599
           Restated                              20,319
Total Assets:
           As Reported                          633,446
           Restated                             628,681
Stockholders' equity:
           As Reported                          283,471
           Restated                             278,706

                                     Three months ended       Three months ended
                                         March 31, 2002           March 31, 2001
                                         --------------           --------------

Depreciation and amortization
   expenses:
           As Reported                            4,112                    3,779
           Restated                               4,101                    3,766
General and administrative
   expenses:
           As Reported                            1,059                    1,018
           Restated                                 979                      938
Interest expense:
           As Reported                            5,293                    5,791
           Restated                               5,060                    5,776
Net income:
           As Reported                            8,051                    7,599
           Restated                               8,375                    7,707
Net income per share:
           As Reported:
                        Basic                     $0.50                    $0.44
                        Diluted                   $0.48                    $0.43
           Restated
                        Basic                     $0.52                    $0.44
                        Diluted                   $0.50                    $0.44

The 2002 and 2001 financial statements included herein and the accompanying footnotes reflect these restated amounts.

Note 3 - Real Estate Investments

As of March 31, 2002, our real estate investments were diversified by property type as follows (dollars in thousands):

                                                 Number of                                    Percent
                                                 Properties            Cost                  of Total
--------------------------------------------------------------------------------------------------------------
Industrial buildings                                 56              $297,946                     45%
Office buildings                                     30               333,310                     51%
Operating properties held for sale-
    discontinued operations                           4                11,525                      2%
Land held for development                            11                13,437                      2%
--------------------------------------------------------------------------------------------------------------

Total                                               101              $656,218                    100%
==============================================================================================================

The following table sets forth our real estate investments as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                                        Less
                                                                   Development       Accumulated
                                           Land      Building      In-Progress       Depreciation        Total
                                      ----------------------------------------------------------------------------
Industrial buildings
Northern California                     $ 44,660     $112,750         $   --            $16,009         $141,401
Northwest                                  3,409       10,789             --              1,569           12,629
Southern California                       16,345       37,139             --              4,837           48,647
Arizona                                   18,751       54,103             --              6,368           66,486
                                      ----------------------------------------------------------------------------

Total industrial buildings                83,165      214,781             --             28,783          269,163
                                      ----------------------------------------------------------------------------

Office buildings
Northern California                        6,221       26,107             --              2,608           29,720
Northwest                                 16,669       99,947             --              8,995          107,621
Southern California                        9,340       22,024             --              2,505           28,859
Arizona                                   10,588       25,503             --              2,317           33,774
Colorado                                  13,706       90,241             --              5,574           98,373
Nevada                                     2,102       10,862             --              1,274           11,690
                                      ----------------------------------------------------------------------------

Total office buildings                    58,626      274,684             --             23,273          310,037
                                      ----------------------------------------------------------------------------

Operating properties held for sale-
  discontinued operations
Southern California                        2,747        8,778             --                874           10,651
                                      ----------------------------------------------------------------------------

Land held for development
Northern California                        5,674           --             --                 --            5,674
Northwest                                      7           --             --                 --                7
Southern California                        3,178           --             --                 --            3,178
Arizona                                      637           --             --                 --              637
Colorado                                   3,941           --             --                 --            3,941
                                      ----------------------------------------------------------------------------

Total land held for development           13,437           --             --                 --           13,437
                                      ----------------------------------------------------------------------------

Total as of March 31, 2002              $157,975     $498,243         $   --            $52,930         $603,288
                                      ============================================================================

Total as of December 31, 2001           $157,861     $496,201         $   --            $48,984         $605,078
                                      ============================================================================

Our Company personnel directly manage all but one of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained an outside manager to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada. All financial record-keeping is centralized at our corporate office in Lafayette, California.

Income from property operations for operating properties held for sale at March 31, 2002 was $208,000 and $142,000 for the three months ended March 31, 2002 and 2001, respectively. Income from discontinued operations includes allocated interest expense of $99,000 and $111,000 for the three months ended March 31, 2002 and 2001, respectively.

Note 4.  Debt

Bank Loan Payable

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to the lender's prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on our leverage level. As of March 31, 2002, the facility had an outstanding balance of $84,725,000 and was secured by our interest in 31 properties which collectively accounted for approximately 34% of our annualized base rent and approximately 34% of our total real estate assets.

The credit facility contains various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of average Funds From Operations. We were in compliance with the covenants and requirements of our revolving credit facility during the quarter ended March 31, 2002.

The daily weighted average amount we owed to the bank was $84,173,000 and $83,153,000 for the three months ended March 31, 2002 and 2001, respectively. The weighted average annual interest rates under our bank line of credit in each of these periods was 4.98% and 7.59%, respectively. The effective interest rate at March 31, 2002 was 5.07%.

Mortgage Loans Payable

Mortgage loans payable at March 31, 2002 consist of the following (in thousands):

                                  Interest Rate as of
      Maturity Date                 March 31, 2002                     Balance
      -------------               --------------------                 -------

      March 15, 2003              7.02%                                $18,454
      November 19, 2004           4.02%(1)                              21,640
      January 1, 2005             6.00%(2)                               4,458
      June 1, 2005                7.17%                                 26,155
      August 1, 2005              5.55%(3)                               3,522
      August 1, 2005              5.55%(3)                              22,719
      July 31, 2006               8.90%                                  8,093
      July 31, 2006               6.91%                                 19,423
      December 1, 2006            7.95%                                 21,458
      June 1, 2007                7.17%                                 35,575
      June 1, 2009                7.17%                                 41,552
      August 1, 2011              6.918%(4)                             17,701
                                                                      --------
      Total                                                           $240,750
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

The mortgage loans are collaterized by our interests in 49 properties which collectively accounted for approximately 62% of our annualized base rents and approximately 56% of our total real estate assets as of March 31, 2002. We were in compliance with the covenants and requirements of our various mortgages during the quarter ended March 31, 2002.

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

We do not use derivatives for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments, and we do not anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

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

The following summarizes the principal value and fair value of our interest swap contracts. The principal value below provides an indication of the amount that has been hedged in these contracts but does not represent an obligation or exposure to credit risk at March 31, 2002 (dollars in thousands):

                                                                                   Approximate
Principal        Fixed             Contract              Cumulative               Liability at
Amount            Rate             Maturity            Cash Paid, Net          March 31, 2002 (1)
------           ------            --------            --------------          ------------------
$22,719          5.55%           July 1, 2002                $258                     $122
  3,522          5.55%           July 1, 2002                  49                       19
-------------------------------------------------------------------------------------------------
$26,241                                                      $307                     $141
=================================================================================================

(1) Represents the approximate amount which we would have paid as of March 31, 2002 if the swap contracts were terminated.

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

                                           For the three months ended March 31, 2002 (Restated, see Note 2)
                                                           (in thousands, except percentages)
                            -------------------------------------------------------------------------------------------
                               Northern                 Southern                             Corporate
                              California    Arizona    California    Northwest    Colorado     & Other     Consolidated
                            -------------------------------------------------------------------------------------------
Rental income                   $9,077       $3,987       $3,077       $4,794       $3,559     $    --        $24,494
Operating expenses and
  real estate taxes              1,897        1,106          630        1,329        1,261          --          6,223
Depreciation and
  amortization                   1,427          717          454          935          568          --          4,101
                            -------------------------------------------------------------------------------------------

Income from property
  operations                     5,753        2,164        1,993        2,530        1,730          --         14,170

Percent of income from
  property operations               41%          15%          14%          18%          12%          0%           100%

General and administrative
  expenses                          --           --           --           --           --        (979)          (979)
Interest income(1)                   7           --           --            4           --          25             36
Interest expense                    --           --           --           --           --      (5,060)        (5,060)
                            -------------------------------------------------------------------------------------------

Income (loss) from
  continuing operations          5,760        2,164        1,993        2,534        1,730      (6,014)         8,167

Income from discontinued
  operations, net                   --           --          208           --           --          --            208
                            -------------------------------------------------------------------------------------------

Net income (loss)               $5,760       $2,164       $2,201       $2,534       $1,730     $(6,014)        $8,375
                            ===========================================================================================

Real estate investments       $208,375     $109,583      $99,551     $130,820     $107,889     $    --       $656,218
                            ===========================================================================================

Additions of real
  estate investments              $424         $693         $523          $54         $462     $    --         $2,156
                            ===========================================================================================

Total assets                  $219,112     $105,892     $109,821     $115,520      $77,473        $863       $628,681
                            ===========================================================================================

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

                                           For the three months ended March 31, 2001 (Restated, see Note 2)
                                                          (in thousands, except percentages)
                            -----------------------------------------------------------------------------------------------
                              Northern                  Southern                               Corporate
                             California     Arizona    California     Northwest      Colorado    & Other      Consolidated
                            -----------------------------------------------------------------------------------------------
Rental income                   $8,550       $4,146       $3,126        $4,694        $3,524     $    --        $24,040
Operating expenses and
  real estate taxes              1,772        1,109          598         1,317         1,220          --          6,016
Depreciation and
  amortization                   1,220          738          424           896           488          --          3,766
                            -----------------------------------------------------------------------------------------------

Income from property
  operations                     5,558        2,299        2,104         2,481         1,816          --         14,258

Percent of income from
  property operations               39%          16%          15%           17%           13%          0%           100%

General and administrative
  expenses                          --           --           --            --            --        (938)          (938)
Interest income (1)                  6           --           --             2            --          48             56
Interest expense                    --           --           --            --            --      (5,776)        (5,776)
                            -----------------------------------------------------------------------------------------------

Income (loss) before
  minority interest              5,564        2,299        2,104         2,483         1,816      (6,666)         7,600

Minority interest                   --           --           --            --            --         (35)           (35)
                            -----------------------------------------------------------------------------------------------

Income (loss) from
  continuing operations          5,564        2,299        2,104         2,483         1,816      (6,701)         7,565

Income from discontinued
  operations, net                   --           --          142            --            --          --            142
                            -----------------------------------------------------------------------------------------------

Net income (loss)               $5,564       $2,299       $2,246        $2,483        $1,816     $(6,701)        $7,707
                            ===============================================================================================

Real estate investments       $201,822     $116,962      $96,205      $129,725      $103,930     $    --       $648,644
                            ===============================================================================================

Additions of real estate
  investments                   $1,444         $319         $297           $(8)       $2,260     $    --         $4,312
                            ===============================================================================================

Total assets                  $213,771     $110,517     $107,013      $116,763       $81,237        $292       $629,593
                            ===============================================================================================

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 7.  Earnings per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

                                                        Three Months Ended      Three Months Ended
                                                          March 31, 2002          March 31, 2001
                                                      (Restated, see Note 2)  (Restated, see Note 2)
                                                    --------------------------------------------------
Basic:

Income from continuing operations                               $8,167                 $7,565
Income from discontinued operations, net                           208                    142
                                                    --------------------------------------------------

Net income                                                      $8,375                 $7,707
                                                    ==================================================

Weighted average number of shares - basic                   16,197,385             17,404,680
                                                    ==================================================

Earnings per share:
    Income from continuing operations                            $0.51                  $0.43
    Income from discontinued operations                           0.01                   0.01
                                                    --------------------------------------------------

    Earnings per share - basic                                   $0.52                  $0.44
                                                    ==================================================

Diluted:

Income from continuing operations                               $8,167                 $7,565
Income from discontinued operations, net                           208                    142
Add: minority interest                                              --                     35
                                                    --------------------------------------------------

Net income for diluted earnings per share                       $8,375                 $7,742
                                                    ==================================================

Weighted average number of shares - basic                   16,197,385             17,404,680
Weighted average shares of dilutive stock
    options using average period stock price
    under the treasury stock method                            189,318                 47,886
Weighted average shares issuable upon the
    conversion of Operating Partnership Units                   11,210                 77,992
Weighted average shares of non-vested
    restricted stock using average period
    stock price under the treasury stock method                191,918                200,853
                                                    --------------------------------------------------

Weighted average number of shares - diluted                 16,589,831             17,731,411
                                                    ==================================================

Earnings per share:
    Income from continuing operations                            $0.49                  $0.43
    Income from discontinued operations                           0.01                   0.01
                                                    --------------------------------------------------

    Earnings per share - diluted                                 $0.50                  $0.44
                                                    ==================================================

Note 8.  Related Party Transactions

Prior to July 1, 2002 our activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements were performed by Bedford Acquisitions, Inc. ("BAI"), a corporation wholly-owned by Peter Bedford, our Chairman of the Board and Chief Executive Officer. We used the services of BAI for our acquisition, disposition, financing and development activities because we incurred expenses related only to those transactions that were successfully completed. These services were provided pursuant to written agreements (renewable annually since January 1, 1995), which provide that BAI was obligated to provide services to us with respect to our acquisition, disposition, financing and development activities, and that BAI was responsible for the payment of expenses incurred for these activities.

This arrangement provided that BAI earned a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred. The total amount of such fees payable to BAI by us was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

As discussed in Note 2, BAI fees incurred and reported as capitalized costs during the period from October 1, 1997 through March 31, 2002 have been restated in the prior periods and in the accompanying financial statements as expenses.

For the quarters ended March 31, 2002 and 2001, we paid BAI an aggregate amount of approximately $1,345,000 and $1,308,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this arrangement. As of March 31, 2002 and December 31, 2001, we had an accrued liability of $680,000 and $1,945,000, respectively, for fees earned by BAI in excess of the amounts we paid to BAI under the agreement.

At March 31, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Note 9.  Commitments and Contingencies

As of March 31, 2002, we had contractual construction commitments generally relating to tenant improvements on its developed properties of approximately $700,000. We had outstanding undrawn letters of credit against its credit facility of approximately $2,100,000 million as of March 31, 2002.

From time to time, we are subject to legal claims in the ordinary course of business. As of March 31, 2002, we have recorded on our balance sheet an accrued liability for potential uninsured loss. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 10.  Subsequent Events

In the second quarter of 2002, we sold four industrial properties in Vista, California and one industrial property in Scottsdale, Arizona for a total sale price of approximately $19,081,000, resulting in a gain of approximately $1,798,000.

In July 2002, we purchased a 214,000 square foot research and development property in Phoenix, Arizona for a purchase price of approximately $24,300,000. This acquisition was funded with proceeds from the sale of the five operating properties in the second quarter of 2002 and additional borrowings from our line of credit.

On August 2, 2002, we obtained from our bank group a $40,000,000 commitment for an unsecured bridge facility that is to be funded upon the acquisition of additional real estate.

On August 14, 2002 we announced that effective July 1, 2002, we were terminating our agreement with BAI and had hired its former employees.

On August 16, 2002, we purchased a 112,000 square foot service flex complex in South San Francisco, California for $22,000,000. The acquisition was funded from borrowings on our credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The financial statements for 2002 and 2001 have been restated as explained in
Note 2 to Financial Statements. Management's discussion and analysis below compares the restated 2002 results to the restated 2001 results.

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

Variances in revenues, expenses, net income and cash flows for the three months ended March 31, 2002 when compared with the same period in 2001 were due primarily to the development and sale of operating properties during the following periods:

                        Activities from January 1, 2001             Activities from April 1, 2001
                               to March 31, 2001                          to March 31, 2002
                     -------------------------------------------------------------------------------
                          Number of             Square                Number of            Square
                         Properties              Feet                Properties             Feet
                     -------------------------------------------------------------------------------
Development
    Industrial               --                     --                    1                36,885
    Office                    1                 29,400                    3               155,289
                     -------------------------------------------------------------------------------
                              1                 29,400                    4               192,174
                     ===============================================================================

Sales
    Industrial               --                     --                    3               289,867
    Office                   --                     --                    1                52,000
                     -------------------------------------------------------------------------------
                             --                     --                    4               341,867
                     ===============================================================================

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) decreased $88,000 or less than 1% in 2002 compared with 2001. This decrease is attributable to an increase in rental income of $454,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $542,000.

The increases in rental income and rental expenses are primarily attributable to the development activities and sales of properties during the year 2001. Development activities increased rental income and rental expenses in 2002 by $382,000 and $340,000, respectively, as compared to 2001. These increases were offset by the sale of three industrial properties and one office property in 2001 which resulted in a reduction in rental income and rental expenses in 2002 of $615,000 and $179,000, respectively, as compared to 2001. The remaining increase in rental income of $687,000 is due to an increase in rental rates and expense recovery income, as well as early termination fees earned in 2002. The remaining increase in rental expenses of $381,000 is primarily due to an increase in gas and electricity costs.

Expenses

General and administrative expense increased $41,000 or 4% in 2002 compared with 2001, primarily as a result of increased compensation costs. Interest expense, which includes amortization of loan fees, decreased $716,000 or 12% in 2002 compared with 2001. The decrease is attributable to lower interest rates on our variable rate debt and lower amortization of loan fees. The amortization of loan fees was $284,000 and $500,000 in 2002 and 2001, respectively. This decrease is primarily due to a decrease in deferred loan fees for debt renewed during 2001.

Dividends

Common stock dividends to stockholders declared for the first quarter of 2002 were $0.48 per share. Common stock dividends to stockholders and distributions to Operating Partnership ("OP") Unitholders declared for the first quarter of 2001 were $0.45 per share or OP Unit. The outstanding OP Units were redeemed by us on January 15, 2002. Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

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

Our cash and cash equivalents decreased to $5,074,000 at March 31, 2002, from $5,512,000 at December 31, 2001. This decrease is due to $7,466,000 of cash provided from operations, partially offset by $2,480,000 and $5,424,000 used by investing activities and financing activities, respectively.

Net cash of $7,466,000 provided by operating activities consisted primarily of $13,548,000 of net income adjusted for non-cash items, offset by $6,082,000 used in working capital and other activities. Net cash used in working capital and other activities resulted from expenditures incurred in acquiring other assets and payments for accounts payable, accrued expenses, and other liabilities.

Net cash of $2,480,000 used for investing activities consisted of cash used for investments in real estate, resulting from $1,355,000 of cash used for investments in developed properties, and approximately $1,125,000 of cash used for investments in existing operating properties. Investments in real estate include the cost of land, buildings, building improvements, and tenant improvements. We expect to spend additional capital expenditures of approximately $8,800,000 for the remainder of 2002.

Net cash used by financing activities of $5,424,000 consisted of repayments of bank borrowings and mortgage loans of $5,942,000, payment of dividends and distributions of $7,962,000, the repurchase of 22,589 shares of stock for $538,000, and the redemption of 8,623 shares of OP Units for $202,000 in cash offset by net proceeds from bank borrowings of $8,384,000, refund of loan costs of $2,000, and net proceeds from stock options exercised by employees and directors of $834,000.

Our ability to continue to finance our operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon the ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 90% of our real estate investments serve as collateral for our existing indebtedness as of March 31, 2002. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature which allows us at our option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender's prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on our leverage level. As of March 31, 2002, the facility had an outstanding balance of $84,725,000 and an effective interest rate of 5.07%.

On August 2, 2002, we obtained from our bank group a $40,000,000 commitment for an unsecured bridge facility that is to be funded upon the acquisition of additional real estate.

Mortgage loans payable at March 31, 2002 consist of the following (in thousands):

                                 Interest Rate as of
     Maturity Date                  March 31, 2002                    Balance
     -------------                  --------------                    -------

     March 15, 2003                     7.02%                         $18,454
     November 19, 2004                  4.02%(1)                       21,640
     January 1, 2005                    6.00%(2)                        4,458
     June 1, 2005                       7.17%                          26,155
     August 1, 2005                     5.55%(3)                        3,522
     August 1, 2005                     5.55%(3)                       22,719
     July 31, 2006                      8.90%                           8,093
     July 31, 2006                      6.91%                          19,423
     December 1, 2006                   7.95%                          21,458
     June 1, 2007                       7.17%                          35,575
     June 1, 2009                       7.17%                          41,552
     August 1, 2011                     6.918%(4)                      17,701
                                                                     --------
     Total                                                           $240,750
                                                                     ========

(1) Floating rate based on LIBOR plus 1.60%. The LIBOR rate was locked for one year at 2.42% and will expire on December 20, 2002.
(2)   Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).
(3) Floating rate based on fixed rate on interest swap agreements. See Note 4 of our notes to financial statements.
(4) Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

We were in compliance with the covenants and requirements of our various debt financings during the quarter ended March 31, 2002. We anticipate that the cash flow generated by our real estate investments and funds available under the credit facility will be sufficient to meet our short-term liquidity requirements.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at March 31, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

                                             Amount of Commitment Expiring by Period
                                   ----------------------------------------------------------
                                       Less
                                       than       1-3          4-5      Over 5
                                      1 year     Years        Years      Years       Total
                                   ----------------------------------------------------------
Bank Loan Payable                    $    --    $ 84,725    $     --    $    --    $ 84,725
Mortgage Loans Payable                24,188      36,722     101,465     78,375     240,750
Construction Contract Commitments        700          --          --         --         700
Standby Letters of Credit              2,096          --          --         --       2,096
                                   ----------------------------------------------------------

Total                                $26,984    $121,447    $101,465    $78,375    $328,271
                                   ==========================================================

Related Party Transactions

Prior to July 1, 2002 our activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements were performed by BAI, a corporation wholly-owned by Peter Bedford, our Chairman of the Board and Chief Executive Officer. We used the services of BAI for our acquisition, disposition, financing and development activities because we incurred expenses related only to those transactions that were successfully completed. These services were provided pursuant to written agreements (renewable annually since January 1, 1995), which provide that BAI was obligated to provide services to us with respect to our acquisition, disposition, financing and development activities, and that BAI was responsible for the payment of expenses incurred for these activities. BAI was required to submit to us a cost estimate for our approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities. Pursuant to the agreement, Mr. Bedford was obligated to pay BAI's expenses described above if BAI failed to make any such payments in a timely fashion, provided that Mr. Bedford was not obligated to pay any such amounts exceeding $1 million or following a termination of BAI's obligations based on the expiration or termination of the term of the agreement.

This arrangement provided that BAI earned a success fee in an amount equal to 1 1/2% of the purchase price of property acquisitions, 1 1/2% of the sale price of dispositions, up to 1 1/2% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred. The total amount of such fees payable to BAI by us was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

On August 14, 2002, we announced that effective July 1, 2002, we were terminating the agreement with BAI and had hired its former employees.

For the quarters ended March 31, 2002 and 2001, we paid BAI an aggregate amount of approximately $1,345,000 and $1,308,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this arrangement. As of March 31, 2002 and December 31, 2001, we had an accrued liability of $680,000 and $1,945,000, respectively, for fees earned by BAI in excess of the amounts paid to BAI by us under the agreement.

At March 31, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Potential Factors Affecting Future Operating Results

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

Change in Accounting for Costs Associated with Acquisitions, Financings and Development costs

We are currently evaluating the impact of the accounting treatment for certain costs related to development, acquisitions and financings on future operating results. Based on the first quarter 2002 net income, we anticipate that the effect for the remainder of 2002 will not be material.

Economic Environment

Both the national economy and the economies of the western states in which we own, manage and develop properties have been and continue to be in a recession. The early indicators of how this affects the real estate industry in general, and us in particular, are slightly reduced occupancy rates, flattening of growth in market rental rates, and reduced activity levels in the flow of prospective tenants for space currently available for lease.

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

These conditions, the risks that follow, and many other factors affect our actual financial performance and may cause our future results to be markedly outside of our current expectations.

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

Lease Renewals

While we historically have been successful in renewing and reletting space, we are subject to the risk that certain leases expiring in 2002 and beyond may not be renewed, or the terms of renewal may be less favorable than current lease terms. We expect to incur costs in making improvements or repairs to our portfolio of properties required by new or renewing tenants and expect to incur expenses associated with brokerage commissions payable in connection with the reletting of space.

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

We believe that we are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances. Further, we have not been notified by any governmental authority of any non-compliance or other claim in connection with any of our present or former properties. Accordingly, we do not currently anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on our financial position, results of operations or liquidity. There can be no assurance, however, that future discoveries or events at our properties, or changes to current environmental regulations, will not result in such a material adverse impact.

Financial Performance

We consider Funds From Operations ("FFO") to be one measure of the performance of an equity REIT. FFO during the three months ended March 31, 2002 was $12,476,000. During the same period in 2001, FFO was $11,561,000. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO was computed by us in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to our presentation.

                                                                    Three Months Ended
                                                                         March 31
                                                               2002                   2001
                                                         ---------------------------------------
Funds From Operations
    (in thousands, except share amounts):
             Net income                                         $8,375                 $7,707
             Add:
                 Depreciation and amortization:
                    Continuing operations                        4,101                  3,766
                    Discontinued operations                         --                     53
                 Minority interest                                  --                     35
                                                         ---------------------------------------

             Funds From Operations                             $12,476                $11,561
                                                         =======================================

             Weighted average number of
                 shares - diluted                           16,589,831             17,731,411
                                                         =======================================

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we balance our borrowings between fixed and variable rate debt. While we have entered into interest swap agreements to minimize our exposure to interest rate fluctuations, we do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

                                                        Three Month Period Ending March 31,
                                                                                                                  Fair
                              2003        2004       2005         2006        2007    Thereafter     Total       Value
                          -----------------------------------------------------------------------------------------------
Variable rate LIBOR debt     $2,530      $2,931    $111,918     $25,583      $1,821      $9,731    $154,514    $154,514
Weighted average
  interest rate               5.15%       5.06%       4.94%       5.29%       6.92%       6.92%       5.10%       5.10%

Fixed rate debt             $21,659      $3,178      $3,420     $27,619     $46,441     $68,644    $170,961    $176,724
Weighted average
  interest rate               7.24%       7.34%       7.34%       7.36%       7.32%       7.17%       7.28%       6.50%

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

The following summarizes the principal value and fair value of our interest swap contracts. The principal value below provides an indication of the amount that has been hedged in these contracts but does not represent an obligation or exposure to credit risk at March 31, 2002 (dollars in thousands):

Principal        Fixed              Contract               Cumulative                Approximate Liability
Amount (1)        Rate              Maturity             Cash Paid, Net              at March 31, 2002 (2)
----------        ----              --------             --------------              ---------------------
 $22,719          5.55%           July 1, 2002                $258                            $122
   3,522          5.55%           July 1, 2002                  49                              19
----------------------------------------------------------------------------------------------------------
 $26,241                                                      $307                            $141
==========================================================================================================

(1) The principal amount is included in the table of qualitative and quantitative disclosure about market risk as variable rate LIBOR debt and fixed rate debt, as applicable.

(2) Represents the approximate amount which we would have paid as of March 31, 2002 if the swap contracts were terminated.

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

            3.1(b) Charter of the Company, as amended, is incorporated herein by reference to Exhibit 4.2 of our Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-00921) filed on March 29, 1996.

            3.1(c) Articles of Amendment of Charter of Bedford Property Investors, Inc. is incorporated herein by reference to
                        Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1997.

            3.2 Amended and Restated Bylaws are incorporated herein by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 2000.

B.     Reports on Form 8-K

       None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, hereunto duly authorized.

Dated:  August 23, 2002

               BEDFORD PROPERTY INVESTORS, INC.
                                (Registrant)


         By:      /s/ HANH KIHARA
                  ---------------
                  Hanh Kihara
                  Senior Vice President and
                  Chief Financial Officer


         By:      /s/ KRISTA K. ROWLAND
                  ---------------------
                  Krista K. Rowland
                  Vice President and Controller