Form 10-Q
period 2002-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2002-11-13
CIK 910079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  x   No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes  x   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class

Outstanding as of November 8, 2002

Common Stock, $0.02 par value

16,750,866

BEDFORD PROPERTY INVESTORS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STATEMENT

We have prepared the following unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations.  These financial statements should be read in conjunction with the notes to consolidated financial statements appearing in our Form 10-K/A for the year ended December 31, 2001.

When used in this Form 10-Q, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected or implied by the forward-looking statements.  The risks and uncertainties that could cause our actual results to differ from management’s estimates and expectations are contained in our filings with the Securities and Exchange Commission, including our 2001 Annual Report on Form 10-K/A, and as set forth in the section below entitled “Potential Factors Affecting Future Operating Results”.  Readers are cautioned not to place undue reliance on these forward-looking statements since they only reflect information available as of the date of this filing.  We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

BEDFORD PROPERTY INVESTORS, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
Assets: Real estate investments:
Industrial buildings	$373,095	$303,169
Office buildings	335,013	326,459
Operating properties held for sale	-	11,036
Properties under development	1,445	-
Land held for development	13,654	13,398
	723,207	654,062
Less accumulated depreciation	58,243	48,984
Total real estate investments	664,964	605,078
Cash and cash equivalents	2,104	5,512
Other assets	21,055	20,215
	$688,123	$630,805
Liabilities and Stockholders' Equity:
Bank loans payable	$135,095	$ 80,925
Mortgage loans payable	238,260	242,066
Accounts payable and accrued expenses	9,792	11,653
Dividend and distributions payable	8,375	7,962
Other liabilities	12,632	11,184
Total liabilities	404,154	353,790
Minority interest in consolidated partnership	-	1,135
Stockholders' equity: Common stock, par value $0.02 per share; authorized 50,000,000 shares; issued and outstanding 16,750,783 shares in 2002 and 16,515,200 shares in 2001	335	330
Additional paid-in capital	296,461	292,731
Accumulated dividends in excess of net income	(12,827)	(16,871)
Accumulated other comprehensive loss	-	(310)
Total stockholders' equity	283,969	275,880
	$688,123	$630,805

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Nine Months
	2002	2001	2002	2001 (Restated, see Note 2)
Property operations: Rental income	$25,655	$24,188	$73,782	$71,546
Rental expenses: Operating expenses	4,339	3,958	12,443	11,636
Real estate taxes	2,382	2,238	6,727	6,635
Depreciation and amortization	4,403	3,819	12,231	11,331
Income from property operations	14,531	14,173	42,381	41,944
General and administrative expenses	(1,478)	(1,048)	(3,509)	(5,101)
Interest income	66	57	151	160
Interest expense	(5,087)	(5,224)	(14,896)	(16,217)
Income from continuing operations before minority interest	8,032	7,958	24,127	20,786
Minority interest	-	(38)	-	(108)
Income from continuing operations	8,032	7,920	24,127	20,678
Discontinued operations: Income from operating properties sold, net	227	432	766	1,203
Gain on sale of operating properties	1,777	-	3,575	-
Income from discontinued operations	2,004	432	4,341	1,203
Net income	$10,036	$ 8,352	$28,468	$21,881
Earnings per share – basic: Income from continuing operations	$ 0.49	$ 0.48	$ 1.48	$ 1.22
Income from discontinued operations	0.12	0.02	0.27	0.07
Net income per share - basic	$ 0.61	$ 0.50	$ 1.75	$ 1.29
Weighted average number of shares - basic	16,327,406	16,571,487	16,258,442	16,948,064
Earnings per share – diluted: Income from continuing operations	$ 0.48	$ 0.47	$ 1.45	$ 1.20
Income from discontinued operations	0.12	0.02	0.26	0.07
Net income per share - diluted	$ 0.60	$ 0.49	$ 1.71	$ 1.27
Weighted average number of shares – diluted	16,626,201	17,006,453	16,624,449	17,314,610

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

(in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Accumulated dividends in excess of net income	Accumulated other comprehensive loss	Total stock- holders’ equity
Balance, December 31, 2001	$330	$292,731	$(16,871)	$(310)	$275,880
Issuance of common stock	6	3,482	-	-	3,488
Repurchase and retirement of common stock	(1)	(1,309)	-	-	(1,310)
Amortization of deferred compensation	-	1,557	-	-	1,557
Dividends to common stockholders ($1.46 per share)	-	-	(24,424)	-	(24,424)
Subtotal	335	296,461	(41,295)	(310)	255,191
Net income	-	-	28,468	-	28,468
Other comprehensive income	-	-	-	310	310
Comprehensive income	-	-	28,468	310	28,778
Balance, September 30, 2002	$335	$296,461	$(12,827)	$ -	$283,969

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

( in thousands)

	2002	2001
Operating Activities: Net income	$28,468	$21,881
Adjustments to reconcile net income to net cash provided by operating activities: Minority interest	-	108
Depreciation and amortization, including amortization of deferred loan costs	13,797	13,140
Gain on sale of real estate investments, net	(3,575)	-
Stock compensation amortization	1,557	1,282
Uncollectible accounts expense	296	207
Change in other assets	(2,801)	(491)
Change in accounts payable and accrued expenses	(1,327)	(4,067)
Change in other liabilities	1,758	329
Net cash provided by operating activities	38,173	32,389
Investing Activities: Investments in real estate	(98,691)	(19,182)
Proceeds from sales of real estate investments, net	31,472	-
Net cash used by investing activities	(67,219)	(19,182)
Financing Activities: Proceeds from bank loan payable, net of loan costs	109,995	41,861
Repayments of bank loan payable	(56,293)	(25,345)
Proceeds from mortgage loans payable, net of loan costs	-	17,749
Prepayment of loan costs	(740)	-
Repayments of mortgage loans payable	(3,806)	(2,958)
Issuance of common stock	2,005	993
Repurchase and retirement of common stock	(1,310)	(23,953)
Redemption of Operating Partnership Units	(202)	-
Payment of dividends and distributions	(24,011)	(23,748)
Net cash provided (used) by financing activities	25,638	(15,401)
Net decrease in cash and cash equivalents	(3,408)	(2,194)
Cash and cash equivalents at beginning of period	5,512	3,160
Cash and cash equivalents at end of period	$ 2,104	$ 966
Supplemental disclosure of cash flow information: Cash paid during the year for interest, net of amounts capitalized of $597 in 2002 and $998 in 2001	$ 14,409	$ 15,829
Non-cash investing and financing transactions: Redemption of Operating Partnership Units paid in common stock	$ (1,483)	$ -
Investment in real estate assets	$ 550	$ -
Minority interest in consolidated partnership	$ 933	$ -

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2002

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

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements in accordance with the requirements of Form 10-Q as set forth by the Securities and Exchange Commission.   Therefore, they do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations.  These unaudited financial statements should be read in conjunction with the Notes to the 2001 audited consolidated financial statements.

Real Estate Investments Held for Sale

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“FAS”) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002.  FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use.  In accordance with FAS 144, we classify real estate assets as held for sale in the period in which all of the following criteria are met:  (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  Our adoption of FAS 144 resulted in:  (i) the presentation of the net operating results of properties sold during the three and nine months ended September 30, 2002, less allocated interest expense, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on sale of operating properties sold, net of sale costs, as income from discontinued operations for the three and nine months ended September 30, 2002.  We allocated interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of September 30, 2002, and pro-rated the allocated interest for the number of days prior to sale.  Implementation of FAS 144 only impacted income statement classification but had no effect on results of operations.

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

Cash and Cash Equivalents

We consider all demand deposits, money market accounts and temporary cash investments to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We do not believe that this credit risk is significant as we do not anticipate their non-performance.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 143, “Accounting for Asset Retirement Obligations.”  Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset.  FAS 143 is effective for fiscal years beginning after June 15, 2002.  We do not believe that FAS 143 will have a material impact on our financial position, cash flows, or results of operations.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction.”  FAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions.  The provisions of FAS 145 are effective for us with the beginning of fiscal year 2003; however, early application of FAS 145 is encouraged.  Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of FAS 145 would be reclassified in most cases following adoption.  We do not anticipate a significant impact on our financial position, cash flows, or results of operations from adopting FAS 145.

In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of FAS 146 is required for our fiscal year beginning January 1, 2003.  We do not believe that the adoption of FAS 146 will have a significant impact on our financial position, cash flows, or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

Note 2 – Restatement

Effective July 2002, we corrected our accounting treatment for fees incurred under our contractual relationship with Bedford Acquisitions, Inc. (“BAI”) (see Note 8), commencing in the fourth quarter of 1997 and continuing through the quarter ended June 30, 2002.  This new treatment was based on our independent auditors’ advice that they would no longer support the prior method of accounting for BAI.  The Company has been advised by its independent auditors that the correction of the accounting treatment for fees paid to BAI has not arisen from any change in the operations of BAI or the Company or the discovery of any new facts relating to these operations.  Effective October 1, 1997, fees charged by BAI should have been deemed internal costs that are to be expensed to the extent that such fees do not represent payments to BAI for direct and incremental development costs or for independent third party costs incurred by BAI on our behalf.  We  have restated our financial statements for all quarters commencing with the fourth quarter of 1997 through the first quarter of 2002 to correct the accounting for these services.  Each of the prior period financial statements and accompanying footnotes presented in this quarterly report have been restated and previously reported in our Form 10-K/A for the year ended December 31, 2001 filed on August 23, 2002, our Form 10-Q/A for the quarter ended March 31, 2002 filed on August 23, 2002, and our Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.  The individual quarters that comprise the results for the nine months ended September 30, 2001 represent the previously restated and reported results, however, this is the first filing which has required the presentation of the nine month period ended September 30, 2001.  The previously reported amounts and the restated amounts for this period included in this quarterly report are as follows:

                                                                             (Dollars in thousand, except per share amounts)

Nine months ended September 30, 2001(1)
Depreciation and amortization expenses:
As Reported	11,368
Restated	11,331
General and administrative expenses:
As Reported	3,114
Restated	5,101
Interest expense:
As Reported	16,576
Restated	16,217
Net income:
As Reported	23,472
Restated	21,881
Net income per share:
As Reported:
Basic	$1.38
Diluted	$1.36
Restated:
Basic	$1.29
Diluted	$1.27

(1)   Includes a reclassification to reflect the operations of eight properties sold in 2002 as discontinued operations.

 Note 3 – Real Estate Investments

As of September 30, 2002, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Cost	Percent of Total
Industrial buildings	56	$373,095	52%
Office buildings	30	335,013	46%
Properties under development	1	1,445	*
Land held for development	11	13,654	2%
Total	98	$723,207	100%

* Represents less than 1% of the total cost.

The following table sets forth our real estate investments at September 30, 2002 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 70,435	$141,199	$ -	$17,135	$194,499
Northwest	3,408	10,796	-	2,052	12,152
Southern California	16,345	38,717	-	5,467	49,595
Arizona	22,303	69,892	-	6,933	85,262
Total industrial buildings	112,491	260,604	-	31,587	341,508
Office buildings Northern California	6,073	25,175	-	2,579	28,669
Northwest	16,669	100,076	-	10,315	106,430
Southern California	9,340	22,060	-	2,783	28,617
Arizona	10,588	25,689	-	2,680	33,597
Colorado	13,706	92,615	-	6,881	99,440
Nevada	2,102	10,920	-	1,418	11,604
Total office buildings	58,478	276,535	-	26,656	308,357
Properties under development Southern California	-	-	1,445	-	1,445
Land held for development Northern California	5,733	-	-	-	5,733
Northwest	1,096	-	-	-	1,096
Southern California	2,243	-	-	-	2,243
Arizona	637	-	-	-	637
Colorado	3,945	-	-	-	3,945
Total land held for development	13,654	-	-	-	13,654
Total as of September 30, 2002	$184,623	$537,139	$1,445	$58,243	$664,964
Total as of December 31, 2001	$157,861	$496,201	$ -	$48,984	$605,078

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

Income from property operations for operating properties sold in 2002 was $227,000 and $432,000 for the three months ended September 30, 2002 and 2001, respectively.  Income from operating properties sold includes allocated interest expense of $76,000 and $259,000 for the three months ended September 30, 2002 and 2001, respectively.

Income from property operations for operating properties sold in 2002 was $766,000 and $1,203,000 for the nine months ended September 30, 2002 and 2001, respectively.  Income from operating properties sold includes allocated interest expense of $403,000 and $797,000 for the nine months ended September 30, 2002 and 2001, respectively.

Note 4.  Debt

Bank Loans Payable

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement.  As of September 30, 2002, the $150 million facility was secured by our interests in 25 properties, which collectively accounted for approximately 30% of our annualized base rent and approximately 27% of our total real estate assets.

In September 2002, we obtained an additional $40 million unsecured bridge facility with a six-month term, two three-month options to extend, and an interest rate of LIBOR plus 1.55%.

As of September 30, 2002, these facilities had a total outstanding balance of $135,095,000 and an effective interest rate of 3.72%.  The daily weighted average outstanding balance was $86,608,000 and $93,934,000 for the nine months ended September 30, 2002 and 2001, respectively.  The weighted average annual interest rates under the credit facilities in each of these periods were 4.48% and 6.36%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (“FFO”).  We were in compliance with the various covenants and requirements of our credit facilities during the quarter ended September 30, 2002.

Mortgage Loans Payable

Mortgage loans payable at September 30, 2002 consist of the following (in thousands):

Maturity Date	Interest Rate as of September 30, 2002	Balance
March 15, 2003	7.02%	$18,258
November 19, 2004	4.02%(1)	21,371
January 1, 2005	6.00%(2)	4,412
June 1, 2005	7.17%	25,911
August 1, 2005	3.21%(3)	22,392
August 1, 2005	3.21%(3)	3,472
July 31, 2006	8.90%	7,987
July 31, 2006	6.91%	19,212
December 1, 2006	7.95%	21,287
June 1, 2007	7.17%	35,243
June 1, 2009	7.17%	41,165
August 1, 2011	5.92%(4)	17,550
Total		$238,260

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at 2.42% and will expire on December 20, 2002.

(2)

Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).

(4)

Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collaterized by our interests in 49 properties, which collectively accounted for approximately 62% of our annualized base rents and approximately 51% of our total real estate assets as of September 30, 2002.  We were in compliance with the covenants and requirements of our various mortgages during the quarter ended September 30, 2002.

The following table presents scheduled principal payments on mortgage loans as of September 30, 2002 (in thousands):

Twelve month period ending September 30, 2003	$23,269
Twelve month period ending September 30, 2004	5,328
Twelve month period ending September 30, 2005	77,122
Twelve month period ending September 30, 2006	27,988
Twelve month period ending September 30, 2007	53,508
Total thereafter	51,045
$238,260

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

On June 18, 2001, we entered into interest swap agreements with United California Bank.  The swap agreements allowed us to hedge our exposure to variable interest rates on two mortgages with remaining principal balances totaling $30,522,000 at the date of inception, by effectively paying a fixed rate of interest over the term of the swap agreement.  Interest rate pay differentials that arose under these swap agreements were recognized in interest expense over the term of the contracts, which matured on July 1, 2002.  Interest paid as a result of these swap agreements totaled $455,000 over the term of the contracts, $298,000 of which was paid during 2002.  These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

 Note 6.  Segment Disclosure

We have five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Arizona, Southern California, Northwest (greater Seattle, Washington and Portland, Oregon) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based upon income from real estate from the combined properties in each segment.

	For the nine months ended September 30, 2002 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 26,927	$ 11,306	$ 10,121	$ 14,373	$ 11,055	$ -	$ 73,782
Operating expenses and real estate taxes	5,721	3,295	1,944	4,210	4,000	-	19,170
Depreciation and amortization	3,748	2,192	1,489	2,814	1,988	-	12,231
Income from property operations	17,458	5,819	6,688	7,349	5,067	-	42,381
Percent of income from property operations	41%	14%	16%	17%	12%	-	100%
General and administrative expenses	-	-	-	-	-	(3,509)	(3,509)
Interest income(1)	29	-	-	17	-	105	151
Interest expense	-	-	-	-	-	(14,896)	(14,896)
Income (loss) from continuing operations	17,487	5,819	6,688	7,366	5,067	(18,300)	24,127
Discontinued operations: Income from operating properties sold, net	370	120	276	-	-	-	766
Gain on sale of operating properties	1,777	1,475	323	-	-	-	3,575
Income from discontinued operations	2,147	1,595	599	-	-	-	4,341
Net income (loss)	$ 19,634	$ 7,414	$ 7,287	$ 7,366	$ 5,067	$(18,300)	$ 28,468
Real estate investments	$261,635	$129,109	$ 90,152	$132,045	$110,266	$ -	$723,207
Additions (dispositions) of real estate investments	$ 53,682	$ 20,219	$ (8,874)	$ 1,279	$ 2,839	$ -	$ 69,145
Total assets	$263,430	$120,124	$104,624	$119,297	$ 78,640	$ 2,008	$688,123

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

	For the nine months ended September 30, 2001 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 25,055	$ 11,924	$ 9,546	$ 13,903	$ 11,118	$ -	$ 71,546
Operating expenses and real estate taxes	5,111	3,320	1,870	4,018	3,952	-	18,271
Depreciation and amortization(2)	3,541	2,142	1,284	2,710	1,654	-	11,331
Income from property operations(2)	16,403	6,462	6,392	7,175	5,512	-	41,944
Percent of income from property operations	39%	16%	15%	17%	13%	-	100%
General and administrative expenses(2)	-	-	-	-	-	(5,101)	(5,101)
Interest income (1)	20	-	-	9	-	131	160
Interest expense(2)	-	-	-	-	-	(16,217)	(16,217)
Income (loss) before minority interest(2)	16,423	6,462	6,392	7,184	5,512	(21,187)	20,786
Minority interest	-	-	-	-	-	(108)	(108)
Income (loss) from continuing operations(2)	16,423	6,462	6,392	7,184	5,512	(21,295)	20,678
Discontinued operations - income from operating properties sold, net(2)	563	176	464	-	-	-	1,203
Net income (loss) (2)	$ 16,986	$ 6,638	$ 6,856	$ 7,184	$ 5,512	$(21,295)	$ 21,881

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

(2)

As restated, see Note 2.

Note 7.  Earnings Per Share (Restated, see Note 2)

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Basic:
Income from continuing operations	$ 8,032	$ 7,920	$ 24,127	$ 20,678
Income from discontinued operations	2,004	432	4,341	1,203
Net income for basic earnings per share	$ 10,036	$ 8,352	$ 28,468	$ 21,881
Weighted average number of shares – basic	16,327,406	16,571,487	16,258,442	16,948,064
Earnings per share: Income from continuing operations	$ 0.49	$ 0.48	$ 1.48	$ 1.22
Income from discontinued operations	0.12	0.02	0.27	0.07
Earnings per share – basic	$ 0.61	$ 0.50	$ 1.75	$ 1.29
Diluted:
Income from continuing operations	$ 8,032	$ 7,920	$ 24,127	$ 20,678
Income from discontinued operations	2,004	432	4,341	1,203
Add: minority interest	-	38	-	108
Net income for diluted earnings per share	$ 10,036	$ 8,390	$ 28,468	$ 21,989
Weighted average number of shares – basic	16,327,406	16,571,487	16,258,442	16,948,064
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	166,061	96,796	194,500	61,375
Weighted average shares issuable upon the conversion of Operating Partnership Units	-	77,992	3,695	77,992
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	132,734	260,178	167,812	227,179
Weighted average number of shares – diluted	16,626,201	17,006,453	16,624,449	17,314,610
Earnings per share: Income from continuing operations	$ 0.48	$ 0.47	$ 1.45	$ 1.20
Income from discontinued operations	0.12	0.02	0.26	0.07
Earnings per share – diluted	$ 0.60	$ 0.49	$ 1.71	$ 1.27

Note 8.  Related Party Transactions

Our activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements were previously performed by Bedford Acquisitions, Inc. (“BAI”), a corporation wholly-owned by Peter Bedford, our Chairman of the Board and Chief Executive Officer.  We used the services of BAI for our acquisition, disposition, financing and development activities because we incurred expenses relating only to those transactions that were successfully completed.

This arrangement provided that BAI earned a success fee in an amount equal to 1½% of the purchase price of property acquisitions, 1½% of the sale price of dispositions, up to 1½% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred.  The total amount of such fees payable to BAI by us was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

As discussed in Note 2, BAI fees incurred and reported as capitalized costs during the period from October 1, 1997 through March 31, 2002 have been restated on the prior periods and accompanying financial statements as expenses.  Such activities were also expensed for the quarter ended June 30, 2002.  Effective July 1, 2002, we terminated the agreement with BAI and hired its former employees.

For the nine months ended September 30, 2002 and 2001, we paid BAI an aggregate amount of approximately $2,375,000 and $2,339,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this contractual arrangement.  As of December 31, 2001, we had an accrued liability of $1,945,000 for fees earned by BAI in excess of the amounts paid to BAI by us under the agreement.  During the quarter ending  September 30, 2002, we paid approximately $590,000 to BAI for fees earned prior to the termination of the agreement on June 30, 2002.

At September 30, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Note 9.  Commitments and Contingencies

As of September 30, 2002, we had outstanding contractual construction commitments of approximately $1,985,000 relating to development in progress and tenant improvements on recently developed properties.  We had outstanding undrawn letters of credit against our credit facility of approximately $4,796,000 as of September 30, 2002.

From time to time, we are subject to legal claims in the ordinary course of business.  As of September 30, 2002, we have reserved on our balance sheet an accrued liability for potential uninsured losses.  We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 10.  Subsequent Event

In October 2002, we obtained a $22,600,000 new mortgage from Nationwide Life Insurance Company.  The loan has a nine-year term and carries a fixed interest rate of 4.61% for the first three years, with resets in years three and six.  At the time of each reset, we have the option to pay off the loan without penalty.  Proceeds from the loan were used to pay down a portion of the outstanding balance of our $150 million line of credit.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, income recognition, allowance for doubtful accounts, and deferred assets.  These estimates are made based on the information that is currently available as well as various other assumptions believed to be reasonable under the circumstances and are evaluated on an on-going basis.  Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Real estate investments are recorded at cost less accumulated depreciation.  The cost of real estate includes acquisition costs and fees, and development costs and fees (including interest, insurance, and real estate taxes).  Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed.  Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized.  Real estate properties are depreciated using the straight-line method over estimated useful lives.  When circumstances such as adverse market conditions indicate an impairment of a property, we will recognize a loss to the extent that the carrying value exceeds the fair value of the property.

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements.  Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable.  The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income.  Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Costs incurred for debt financing and property leasing are capitalized as deferred assets.  Deferred loan costs include amounts paid to lenders and others to obtain financing.  Such costs are amortized over the term of the related loan.  Amortization of deferred financing costs is included in interest expense in our statements of income.  Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.  Deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale.  Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Restatement

Our financial statements for the year ended December 31, 2001 and the quarter ended March 31, 2002  have been restated as explained in Note 2 to Financial Statements.  Management’s discussion and analysis below compares the restated 2002 results to the restated 2001 results.

Results of Operations

Our operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the nine months ended September 30, 2002 when compared with the same period in 2001 were due primarily to the acquisition, development, and sale of operating properties during the following periods:

	Activities from January 1, 2001 to September 30, 2001		Activities from October 1, 2001 to September 30, 2002
	Number of Properties	Square Feet	Number of Properties	Square Feet
Acquisitions Industrial	-	-	4	544,426
Development Industrial	1	36,885	1	41,726
Office	4	184,689	-	-
	5	221,574	1	41,726
Sales Industrial	-	-	10	604,192
Office	-	-	2	102,031
	-	-	12	706,223

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $358,000 or 3% in 2002 compared with 2001.  This increase is attributable to an increase in rental income of $1,467,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $1,109,000.

The net increase in rental income of $1,467,000 is primarily attributable to property acquisitions, development activities, and higher rental income on existing properties, partially offset by property sales.  Acquired properties contributed an additional $1,034,000 to rental income in 2002 as compared to 2001.  Development activities increased rental income by $682,000.  Higher rental income due to increases in rental rates, expense recovery income, and early termination fees earned in 2002 contributed to an increase in rental income of an additional $374,000.  These increases were offset by a decrease in rental income for properties sold in the fourth quarter of 2001 of $623,000.

The net increase in rental expenses of $1,109,000 is primarily attributable to property acquisitions, development activities, and increased operating expenses, partially offset by property sales.  Acquired properties contributed an additional $238,000 to rental expenses in 2002 as compared to 2001.  Development activities increased rental expenses by $565,000.  Increases in depreciation and amortization, insurance, and non-reimbursable property expenses contributed to a net increase in operating expenses of an additional $493,000.  Theses increases were offset by a decrease in rental expenses for properties sold in the fourth quarter of 2001 of $187,000.

Expenses

General and administrative expense increased $430,000 or 41% in 2002 compared with 2001, primarily as a result of increased compensation costs associated with restricted stock grants and the hiring of BAI employees, as well as an accrual of approximately $200,000 of state income tax.  Interest expense, which includes amortization of loan fees, decreased $137,000 or 3% in 2002 compared with 2001.  The decrease is attributable to lower interest rates on our variable rate debt, offset by an increase in amortization of loan fees.  The amortization of loan fees was $341,000 and $268,000 in 2002 and 2001, respectively.

Discontinued Operations

In the third quarter 2002, we sold two industrial properties and one office property in Monterey, California for net sale prices totaling $12,800,000, which resulted in an aggregate gain of $1,777,000.  Current and prior net operating income relating to these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for the third quarter of 2002 were $0.50 per share.  Common stock dividends to stockholders and distributions to Operating Partnership (“OP”) Unitholders declared for the third quarter of 2001 were $0.48 per share or OP Unit.  The outstanding OP Units were redeemed on January 15, 2002.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $437,000 or 1% in 2002 compared with 2001.  This increase is attributable to an increase in rental income of $2,236,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $1,799,000.

The net increase in rental income of $2,236,000 is primarily attributable to property acquisitions, development activities, and higher rental income on existing properties, partially offset by property sales.  Acquired properties contributed an additional $1,034,000 to rental income in 2002 as compared to 2001.  Development activities increased rental income by $1,470,000.  Higher rental income due to increases in rental rates, expense recovery income, and early termination fees earned in 2002 contributed to an increase in rental income of an additional $1,589,000.  These increases were offset by a decrease in rental income for properties sold in the fourth quarter of 2001 of $1,857,000.

The net increase in rental expenses of $1,799,000 is primarily attributable to property acquisitions, development activities, and increased operating expenses, partially offset by property sales.  Acquired properties contributed an additional $238,000 to rental expenses in 2002 as compared to 2001.  Development activities increased rental expenses by $1,275,000.  Increases in depreciation and amortization, insurance, and non-reimbursable property expenses contributed to a net increase in operating expenses of an additional $838,000.  These increases were offset by a decrease in rental expenses for properties sold in the fourth quarter of 2001 of $552,000.

Expenses

General and administrative expense decreased $1,592,000 or 31% in 2002 compared with 2001, primarily as a result of $2,250,000 of BAI financing fees incurred and expensed in connection with the renewal of our $150 million credit facility in 2001, partially offset by increased compensation costs in 2002 associated with restricted stock grants and the hiring of BAI employees.  Interest expense, which includes amortization of loan fees, decreased $1,321,000 or 8% in 2002 compared with 2001.  The decrease is attributable to lower interest rates on our variable rate debt.  The amortization of loan fees was $918,000 and $1,244,000 in 2002 and 2001, respectively.

Discontinued Operations

In the second quarter 2002, we sold four industrial properties in Vista, California and one industrial property in Scottsdale, Arizona for net sale prices totaling $19,081,000, which resulted in an aggregate gain of $1,798,000.   Current and prior net operating income relating to these properties is classified as discontinued operations for all periods presented.

In the third quarter 2002, we sold two industrial properties and one office property in Monterey, California for net sale prices totaling $12,391,000, which resulted in an aggregate gain of $1,777,000.  Current and prior net operating income relating to these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared were $0.48 per share for the first and second quarters of 2002 and $0.50 for the third quarter of 2002.  Common stock dividends to stockholders and distributions to OP Unitholders declared were $0.45 per share or OP Unit for the first and second quarters of 2001 and $0.48 for the third quarter of 2001.  The outstanding OP Units were redeemed on January 15, 2002.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

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

Our cash and cash equivalents decreased to $2,104,000 at September 30, 2002, from $5,512,000 at December 31, 2001.  This decrease is due to $38,173,000 of cash provided by operations and $25,638,000 provided by financing activities, offset by $67,219,000 used by investing activities.

Net cash of $38,173,000 provided by operating activities consisted primarily of $28,468,000 of net income and $12,075,000 of adjustments for non-cash items, offset by $2,370,000 used in working capital and other activities.  Net cash used in working capital and other activities resulted from expenditures incurred in acquiring other assets and payments of accounts payable and accrued expenses, offset by an increase in other liabilities.

Net cash provided by financing activities of $25,638,000 consisted of net proceeds from bank borrowings of $109,995,000 and net proceeds from stock options exercised by employees and directors of $2,005,000, offset by repayments of bank borrowings and mortgage loans of $60,099,000, prepaid loan fees of $740,000 for loans expected to close in future quarters, payment of dividends and distributions of $24,011,000, the repurchase of 54,367 shares of our common stock for $1,310,000, and the redemption of 8,623 shares of OP Units for $202,000 in cash.

Net cash of $67,219,000 used by investing activities consisted of $98,691,000 of cash used for investments in real estate, offset by proceeds from the sale of 8 operating properties of $31,472,000.   Investments in real estate consisted of $86,305,000 invested in acquired properties, $9,202,000 invested in developed properties, and $3,184,000 invested in our existing operating portfolio.  Investments in real estate include the cost of land, buildings, building improvements, and tenant improvements.  We expect to incur additional capital expenditures for our current portfolio of approximately $8,450,000 for the remainder of 2002.

Our ability to continue to finance operations is subject to several uncertainties.  For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 79% of our real estate investments served as collateral for our existing indebtedness as of September 30, 2002. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on our leverage level.  In September 2002, we obtained an additional $40 million unsecured bridge facility with a six-month term, two three-month options to extend, and an interest rate of LIBOR plus 1.55%.  As of September 30, 2002, the facilities had a total outstanding balance of $135,095,000 and an effective interest rate of 3.72%.

Mortgage loans payable at September 30, 2002 consist of the following (in thousands):

Maturity Date	Interest Rate as of September 30, 2002	Balance
March 15, 2003	7.02%	$18,258
November 19, 2004	4.02%(1)	21,371
January 1, 2005	6.00%(2)	4,412
June 1, 2005	7.17%	25,911
August 1, 2005	3.21%(3)	22,392
August 1, 2005	3.21%(3)	3,472
July 31, 2006	8.90%	7,987
July 31, 2006	6.91%	19,212
December 1, 2006	7.95%	21,287
June 1, 2007	7.17%	35,243
June 1, 2009	7.17%	41,165
August 1, 2011	5.92%(4)	17,550
Total		$238,260

(1)   Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at 2.42% and will expire on December 20, 2002.

(2)

Floating rate based on 3 month LIBOR plus 2.50% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).

(4)

Floating rate based on a 12-month average of U.S. Treasury Security Yields plus 2.60% (adjusted semi-annually).

We were in compliance with the various covenants and other requirements of our debt financing instruments during the quarter ended September 30, 2002.  We anticipate that the cash flow generated by our real estate investments and funds available under the credit facility will be sufficient to meet our short-term liquidity requirements.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at September 30, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank Loan Payable	$40,000	$ 95,095	$ -	$ -	$135,095
Mortgage Loans Payable	23,269	82,450	81,496	51,045	238,260
Construction Contract Commitments	1,985	-	-	-	1,985
Standby Letters of Credit	4,796	-	-	-	4,796
Total	$70,050	$177,545	$81,496	$51,045	$380,136

Related Party Transactions

Our activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements were previously performed by BAI, a corporation wholly-owned by Peter Bedford,  Chairman of the Board and Chief Executive Officer of Bedford Property Investors, Inc.  We used the services of BAI for our acquisition, disposition, financing and development activities because we incurred expenses related only to those transactions that were successfully completed. These services were provided pursuant to written agreements (renewable annually since January 1, 1995), which provided that BAI was obligated to provide services to us with respect to our acquisition, disposition, financing and development activities, and that BAI was responsible for the payment of expenses incurred for these activities.  BAI was required to submit to us a cost estimate for our approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities.  Pursuant to the agreement, Mr. Bedford was obligated to pay BAI’s expenses described above if BAI failed to make any such payments in a timely fashion, provided that Mr. Bedford was not obligated to pay any such amounts exceeding $1 million or following a termination of BAI’s obligations based on the expiration or termination of the term of the agreement.  On August 14, 2002, we announced that effective July 1, 2002, we terminated the agreement with BAI and hired its former employees.

This arrangement provided that BAI earned a success fee in an amount equal to 1½% of the purchase price of property acquisitions, 1½% of the sale price of dispositions, up to 1½% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred.  The total amount of such fees payable to BAI by us was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses incurred by BAI through the time of such acquisition, disposition, financing or development activity.

For the nine months ended September 30, 2002 and 2001, we paid BAI an aggregate amount of approximately $2,375,000 and $2,339,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this contractual arrangement.  As of December 31, 2001, we had an accrued liability of $1,945,000 for fees earned by BAI in excess of the amounts paid to BAI by us under the agreement.  During the quarter ending September 30, 2002, we paid approximately $590,000 to BAI for fees earned prior to the termination of the agreement on June 30, 2002.  We believe that the fees charged under the foregoing arrangements were comparable to those charged by other real estate service entities or other third party service providers under similar arrangements.

At September 30, 2002 and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Potential Factors Affecting Future Operating Results

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends.  These factors include the following:

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market.

As of September 30, 2002, approximately 54% of our total annualized base rent was generated by our properties located in the State of California.  As a result of this geographic concentration, the performance of the commercial real estate markets and the local economies in various areas within California could affect the value of these properties and the rental income from these properties and, in turn, our results of operations.  In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for office and light industrial space in the San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 14% of our net operating income was generated by our office properties and flex industrial properties located in the San Francisco Bay Area.  As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy in general and the market for office space in the San Francisco Bay Area, in particular.  The market for such space in the San Francisco Bay Area is in the midst of one of the most severe downturns of the past several decades.  This downturn has been precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses, who during the past several years had been chiefly responsible for generating demand for and increased prices of local office properties.  In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived therefrom, and our ability to make distributions to our stockholders.

Real estate investments are inherently risky, and many of the risks involved are beyond our ability to control.

Real property investments are subject to numerous risks.  The yields available from an equity investment in real estate depend on the amount of income generated and costs incurred by the related properties.  If properties in which we invest do not generate sufficient income to meet costs, including debt service, tenant improvements, third-party leasing commissions and capital expenditures, our results of operations and ability to make distributions to our stockholders will suffer.  Revenues and values of our properties may also be harmed by a number of other factors, some of which are beyond our control, including:

•

the national economic climate;

•

the local economic climate;

•

local real estate conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

•

the attractiveness of our properties to tenants;

•

competition from other available space;

•

our ability to provide adequate maintenance and insurance to cover other operating costs, government regulations and changes in real estate, zoning or tax laws, interest rate levels; and

•

the availability of financing and potential liabilities under environmental and other laws.

We have in the past, and may in the future, have tenants who are delinquent in their rental payments, which in the aggregate may adversely affect financial performance.

Historically, we have had tenants leasing space in our properties who occasionally have been delinquent in their payments.  Although we have devoted significant resources to try to minimize these delinquencies, as recently as September 2002 approximately 3% of our rental payments were collected more than 10 days past their due date.  As substantially all of our income is derived from rental income from real property, our results of operations and ability to make distributions to stockholders would suffer if a number of our tenants or one or more of our significant tenants were unable to meet their obligations to us or failed to renew their leases with us.  In addition, if the rental rates upon reletting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer.

We could experience a reduction in rental income if we are unable to renew or relet space on expiring leases on current lease terms, or at all.

As of September 30, 2002, leases representing 2%, 12%, 23% and 26% of our total annualized base rent were scheduled to expire during 2002, 2003, 2004 and 2005, respectively.  We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be relet, or the terms of renewal or reletting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms.  We could face difficulty in reletting our space on commercially acceptable terms when it becomes available.  In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.  Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by construction of tenant improvements required by renewing or new tenants.  If we are unable to promptly renew leases or relet space or to fund expenses relating to tenant turnover, or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generated approximately 45% of our base rent in the nine months of 2002, and the loss of one or more of these tenants could adversely affect our results of operations.

As of September 30, 2002, our 25 largest tenants accounted for approximately 45% of our total annualized base rent.  If we were to lose any one or more of these tenants, or if any one or more of these tenants were to declare bankruptcy or to fail to make rental payments when due, our results of operations could be harmed and our ability to make distributions to our stockholders could be compromised.

If our tenants experience financial difficulty or seek the protection of bankruptcy laws, our funds from operations could suffer.

Our commercial tenants may, from time to time, experience downturns in their business operations and finances due to adverse economic conditions, which may result in their failure to make rental payments to us on a timely basis or at all.  Missed rental payments, in the aggregate, could impair our funds from operations and subsequently, our ability to make distributions to our stockholders.

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of such tenant’s lease and cause a reduction in our cash flow.  During the nine months ended September 30, 2002, three of our tenants representing less than 1% of our base rent, filed for bankruptcy.  In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  The default, bankruptcy or insolvency of a major tenant may have an adverse effect on us and our ability to pay dividends to our stockholders.  Any failure of our tenants to affirm their leases following bankruptcy could reduce our funds from operations.

Our dependence on smaller businesses to rent office space could adversely affect our cash flow.

Many of the tenants in our properties operate smaller businesses that may not have the financial strength of larger corporate tenants.  Smaller companies generally experience a higher rate of failure and are generally more susceptible to financial risks than large, well-capitalized enterprises.  Dependence on these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could harm our ability to pay dividends.

The acquisition and development of real estate is subject to numerous risks, and the cost of bringing any acquired property to standards for its intended market position could exceed our estimates.

We may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties.  Although we engage in due diligence for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.  In the future, we expect the majority of our properties and portfolios of properties to be acquired on an “as is” basis, with limited recourse against the sellers.  In addition, our investments may fail to perform in accordance with our expectations.  Further, estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.  To the extent that we acquire properties with substantial vacancies, as we have in the past, we may be unable to lease vacant space in a timely manner or at all, and the costs of obtaining tenants, including tenant improvements, lease concessions and brokerage commissions, could prove more costly than anticipated.

Real estate development is subject to other risks, including the following:

•

the risks of difficult and complicated construction projects;

•

the risks related to the use of contractors and subcontractors to perform all construction activities;

•

the risk of development delays, unanticipated increases in construction costs, environmental issues and regulatory approvals; and

•

financial risks relating to financing and construction loan difficulties.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait a few years or more for a significant cash return to be realized.

Our uninsured or underinsured losses could result in a loss in value of our properties.

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as a $40 million umbrella liability policy.  This coverage protects us against liability claims as well as the cost of defense.  We carry property insurance on a replacement value basis covering both the cost of direct physical damage and the loss of rental income.  Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to varying deductibles of 2% to 10% of total insurable value per building with respect to earthquake coverage.  Additional flood and earthquake coverage with an aggregate limit of $20 million is provided for property located in California.  Some losses, however, such as losses due to acts of war, nuclear accidents, pollution, or terrorism may be either uninsurable or not economically insurable, and we do not presently carry any insurance for such losses.

In addition, some losses could exceed the limits of our insurance policies or could cause us to bear a substantial portion of those losses due to deductibles under those policies.  If we suffer an uninsured loss, we could lose both our invested capital in and anticipated cash flow from the property while being obligated to repay any outstanding indebtedness incurred to acquire the property.  In addition, a majority of our properties are located in areas that are subject to earthquake activity.  Although we have obtained earthquake insurance policies for all of our properties, if one or more properties sustain damage as a result of an earthquake, we may incur substantial losses up to the amount of the deductible under the earthquake policy and, additionally, to the extent that the damage exceeds the policy’s maximum coverage.  Although we have obtained owner’s title insurance policies for each of our properties, the title insurance may be in an amount less than the current market value of some of the properties.  If a title defect results in a loss that exceeds insured limits, we could lose all or part of our investment in, and anticipated gains, if any, from the property.

We cannot assure you that we will be able to pay dividends regularly although we have done so in the past.

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations.  Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future.  Further, any new shares of common stock issued will substantially increase the cash required to continue to pay cash dividends at current levels.  Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.  In addition, our existing credit facility limits our ability to pay quarterly dividends to stockholders.

Our ability to pay dividends is further limited by the requirements of Maryland law.

Our ability to pay dividends on the common stock is further limited by the laws of Maryland.  Under the Maryland General Corporation Law (the “MGCL”), a Maryland corporation may not make a distribution if, after giving effect to such distribution, either (i) the corporation would not be able to pay indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus (unless the corporation’s charter provides otherwise, which our charter does with respect to dividends but does not with respect to distributions by redemption or other acquisition of shares or otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  Accordingly, we cannot make a distribution, except by dividend, on our common stock if, after giving effect to the distribution, our total assets would be less than the sum of our liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of preferred stock then outstanding if we were to be dissolved at the time of the distribution.

If we fail to maintain our qualification as a REIT, we could experience adverse tax and other consequences, including the loss of deductibility of dividends in calculating our taxable income and the imposition of federal income tax at regular corporate rates.

We have elected to qualify as a REIT under the Code.  We believe that we have satisfied the REIT qualification requirements since 1985.  However, the IRS could challenge our REIT qualification for taxable years still subject to audit and we may fail to qualify as a REIT in the future.

Qualification as a REIT involves the application of highly technical and complex tax code provisions and the determination of various factual matters and circumstances not entirely within our control may have an impact on our ability to maintain our qualification as a REIT.  For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.  In addition, we cannot assure you that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.  We are not aware of any proposal to amend the tax laws that would significantly and adversely affect our ability to continue to operate as a REIT.

If we fail to maintain our qualification as a REIT, or are found not to have qualified as a REIT for any prior year, we would not be entitled to deduct dividends paid to our stockholders and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.  In addition, unless entitled to statutory relief, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.  This treatment would reduce amounts available for investment or distribution to stockholders because of any additional tax liability for the year or years involved.  In addition, we would no longer be required by the Code to make any distributions.  As a result, disqualification as a REIT would adversely affect us and our ability to make distributions to our stockholders.  To the extent that distributions to stockholders have been made in anticipation of our qualification as a REIT, we might be required to borrow funds or to liquidate investments to pay the applicable tax.

We must comply with strict income distribution requirements to maintain favorable tax treatment as a REIT.  If our cash flow is insufficient to meet our operating expenses and the distribution requirements, we may need to incur additional borrowings or otherwise obtain funds to satisfy these requirements.

To maintain REIT status, we are required each year to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains.  In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for the calendar year plus any amount of such income not distributed in prior years.  Although we anticipate that cash flow from operations will be sufficient to pay our operating expenses and meet the distribution requirements, we cannot assure you that this will occur and we may need to incur borrowings or otherwise obtain funds to satisfy the distribution requirements associated with maintaining REIT qualification.  In addition, differences in timing between the receipt of income and payment of expenses in arriving at our taxable income could require us to incur borrowings or otherwise obtain funds to meet the distribution requirements necessary to maintain qualification as a REIT.  We cannot assure you that we will be able to borrow funds or otherwise obtain funds if and when necessary to satisfy these requirements.

As a REIT, we are subject to complex constructive ownership rules that limit any holder to 5% of our outstanding stock.  Any shares transferred in violation of this rule are subject to redemption by us and any such transaction is voidable.

To maintain REIT qualification, our charter provides that no holder is permitted to own more than 5% in value of our outstanding common stock.  In addition, no holder is permitted to own any shares of any class of our stock if that ownership would cause more than 50% in value of our outstanding stock to be owned by five or fewer individuals, would result in our stock being beneficially owned by less than 100 persons or would otherwise result in our failure to qualify as a REIT.  Acquisition or ownership of our stock in violation of these restrictions results in automatic transfer of the stock to a trust for the benefit of a charitable beneficiary or, under specified circumstances, the violative transfer may be deemed void or we may choose to redeem the violative shares.  Peter B. Bedford is subject to higher ownership limitations than our other stockholders.  Specifically, Mr. Bedford is not permitted to own more than 15% of the lesser of the number or value of the outstanding shares of our common stock.

The constructive ownership rules are complex and may cause common stock owned beneficially or constructively by a group of related individuals and/or entities to be constructively owned by one individual or entity.  As a result, the acquisition of less than 5% of our outstanding common stock or the acquisition of an interest in an entity which owns our common stock by an individual or entity could cause that individual or entity or another individual or entity to constructively own common stock in excess of the limits and subject that stock to the ownership restrictions in our charter.

We rely on the services of our key personnel, particularly our Chief Executive Officer, and their knowledge of our business and expertise would be difficult to replace.

We are highly dependent on the efforts of our senior officers, and in particular Peter B. Bedford, our chairman and Chief Executive Officer.  While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business.  In addition, our credit facility provides that it is an event of default if Mr. Bedford ceases for any reason to be our chairman or Chief Executive Officer and a replacement reasonably satisfactory to the lenders has not been appointed by our Board of Directors within six months.  We have entered into an amended employment agreement with Mr. Bedford pursuant to which he will serve as chairman of the board and Chief Executive Officer on a substantially full-time basis until the agreement is terminated by the Board of Directors.

The commercial real estate industry is highly competitive, and we compete with substantially larger companies, including REITs, for the acquisition, development and operation of properties, and we may not be able to compete effectively with other properties to attract tenants.

Many real estate companies, including other REITs, compete with us in making bids to acquire new properties.  Many of these companies are larger and have substantially greater financial resources than we do.  The activities of these competitors could cause us to pay a higher purchase price for a new property than we otherwise would have paid, or may prevent us from purchasing a desired property at all.  Numerous industrial and suburban office properties compete with our properties in attracting tenants.  Some of these competing properties are newer, better located or better capitalized than our properties.  Many of our investments are located in markets that have a significant supply of available space, resulting in intense competition for tenants and lower rents.  We believe the oversupply of available space relative to demand is likely to increase in the near to intermediate term due to the softening U.S. economy.  The number of competitive properties in a particular area could adversely affect our ability to lease space in the properties or at newly acquired or developed properties.

We could incur costs from environmental liabilities even though we did not cause, contribute to or know about them.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under or in a property.  These laws often impose liability regardless of whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  In addition, environmental laws often impose liability on a previous owner of property for hazardous or toxic substances present during the prior ownership period.  A transfer of the property does not relieve an owner of any liability.  Accordingly, we could be liable for properties and joint venture interests previously sold or otherwise divested.  The costs of removal or remediation could be substantial.  Additionally, the presence of the substances, or the failure to properly remove them, may harm our ability to borrow using the real estate as collateral.

All of our properties have had Phase I environmental site assessments, which involve inspection without soil sampling or groundwater analysis, by independent environmental consultants and have been inspected for hazardous materials as part of our acquisition inspections.  None of the Phase I assessments has revealed any environmental problems requiring material costs for clean up.  The Phase I assessment for Milpitas Town Center, however, indicates that the groundwater under that property either has been or may in the future be, impacted by the migration of contaminants originating off-site.  According to information available to us, the responsible party for this offsite source has been identified and has begun clean up.  We do not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect, or that we will be required to fund any portion of the cost of remediation, although we cannot assure you that these Phase I assessments or our inspections have revealed all environmental liabilities and problems relating to our properties.

We believe that we are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances.  To date, compliance with federal, state and local environmental protection regulations has not had a material effect on us.  However, we cannot assure you that costs of investigating and remediating environmental matters for properties currently or previously owned by us or properties which we may acquire in the future, or other expenditures or liabilities (including claims by private parties) resulting from hazardous substances present in, on, under or above the properties or resulting from circumstances or other actions or claims relating to environmental matters, will not harm us and our ability to pay dividends to our stockholders.

We could incur unanticipated costs to comply with the Americans With Disabilities Act, and any non-compliance could result in fines.

Under the Americans with Disabilities Act (the “ADA”), all public accommodations and commercial facilities are required to meet federal requirements related to access and use by disabled persons.  Compliance with the ADA requires removal of access barriers, and any non-compliance may result in the imposition of fines by the U. S. government or an award of damages to private litigants.  Although we believe that our properties are substantially in compliance with these requirements, we may in the future incur costs to comply with the ADA with respect to both existing properties and properties acquired in the future, which could have an adverse effect on our ability to make distributions to stockholders.

We are subject to numerous federal, state and local regulatory requirements, and any changes to existing regulations or new laws may result in significant, unanticipated costs.

Our properties are, and any properties we may acquire in the future will be, subject to various other federal, state and local regulatory requirements including local building codes.  Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.  We believe that our properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at properties owned by us may be necessary to comply with changes in these laws.  Although no material expenditures are contemplated at this time to comply with any laws or regulations, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us, which could harm us and our ability to make distributions to our stockholders.  Similarly, changes in laws increasing the potential liability for environmental conditions existing on our properties could result in significant unanticipated expenditures.

Our $150 million credit agreement and some of our mortgage loans are collateralized by approximately 78% of our total real estate assets, and in the event of default under these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of September 30, 2002, our $150 million credit facility had an outstanding balance of $95.1 million and we had other floating rate loans and a $40 million bridge facility totaling $109.2 million.  Borrowings under our credit facility bear interest at a floating rate and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate.  In that regard, our results of operations for the last year have benefited from low levels of interest rates that are currently at or near historic lows.  Should this trend in interest rates reverse itself, our operating results would be harmed.  As of September 30, 2002, our $150 million credit facility was secured by mortgages on 25 properties that accounted for approximately 30% of our annualized base rent, along with the rental proceeds from such properties.  As of September 30, 2002, these 25 properties comprised approximately 27% of our total real estate assets.  While the $40 million bridge facility is unsecured, we have assigned all sale or refinancing proceeds on four properties that account for approximately 8% of our annualized base rent and 10% of our total real estate assets.  In addition, our fixed rate mortgage loans were in the aggregate principal amount of approximately $169.1 million as of September 30, 2002.  All of our mortgage loans were collateralized by 49 properties that accounted for approximately 62% of our annualized base rent and approximately 51% of our total real estate assets.  If we fail to meet our obligations under the credit facility or the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness.  In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness.  Any default or acceleration could adversely affect us and jeopardize our qualification as a REIT and threaten our continued viability.  Further, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness.  Any default or acceleration could adversely affect us, jeopardize our qualification as a REIT and threaten our continued viability.

Our credit facility limits our ability to repurchase and retire shares of our common stock, and the discontinuation of our share buy back program could result in a decrease of our stock price.

Since November 1998, we have repurchased a total of 7,187,222 shares of our common stock for a total of approximately $129 million, at an average price of $17.95 per share.  This represents approximately 32% of the shares outstanding since November 1998 when we began implementing our share buy back program.  However, our credit facility limits our ability to continue to repurchase such shares by imposing a minimum net worth requirement of $255 million.  As of September 30, 2002, our net worth was approximately $284 million.  If we are forced to discontinue our share buy back program as a result of these limitations, one of the primary drivers behind our historical increases in our stock price will be removed.

We use borrowings to finance the acquisition, development and operation of properties and to repurchase our common stock, and we cannot be certain that financing will be available on commercially reasonable terms, or at all, in the future.

We borrow money to pay for the acquisition, development and operation of our properties, to repurchase our common stock and for other general corporate purposes.  Our credit facility currently expires on June 1, 2004, when the principal amount of all outstanding borrowings must be paid.  Since the term of our credit facility is limited, our ability to fund acquisitions and provide funds for working capital and other cash needs following the expiration or utilization of the credit facility will depend primarily on our ability to obtain additional private or public equity or debt financing.

A downturn in the economy could make it difficult for us to borrow money on favorable terms.  If we are unable to borrow, we may need to sell some of our assets at unfavorable prices in order to pay our loans.  We could encounter several problems, including:

•

insufficient cash flow necessary to meet required payments of principal and interest;

•

an increase on variable interest rates on indebtedness; and

•

an inability to refinance existing indebtedness on favorable terms or at all.

Our leverage could harm our ability to operate our business and fulfill our debt obligations.

We have significant debt service obligations.  As of September 30, 2002, we had total liabilities of approximately $404.2 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $284.0 million.  Payments to service this debt totaled approximately $19.7 million during the first nine months of 2002.  Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on or other amounts due in respect of our indebtedness.  In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in our indebtedness documents.

An increase in market interest rates could also have an adverse effect on the price of our common stock.

One of the factors that may influence the market price of the shares of common stock in public markets will be the annual dividend yield on the price paid for shares of common stock as compared to yields on other financial instruments.  An increase in market interest rates may lead prospective purchasers of the common stock to seek a higher annual yield from their investments, which may adversely affect the market price of the common stock.  As of September 30, 2002, interest rates in the U.S. were at or near their historic lows.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors or other derivative transactions to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT.  In 2001, we entered into two swap agreements to hedge our exposure to variable interest rates on two mortgages with remaining principal balances totaling approximately $30.5 million at the date of inception.  These agreements matured on July 1, 2002, and we currently are not involved in any swap agreements.  Even if we were to use derivative transactions more extensively, it would not fully insulate us from the prepayment and interest rate risks to which we are exposed.  However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future.  If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our Board of Directors has opted out of the business combination provisions of the MGCL, thereby exempting us from the five year prohibition and the supermajority vote requirements for a business combination with an interested stockholder.

Under the MGCL, “business combinations,” including issuances of equity securities, between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an “Interested Stockholder”) or an affiliate of the Interested Stockholder are prohibited for five years after the most recent date on which the Interested Stockholder becomes an Interested Stockholder.  A person is not an Interested Stockholder under the “business combination” provisions of the MGCL if our Board of Directors approves in advance the transaction by which the Interested Stockholder otherwise would have become an Interested Stockholder.  Thereafter, all business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its common shares.  However, as permitted by the MGCL, our Board of Directors has elected to exempt any business combination with any person from these provisions of the MGCL.  Consequently, unless this exemption is amended or repealed by our Board of Directors, the five-year prohibition and the super majority vote requirements imposed by the MGCL will not apply to any business combination between any Interested Stockholder and us.  As a result, we may enter into business combinations with Mr. Bedford or other Interested Stockholders, without requiring a super majority vote or compliance with the other statutory provisions.  The exemption from these provisions may be amended or repealed by our Board of Directors at any time.  Such action by our Board of Directors would impose the “business combination” restrictions of the MGCL on Interested Stockholders, which could delay, defer or prevent a transaction or change in control involving a premium price for our stock or otherwise be in the best interests of the stockholders or that could otherwise adversely affect the interests of the stockholders.

The provisions of our charter documents may inhibit potential acquisition bids that a stockholder may believe are desirable, and the market price of our common stock may be lower as a result.

Our charter authorizes our Board of Directors to cause us to issue additional shares of common stock, preferred stock and convertible preferred stock and to set the preferences, conversion or other rights, voting process, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of preferred stock without the approval of the holders of the common stock.  In addition, our Board of Directors may classify or reclassify any unissued shares of preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, or terms or conditions of redemption of the classified or reclassified shares.  Although our Board of Directors has no current intention to issue any shares of preferred stock, it may establish one or more series of preferred stock that could, depending on their terms, delay, defer or prevent a change in control or other transaction that may be in the best interests of the stockholders.  As a result, these provisions may prevent the market price of our common stock from increasing substantially in response to actual or rumored take-over attempts.  In addition, these provisions may prevent changes in our management.

We may change our policies without stockholder approval.

Our major policies, including those concerning our qualification as a REIT and with respect to dividends, acquisitions, debt and investments, are established by our Board of Directors.  Although it has no present intention to do so, the Board of Directors may amend or revise these and other policies from time to time without a vote of or advance notice to our stockholders.  Accordingly, holders of the shares of common stock will have no control over changes in our policies, including any policies relating to the payment of dividends or to maintaining qualification as a REIT.  In addition, policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends.

Financial Performance

Management considers Funds From Operations, or FFO, to be one measure of the performance of an equity REIT.  FFO during the three and nine months ended September 30, 2002 was $12,662,000 and $37,569,000, respectively.  During the same period in 2001, FFO was $12,296,000 and $33,634,000, respectively.  FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distributions.  Presentation of this information provides the reader with an additional measure to compare the performance of REITs.  FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We computed FFO in accordance with this definition.  FFO does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.   Further, FFO as disclosed by other REITs may not be comparable to our presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Funds From Operations (in thousands, except share amounts):
Net income	$10,036	$ 8,352	$28,468	$21,881
Adjustments: Depreciation and amortization: Continuing operations	4,403	3,819	12,231	11,331
Discontinued operations	-	87	445	314
Minority interest	-	38	-	108
Gain on sale of operating properties	(1,777)	-	(3,575)	-
Funds From Operations	$12,662	$12,296	$37,569	$33,634
Weighted average number of shares – diluted	16,626,201	17,006,453	16,624,449	17,314,610

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

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending September 30,
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Variable rate LIBOR debt	$41,947	$97,126	$49,323	$ 620	$ 658	$14,617	$204,291	$204,291
Weighted average interest rate	3.75%	3.73%	3.81%	5.92%	5.92%	5.92%	3.93%	3.93%
Fixed rate debt	$21,322	$ 3,297	$27,799	$27,368	$52,850	$36,428	$169,064	$183,026
Weighted average interest rate	7.07%	7.35%	7.19%	7.47%	7.46%	7.17%	7.30%	5.00%

As the table incorporates only those exposures that existed as of September 30, 2002, it does not consider those exposures or positions which could arise after that date.  Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

On June 18, 2001, we entered into interest swap agreements with United California Bank.  The swap agreements allowed us to hedge our exposure to variable interest rates on two mortgages with remaining principal balances totaling $30,522,000 at the date of inception, by effectively paying a fixed rate of interest over the term of the swap agreement.  Interest rate pay differentials that arose under these swap agreements were recognized in interest expense over the term of the contracts, which matured on July 1, 2002.  Interest paid as a result of these swap agreements totaled $455,000 over the term of the contracts, $298,000 of which was paid during 2002.  These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

10.46*

Credit Agreement dated September 6, 2002 among Bedford Property Investors, Inc., Bank of America, N.A., and the several additional financial institutions from time to time party to this Agreement, Bank of America, N.A., as Administrative Agent for the Banks, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager.

10.47*

Note dated as of October 7, 2002 between Bedford Property Investors, Inc. as Borrower and Nationwide Life Insurance Company as Lender.

99.6*

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbares-Oxley Act of 2002.

99.7*

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbares-Oxley Act of 2002.

*  Filed herewith

B.

Reports on Form 8-K

On August 14, 2002, we filed a report on Form 8-K announcing that our independent auditors had advised the Board of Directors that the independent auditors would no longer continue their support of our prior accounting treatment for services provided by Bedford Acquisitions, Inc.  As a result of a change in the accounting treatment for transactions with Bedford Acquisitions, Inc., a restatement of our financial statements for 1997, 1998, 1999, 2000, 2001 and the first three months of 2002 was required.

On August 23, 2002, we furnished pursuant to Item 9 a report on Form 8-K announcing the delivery of the Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for our Quarterly Report on Form 10-Q/A for the period ended March 31, 2002 as correspondence to the Securities and Exchange Commission accompanying the filing of such Quarterly Report.

On August 23, 2002, we furnished pursuant to Item 9 a report on Form 8-K announcing the delivery of the Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for our Annual Report on Form 10-K/A for the period ended December 31, 2001 as correspondence to the Securities and Exchange Commission accompanying the filing of such Annual Report.

On September 24, 2002, we filed a report on Form 8-K announcing the acquisition of 544,426 square feet of industrial properties at an aggregate purchase price, including closing costs, of approximately $86,583,000 since July 25, 2002.

On November 12, 2002, we filed a report on Form 8-K/A providing historical and pro forma financial information for the property acquisitions which were announced on Form 8-K filed on September 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      November 13, 2002

BEDFORD PROPERTY INVESTORS, INC.

(Registrant)

By:

/s/ HANH KIHARA

Hanh Kihara

Senior Vice President and

Chief Financial Officer

By:

/s/ KRISTA K. ROWLAND

Krista K. Rowland

Vice President and Controller

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Peter Bedford, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Bedford Property Investors, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Bedford Property Investors, Inc. as of, and for the periods presented in this quarterly report;

4.

Bedford Property Investors, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Bedford Property Investors, Inc. and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to Bedford Property Investors, Inc., is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of Bedford Property Investors, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Bedford Property Investors, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Bedford Property Investors, Inc.'s auditors and the audit committee of Bedford Property Investors, Inc.'s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect Bedford Property Investors, Inc.'s ability to record, process, summarize and report financial data and have identified for Bedford Property Investors, Inc.'s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in Bedford Property Investors, Inc.'s internal controls; and

6.

Bedford Property Investors, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Peter Bedford

Peter Bedford
Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Item 307 of Regulation S-K

I, Hanh Kihara, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Bedford Property Investors, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Bedford Property Investors, Inc. as of, and for the periods presented in this quarterly report.

4.

Bedford Property Investors, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Bedford Property Investors, Inc. and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to Bedford Property Investors, Inc., is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of Bedford Property Investors, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Bedford Property Investors, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to Bedford Property Investors, Inc.'s auditors and the audit committee of Bedford Property Investors, Inc.'s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect Bedford Property Investors, Inc.'s ability to record, process, summarize and report financial data and have identified for Bedford Property Investors, Inc.'s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in Bedford Property Investors, Inc.'s internal controls; and

6.

Bedford Property Investors, Inc.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Hanh Kihara

Hanh Kihara
Chief Financial Officer