Form 10-K
period 2002-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2003-03-11
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

/X/

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

/   /

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  1-12222

BEDFORD PROPERTY INVESTORS, INC.

(Exact name of registrant as specified in our charter)

Maryland	68-0306514
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

270 Lafayette Circle Lafayette, CA	94549
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(925) 283-8910

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common stock, par value $0.02 per share	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).  Yes  X   No      .

The aggregate market value of the voting and non-voting common stock held by non-affiliates of registrant as of June 28, 2002 was approximately $404,687,000.  The number of shares of registrant’s common stock, par value $0.02 per share, outstanding as of February 28, 2003 was 16,529,323.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement mailed to stockholders in connection with the registrant’s annual meeting of stockholders, scheduled on May 15, 2003, are incorporated by reference in items 10 through 13 of Part III of this report.  Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

Forward-Looking Statements

When used in this Form 10-K, the words “believes,” “expects,” “intends,” “anticipates” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected or implied by the forward-looking statements.  The risks and uncertainties that could cause our actual results to differ from management’s estimates and expectations are contained in our filings with the Securities and Exchange Commission and as set forth in the section below entitled “Potential Factors Affecting Future Operating Results.”  Readers are cautioned not to place undue reliance on these forward-looking statements since they only reflect information available as of the date of this filing.  We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

PART I

Item 1.  Business

BEDFORD PROPERTY INVESTORS, INC.

Bedford Property Investors, Inc. is the successor of ICM Property Investors, Incorporated (“ICM”), a real estate investment trust (“REIT”) incorporated in Delaware in 1984.  In July 1993, ICM was reorganized in the state of Maryland under the name of Bedford Property Investors, Inc.  Equipped with a new board of directors and a new management team, we became a self-administered and self-managed equity REIT, engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States.  As of December 31, 2002, we owned and operated 86 properties totaling approximately 7.2 million rentable square feet.  Of these 86 properties (the “Properties”), 56 are industrial (the “Industrial Properties”) and 30 are suburban office (the “Suburban Office Properties”).  As of December 31, 2002, the Properties were leased to 435 tenants with average occupancy of approximately 94%.  The Properties are located in Northern California, Southern California, Arizona, Washington, Colorado and Nevada.

In addition to the Properties, we own one industrial service center flex development project, which was shell-completed at year-end 2002.

We seek to grow our asset base through the acquisition of industrial and suburban office properties and portfolios of such properties as well as through the development of new industrial and suburban office properties.  Our strategy is to operate in suburban markets that are experiencing, or are expected to experience, superior economic growth and are subject to limitations on the development of similar properties.  We believe that employment growth is a reliable indicator of future demand for both industrial and suburban office space.  In addition, we believe that certain supply-side constraints, such as limited availability of undeveloped land in a market, increase that market’s potential for higher than average rental growth over time.  We continue to target selected markets in which the Properties are located as well as other markets in which we have expertise.

BUSINESS OBJECTIVE AND GROWTH PLAN

Our business objective is to increase stockholders’ long-term total return through increases in the dividend and the appreciation in value of our common stock, par value $0.02 per share (the “Common Stock”).  To achieve this objective, we seek to:

•

increase cash flow by internal growth of rents from our existing Properties;

•

acquire quality industrial and suburban office properties and/or portfolios of such properties;

•

develop new industrial and suburban office properties; and

•

repurchase our Common Stock.

Internal Growth

We seek to increase cash flow from existing Properties through:

•

the lease-up of vacant space;

•

the reduction of costs associated with tenant turnover by retaining existing tenants;

•

the negotiation of increases in rental rates and of contractual periodic rent increases when market conditions permit; and

•

the strict containment of operating expenses and capital expenditures.

During 2002, leases for 955,575 square feet of space expired with a weighted average base rental rate of $11.54 per square foot.  As of December 31, 2002, approximately 88% of this space has been re-leased, and the weighted average base rental rate of the new leases is $10.72 per square foot, a decrease of 7.1%.  This decline was driven by several transactions in which we reduced rents in return for extended lease terms.  These were primarily in Silicon Valley, and if they are extracted from the data, the weighted average rental rate increased by 0.8%.  Past performance is not necessarily indicative of results that will be obtained in the future, and no assurance can be given in that regard.

Acquisitions

We seek to acquire industrial and suburban office properties and/or portfolios of such properties.  We believe that we are able to effectively identify and capitalize on acquisition opportunities through:

•

the experience of our management team;

•

our existing $150 million credit facility, which contains a $25 million accordion feature that allows the facility to be expanded to $175 million;

•

our relationships with private and institutional real estate owners;

•

our strong relationships with real estate brokers; and

•

our integrated asset management program.

Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria:

•

potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses;

•

ability to generate returns in excess of our weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy); and

•

availability for purchase at a price at or below estimated replacement cost.

However, we have in the past and may in the future acquire properties which do not meet one or more of these criteria.  This may be particularly true with the acquisition of a portfolio of properties, which may include individual properties that do not meet one or more of the foregoing criteria.

Following completion of an initial review of a property, we may make a purchase offer, subject to satisfactory completion of our due diligence process.  The due diligence process enables us to refine our original estimate of a property’s potential performance and typically includes a complete review and analysis of the property’s physical structure, systems, environmental status and projected financial performance.  The due diligence also includes an evaluation of the local market including competitive properties and relevant economic and demographic information.  Mr. Peter Bedford, our Chairman of the Board and Chief Executive Officer, and at least one other senior officer visit each proposed acquisition property before the purchase is closed.

Prior to July 1, 2002, our activities relating to the acquisition of new properties, disposition of existing properties, new loans and development were conducted on an exclusive basis by Bedford Acquisitions, Inc. (“BAI”), a California corporation wholly-owned by Mr. Bedford.  For these services, BAI earned a success fee in an amount equal to 1½% of the gross amount of the aggregate price of the property for acquisitions and dispositions, up to 1½% of any loans arranged by BAI, plus up to 7% of development project costs.  The total amount of such fees payable to BAI by us was limited to the lesser of:  (i) the aggregate amount of such fees earned or (ii) the aggregate amount of approved expenses not to exceed actual costs incurred by BAI through the time of such acquisition, disposition, loan or development.  On August 14, 2002, we announced that effective July 1, 2002 we were terminating our agreement with BAI and hiring its former employees.

Development

We seek to develop properties in strong markets where:

•

demand for space has caused or is expected to cause occupancy rates to remain high;

•

barriers to entry such as scarcity of land or entitlement challenges exist; and

•

the project complements our existing portfolio.

Our management team has experience in all phases of the development process, including market analysis, site selection, zoning, design, pre-development leasing, construction management and permanent financing.  Since 2000, we have been especially focused on the development of office flex and service center flex product.  These are multi-tenant buildings designed to meet the needs of a wide range of uses.  The flex product anticipates the changing needs of high-growth tenants and accommodates their need for flexible facility configurations.  We evaluate the competitive environment, demand and rent trends, and development pipelines before embarking on or acquiring each new project.  We are currently in the process of developing properties in Southern California and have projects planned for the Pacific Northwest and Northern California.  These projects will proceed once the appropriate market supply and demand conditions occur.  In the interim, our development team is focusing on marketing to maximize revenue from our existing portfolio.  Our management team has significant development experience in each of these markets.  Prior to July 1, 2002, development activities were conducted by BAI on our behalf as described above.

Share Repurchase

In July 1998, our Board of Directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.  Since November 1998, we have repurchased and retired approximately 7.5 million shares at an average price of $18.25 per share.  This represents 33% of the shares outstanding at November 30, 1998 when we began implementing our share repurchase program.

From November 1998 when our stock traded at a discount to our estimated net asset value (estimated based on current cap rate and earning estimates), we bought back our shares under the share repurchase program.  In addition, during 2001 and 2002, as the dividend rates on our average stock prices yielded approximately 2% higher than our average borrowing costs, we continued to repurchase our Common Stock.

CORPORATE STRATEGIES

In pursuing our business objectives and growth plans, we intend to:

Pursue a Market Driven Strategy

Our strategy is to continue to operate in suburban markets which over time have experienced above average economic growth, and which are, ideally, subject to supply-side constraints.  The metropolitan areas in which we operate have multiple suburban “cores,” and we believe that the potential for growth in these metropolitan areas is generally greatest in and around these suburban cores.  It is our experience that such suburban cores emerge as jobs move to the suburbs and typically offer a well-trained and well-educated work force, high quality of life and, in many cases, a diversified economic base.  We focus on owning, managing, acquiring and developing properties in these suburban cores.  Additionally, we seek out real estate markets that are subject to supply-side constraints such as limited availability of undeveloped land and/or geographic, topographic, regulatory and/or infrastructure restrictions.  Such restrictions limit the supply of new commercial space, which, when combined with a growing employment and population base, enhances the long-term return potential for an investment in real estate assets.

Focus our Efforts in the Western United States

We are currently targeting selected suburban markets in the western United States.  These markets have not been immune to the economic slowdown that began in the second half of 2000.  Job growth in many of the markets in which we operate has slowed significantly and has stopped altogether in others.  Markets that tended to be the strongest participants in the telecommunication/technology boom of the late 1990s have been the hardest hit by slowing job-formation.  As a consequence, demand for commercial space has declined as well.  However, we believe that the combination of the quality of our assets, the long-term attractiveness of our sub-markets, and our experience in these markets will provide an opportunity for good returns to our shareholders in the future.

In 2002, we continued the process of selling assets which had either reached their point of inflection relative to continued growth opportunities, were located in secondary markets, or were of a quality inconsistent with the balance of the portfolio.  Included in these sales were properties located in Scottsdale, Arizona and Vista, Monterey and San Diego, California.

Acquire and Develop “Service Center Flex and Suburban Office” Properties

Among our targeted property types are service center flex industrial properties as well as suburban office flex  buildings.  These buildings provide for a wider range of function than that offered by traditional office or industrial properties and are an efficient facility choice for businesses that have frequently changing space needs.  These properties are divisible into units ranging from approximately 1,500 square feet to approximately 20,000 square feet in order to accommodate multiple tenants of various sizes and needs.  The buildings, which generally range in size from 16,000 to 80,000 square feet, have a clear height of 12 to 18 feet and are built using concrete tilt construction with store fronts incorporated in the front elevation and service doors or continued storefront in the back elevation.  We believe that these properties require more management expertise than other types of industrial properties and that we have developed such expertise.

Continue Neighborhooding

Neighborhooding describes expansion in areas where we own existing properties.  This strategy capitalizes on our management’s expertise and knowledge of the local market, economy, and tenant needs for expansion.  It results in efficiency in property management and therefore enables us to acquire or develop properties at greater yields.  We utilized this concept in developing projects and acquiring properties in Fremont, Napa, Ontario, Petaluma, and San Diego, California; Phoenix, Arizona; Denver, Colorado; and Federal Way, Washington.

Sell Selected Assets

We fund a portion of our acquisition and development activities and the share repurchase program through the sale of selected assets.  Such assets include buildings that, in our opinion, have maximized their value or have become obsolete due to their physical attributes, are located in secondary markets, or are not of a quality consistent with the rest of our properties.

Utilize In-House Asset and Property Management

We believe that the long-term value of our Properties is enhanced through in-house asset management.  As of December 31, 2002, we directly managed 85 of our 86 properties.  We conduct our in-house asset and property management activities from the following regional office locations:  Northern California Region – Lafayette, CA; Arizona Region – Phoenix, AZ; Southern California Region – Tustin, CA; Northwest Region – Seattle, WA; Colorado Region – Denver, CO.  A single asset, a suburban office property located in Reno, Nevada, is managed by a local firm.

Our asset management team develops and monitors a comprehensive asset management plan for each Property in an effort to ensure our efficient operation.  Our Chief Operating Officer works directly with our regional management group and internal finance and accounting staff to develop and monitor detailed budgets and financial reports for each Property.  He works with each regional manager to identify and implement opportunities to improve cash flow from each Property and to maximize each Property’s long-term investment value.  Our property management staff is generally responsible for leasing activities, ordinary maintenance and repairs, keeping financial records on income and expenses, rent collection, payment of operating expenses and property operations.  Our property management philosophy is based on the belief that the long-term value of the Properties is enhanced by attention to detail and hands-on service provided by professional in-house property management.  We believe that a successful leasing program starts by servicing existing tenants first.  Costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy) can be significant.  We believe addressing and attending to existing tenants’ needs can increase the retention of existing tenants and simultaneously make our properties more attractive to new tenants.

Cooperate with Local Real Estate Brokers

We seek to develop strong relationships with local real estate brokers who can provide access to tenants as well as general market intelligence and research.  We believe that these relationships have enhanced our ability to attract and retain tenants, as well as to gain insights into potential acquisition and development opportunities.

TRANSACTIONS AND SIGNIFICANT EVENTS DURING 2002

Acquisitions

During 2002, we acquired 544,426 square feet of commercial real estate assets and a 5.2 acre parcel of land for a total contract price of $87,258,000:

•

A 214,218 square foot R&D complex in Phoenix, Arizona was purchased for $24,305,000 or approximately $114 per square foot.  The property, a two-building project, is expected to generate a first year cash yield in excess of 9%.

•

A 112,384 square foot service center flex complex was purchased in South San Francisco, California for $22,000,000 or approximately $196 per square foot.  The property, a three-building complex, was fully leased at the time of acquisition and is expected to generate a first year cash yield in excess of 9.5%.

•

A 217,824 square foot R&D complex in San Jose, California was purchased for $40,000,000 or approximately $184 per square foot.  The property, a complex of five single-story buildings, is fully leased to a single tenant and is expected to generate first year cash yield in excess of 9.7%.

•

A 5.2 acre parcel of land in Portland, Oregon, the site for the future construction of a service center flex, was purchased for $953,000.

Development

In view of the weak economy, we undertook only one new construction start in June 2002 in Ontario, California, Phase II of Jurupa Business Center, a 41,390 square foot service center flex building.  Phase I of this project, a 41,726 service center flex building, was 94% leased at year-end 2002.

Sale of Selected Assets

During 2002, we completed the sale of 364,356 square feet of operating properties for a total contract price of $32,730,000, net proceeds of approximately $31,500,000, and realized a gain on sale of $3,575,000:

•

A 33,144 square foot R&D building in San Diego, California was sold for a contract price of $3,725,000, producing a gain of $263,000.

•

A 134,121 square foot R&D complex in Vista, California was sold for a contract price of $8,370,000, producing a gain of $60,000.

•

A 94,800 square foot service center flex complex in Scottsdale, Arizona was sold for a contract price of $7,835,000, producing a gain of $1,475,000.

•

A 102,291 square foot office, R&D, service center flex complex in Monterey, California was sold for a contract price of $12,800,000, producing a gain of $1,777,000.

Use of Information Technology

Our management has made a significant commitment to employ information technology in all of the day-to-day operations of the firm.  A number of steps have been taken during the past five years to digitize internal practices and eliminate redundancies.  These steps include the creation of a management information system designed to facilitate real-time dissemination of operating results to field offices.  This system provides the framework for timely operations reviews with each Regional Manager, the focus of which are market opportunities and the action steps necessary to take advantage of them.  In addition, all basic business functions have been digitized to simplify practices, reduce paper-flow, and enhance productivity.  IT initiatives currently underway include real-time graphic display of the economic impact of vacant spaces, web-based marketing capabilities that will showcase all current availabilities with appropriate details, and a new program for updating portfolio valuation, incorporating new leasing information as it becomes available.

Our Markets

The Properties are located in select markets proximate to metropolitan areas in Northern and Southern California, Washington, Arizona, Nevada and Colorado.  During the economic recovery of the second half of the 1990s, these markets were characterized by strong demand for commercial property without significant increases in supply.  During 2002, the weakening trends that began in late 2000 and early 2001, in which demand collapsed and vacancies increased, continued unabated in most of these markets.  Slowing job growth and a commensurate decline in demand for commercial real estate have been reflected in increasing vacancies, including both direct and sub-lease space, as well as declining, and in many cases, negative net absorption.  Deal-making activity has slowed significantly, and the terms under which deals are made are considerably less favorable to landlords.

Even in the face of these circumstances, however, we believe that conditions in our markets are more favorable than those that existed in the slowdown of the early nineties.  Relatively lower debt, coupled with significantly less speculative construction of new product, has combined to render most markets somewhat more resistant to the excesses experienced in the earlier contraction.  However, continued weak job growth, particularly in markets that formerly experienced the strongest growth, such as San Jose, California; Denver, Colorado; and Seattle, Washington, will continue to challenge us and our competitors during 2003.

We continue to believe that these markets, notwithstanding their current weakness, are excellent long-term locations in which to operate and develop commercial property of the type in which we specialize.  Excellent quality of life, outstanding educational institutions, a well-educated employment base, and natural and environmentally derived barriers of entry, all of which have been associated with good real estate returns in the past, characterize most of these locations.

Operating Performance

For the year ended December 31, 2002, we reported net income before gain on sales of real estate investments of $32,428,000, on rental revenues of $101,902,000, compared with net income before gain on sales of real estate investments of $28,974,000, on rental revenues of $99,949,000 for the year ended December 31, 2001.  Rental revenue of $2,162,000 and $4,107,000 was classified as income from operating properties sold, net for the years ended December 31, 2002 and 2001, respectively.  Gain on sales of real estate investments for the year ended December 31, 2002 was $3,575,000 compared with gain on sales of real estate investments of $5,976,000 for the year ended December 31, 2001.  Our Funds From Operations (“FFO”; see definition under “Selected Financial Data”) for the year ended December 31, 2002 was $50,083,000 as compared to $45,250,000 for the year ended December 31, 2001.

Increase in Dividends on Common Stock

In September 2002, we announced a 4% increase in our quarterly Common Stock dividend from $0.48 to $0.50 per share, or $2.00 on an annualized basis.  The higher dividend rate commenced with our dividend for the third quarter of 2002.  The dividends declared for the four quarters in 2002 totaled $1.96, a 5% increase compared with the dividends declared for the four quarters in 2001.

Credit Facility

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s published “reference rate” or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level.  At December 31, 2002, the facility had an outstanding balance of $84,681,000, with an interest rate of LIBOR plus 1.55% (an effective rate of 3.96%).  We were in compliance with the covenants and requirements of our revolving credit facility throughout 2002.

In September 2002, we obtained an additional $40 million unsecured bridge facility with a six-month term.  The unsecured loan has two options to extend for three months each beyond the initial maturity date and an interest rate of LIBOR plus 1.55%.  On February 10, 2003, we exercised the option to extend the loan for an additional three months beyond its initial maturity date.  The all-in rate of this loan was 3.28% for six months.

Mortgage Loans

In October 2002, we obtained $22,600,000 of new first mortgage financing from Nationwide Life Insurance Company.  The financing consists of a nine-year loan at a fixed interest rate of 4.61% for the first three years which will be reset at the end of years three and six at the prevailing market rate.  At the time of each rate reset, we have the option to pay off the loan without penalty.

DIVIDENDS

We have made regular quarterly distributions to the holders of our Common Stock every quarter since the second quarter of 1993 and have increased the dividend sixteen times since then from $0.10 per share in the second quarter of 1993 to $0.50 per share in the fourth quarter of 2002.

TENANTS

Based on rentable square feet, as of December 31, 2002, the Suburban Office Properties and Industrial Properties were approximately 94% occupied by a total of 435 tenants, of which 122 were Suburban Office Property tenants and 313 were Industrial Property tenants.  Our tenants include local, regional, national and international companies engaged in a wide variety of businesses.

FINANCING

We expect cash flow from operations to be sufficient to pay operating expenses, real estate taxes, general and administrative expenses, and interest on indebtedness and to make distributions to stockholders required to maintain our REIT qualification.

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, share repurchases, and development of properties from:

•

cash flow from operations,

•

borrowings under the credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), and

•

the sale of certain real estate investments.

INSURANCE

We carry commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage.  This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income.  This coverage is subject to certain exclusions, including mold.  We carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (the “Act”) under our all risk policies, as well as for “non-certified” events in excess of $10 million up to the $200 million limit. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of 5% of total insurable value per building and respective rent loss with respect to the earthquake coverage.  Additional excess earthquake coverage with an aggregate limit of $20 million is provided for property located in California, as well as excess earthquake coverage with an aggregate limit of $10 million for property located in Washington.  We also carry director and officer liability insurance with an aggregate limit of $10 million and a fidelity bond in the amount of $1 million.  This coverage protects our directors and officers against liability claims as well as the cost of legal defense.

COMPETITION, REGULATION, AND OTHER FACTORS

Our success depends upon, among other factors, general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws and zoning laws.  We typically compete in our markets with other REITs, institutional owners, and private operators of commercial property.

Our real estate investments are located in markets in which we face significant competition for the rental revenues we generate.  Many of our investments, particularly the office buildings, are located in markets in which there is a significant supply of available space, resulting in intense competition for tenants and low rents.  For example, we own property in the east side market in Seattle.  This market has been negatively affected by job loss in that region and there is considerable inventory available.  In addition, we own property in Phoenix, Arizona and in Denver, Colorado.  In both of these cities, weak demand has resulted in excess direct and sublease inventory, providing tenants with more choices, and somewhat weakening our negotiating strength.

We believe that our competitive strengths will enable us to operate successfully in the face of these risks. These competitive strengths include excellent brand acceptance, an experienced management team, a long history of operations in all of our current markets, a diversified tenant base, and limited exposure to a significant single-tenant default.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate liable for the costs of removal or remediation of certain hazardous or toxic substances released on, above, under, or in such property.  Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances.  The costs of such removal or remediation could be substantial.  Additionally, the presence of such substances or the failure to properly remediate such substances may adversely affect the owner’s ability to borrow using such real estate as collateral.

We believe that we are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and we have not been notified by any governmental authority of any non-compliance or other claim in connection with any of our present or former properties.  Accordingly, we do not currently anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on our financial position, results of operations or liquidity.  There can be no assurance, however, that future discoveries or events at our properties, or changes to current environmental regulations, will not result in such a material adverse impact.

OTHER INFORMATION

We currently employ 43 full-time employees, including eleven employees hired from BAI effective July 1, 2002.

We will make our filings with the Securities and Exchange Commission (“SEC”), including this annual report, available on our website free of charge, as soon as reasonably practicable after such filings are furnished to the SEC.  The address of our website is www.bedfordproperty.com.  Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not incorporated into this annual report.

Item 2.  Properties

REAL ESTATE SUMMARY

As of December 31, 2002, our real estate investments were diversified by geographic region and by product type as follows (dollars in thousands):

	Number of Properties	Investment Cost	% of Total Investment Cost
Industrial buildings
Northern California	30	$206,653	28
Arizona	16	95,854	13
Southern California	8	55,396	8
Northwest	2	14,202	2

Total industrial buildings	56	372,105	51

Office buildings
Northern California	6	31,448	4
Arizona	5	36,287	5
Southern California	4	31,402	4
Northwest	6	116,811	16
Colorado	8	107,438	15
Nevada	1	13,086	2

Total office buildings	30	336,472	46

Properties under development
Southern California	1	2,864	1

Land held for development
Northern California	4	5,767	*
Arizona	1	637	*
Southern California	3	2,292	*
Northwest	1	1,106	*
Colorado	2	3,945	*

Total land held for development	11	13,747	2

Total	98	$725,188	100%

* Less than 1%

PERCENTAGE LEASED, 10% TENANTS, AND AVERAGE BASE RENT

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the property square footage at the end of the year, the average base rent per square foot at the end of each year, and the principal business of the tenants occupying 10% or more of each property at December 31, 2002.  The average base rent per square foot as of the end of the year for some of the properties includes zero rent for tenants who are in a free rent period as of December 31, 2002.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
INDUSTRIAL BUILDINGS Northern California Building #3 at Contra Costa Diablo Ind. Park, Concord	100% 1 $6.84	100% 1 $7.80	100% 1 $8.04	100% 1 $8.28	100% 1 $10.20	Television cable service.
Building #8 at Contra Costa Diablo Ind. Park, Concord	100% 1 $6.00	100% 1 $6.72	100% 1 $11.61	100% 1 $11.61	100% 1 $11.61	Storage of medical supplies.
Building #18 at Mason Ind. Park, Concord	92% 2 $6.93	100% 2 $7.22	100% 2 $7.54	100% 2 $8.49	100% 2 $8.76	Warehouse of scaffolding materials and construction supplies; roofing contractor.
Milpitas Town Center, Milpitas	100% 3 $10.69	100% 4 $12.74	100% 3 $14.36	100% 3 $14.62	100% 3 $15.92	Manufacturer of blood glucose meters; integrated technology solutions; manufacturer of vacuum pumps and related parts.
598 Gibraltar Drive, Milpitas	100% 1 $10.44	100% 1 $10.44	100% 1 $19.20	100% 1 $19.97	100% 1 $20.77	Electronic computer component manufacturer.
Auburn Court, Fremont	100% 4 $10.62	68% 3 $11.25	100% 4 $16.13	100% 4 $16.86	68% 3 $18.62	Research and development of silicone implants and other medical products; computer software developer; high-performance fiber optic components supplier.
47650 Westinghouse Drive, Fremont	100% 1 $9.60	100% 1 $10.20	100% 1 $10.80	100% 1 $10.80	100% 1 $11.40	Electronic personal computer board assembly.
410 Allerton, South San Francisco	100% 1 $6.60	100% 1 $7.20	100% 1 $7.80	100% 1 $9.60	100% 1 $9.89	Candy manufacturer and distributor.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
INDUSTRIAL BUILDINGS (continued) Northern California (continued) 400 Grandview, South San Francisco	100% 4 $7.50	100% 4 $7.95	100% 4 $8.27	100% 4 $7.72	100% 4 $10.85	Radiology research and developer; freight forwarding companies; retail display company.
342 Allerton, South San Francisco	100% 4 $7.73	100% 4 $9.13	100% 4 $10.40	100% 4 $12.95	100% 4 $13.63	Freight forwarding companies; food broker.
301 East Grand, South San Francisco	100% 3 $6.30	75% 2 $6.90	100% 3 $7.42	100% 3 $7.79	100% 3 $8.04	Freight forwarding; distributor of MRI equipment; moving company.
Fourier Avenue, Fremont	100% 1 $8.99	100% 1 $8.99	100% 1 $8.99	100% 1 $10.67	100% 1 $10.67	Manufacturer of testers and equipment for semi-conductors.
Lundy Avenue, San Jose	82% 1 $7.36	100% 2 $14.40	100% 2 $14.51	100% 2 $15.60	82% 1 $15.60	Testing and distribution of semi-conductors and other related electronic components.
115 Mason Circle, Concord	100% 5 $6.59	100% 5 $6.78	100% 5 $7.21	100% 5 $7.60	83% 4 $8.00	Manufacturer and distributor of pipeline; distributor of fund raising products; distributor of water purifying systems; fluid sealing and handling company.
47600 Westinghouse Drive, Fremont	100% 1 $10.56	100% 1 $10.92	100% 1 $11.28	100% 1 $11.64	100% 1 $12.00	Research and development assembly and testing related to the semi-conductor/electronics industry.
860-870 Napa Valley Corporate Way, Napa	100% 3 $9.48	88% 2 $9.90	94% 2 $11.06	100% 2 $11.72	100% 2 $12.52	Winery; content management and remittance processing provider.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
47633 Westinghouse Drive, Fremont	100% 1 $11.83	100% 1 $12.06	100% 1 $12.31	100% 1 $12.55	100% 1 $12.80	Research and development assembly and testing related to the semi-conductor/electronics industry.
47513 Westinghouse Drive, Fremont	100% 2 $14.32	100% 2 $14.92	100% 2 $15.52	100% 2 $16.12	100% 2 $16.72	Manufacturer of semi-conductor equipment; manufacturer and designer of arterial balloon catheters and other related devices.
Bordeaux Centre, Napa	38% 2 $7.33	89% 4 $6.57	100% 5 $7.06	100% 5 $7.26	100% 5 $7.47	Cork manufacturer; marine electronics distributor; wine storage and distributor; research and development of packaging material; and wine club distributor.
O’Toole Business Park, San Jose	89% 0 $13.81	100% 0 $14.38	100% 1 $17.16	84% 1 $22.09	77% 2 $19.53	Commercial print shop; biotech company.
6500 Kaiser Drive, Fremont	100% 1 $9.60	100% 1 $9.60	100% 1 $10.20	100% 1 $10.20	100% 1 $10.80	Research and development, manufacturer of computers.
Bedford Fremont Business Park, Fremont	100% 1 $14.63	97% 1 $16.39	97% 1 $17.97	97% 1 $20.23	94% 1 $17.65	Administration and testing of samples for managed care organizations.
Spinnaker Court, Fremont	100% 2 $8.25	100% 2 $8.25	100% 3 $14.72	100% 3 $20.93	75% 2 $25.41	Design-to-distribution of computing solutions; developer of broadband products and related components.
2277 Pine View Way, Petaluma	100% 1 $6.91	100% 1 $7.25	100% 1 $7.25	100% 1 $7.61	100% 1 $7.61	Manufacturer and distributor of eyeglass lenses for world-wide distribution.
The Mondavi Building, Napa	100% 1 $4.92	100% 1 $5.17	100% 1 $5.17	100% 1 $5.42	100% 1 $5.42	Wine storage and administration.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
Parkpoint Business Center, Santa Rosa	100% 3 $15.19	100% 3 $15.68	95% 3 $16.50	98% 3 $17.03	80% 1 $17.87	Mortgage broker.
2180 S. McDowell Blvd., Petaluma	100% 2 $8.37	81% 1 $11.20	69% 1 $8.28	100% 2 $8.71	100% 2 $8.94	Manufacturer of high-end, commercial grade sound equipment; valve and regulator automation sales and manufacturer.
2190 S. McDowell Blvd., Petaluma	100% 2 $8.19	100% 2 $8.39	100% 2 $8.89	100% 2 $9.13	100% 2 $9.64	Bread distributor; distributor of paper and packaging products.
South San Francisco Business Center, South San Francisco	N/A N/A	N/A N/A	N/A N/A	N/A N/A	96% 2 $20.38	U.S. postal office retail store; manufactures and leases copiers.
Philips Business Center, San Jose	N/A N/A	N/A N/A	N/A N/A	N/A N/A	100% 1 $18.16	Manufactures semiconductors and related components.

Arizona
Westech Business Center, Phoenix	95% 0 $9.99	96% 0 $9.97	95% 0 $10.37	94% 0 $10.66	81% 1 $10.96	Administrative services for University of Phoenix.
Westech II, Phoenix	100% 3 $8.86	100% 2 $8.87	100% 2 $9.63	100% 2 $9.78	94% 2 $10.06	Administrative services for University of Phoenix; travel agency
2601 W. Broadway, Tempe	100% 1 $7.14	100% 1 $7.14	100% 1 $7.43	100% 1 $7.72	100% 1 $8.03	Wireless phone service provider.
Phoenix Airport Center #2, Phoenix	100% 1 $7.20	100% 1 $7.80	100% 1 $7.80	100% 1 $10.50	100% 1 $10.50	Electronic parts sales and customer service.
Phoenix Airport Center #3, Phoenix	100% 1 $6.36	100% 1 $7.02	100% 1 $7.02	100% 1 $9.18	100% 1 $9.78	Cosmetic manufacturer and distributor.
Phoenix Airport Center #4, Phoenix	100% 1 $7.80	100% 1 $7.80	100% 1 $8.36	100% 1 $8.36	100% 1 $8.36	Package delivery/service call center.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
INDUSTRIAL BUILDINGS (continued) Arizona (continued)
Phoenix Airport Center #5, Phoenix	100% 1 $8.68	100% 1 $8.68	100% 1 $9.56	100% 1 $9.56	100% 1 $8.46	Healthcare maintenance organization corporate office.
Butterfield Business Center, Tucson	100% 3 $7.11	100% 2 $6.38	100% 2 $6.45	100% 2 $6.35	100% 2 $6.43	Customer service call center – retail sales; administrative services for mechanical cleaning equipment.
Butterfield Tech Center II, Tucson	N/A N/A	56% 2 $6.67	100% 4 $6.85	100% 4 $7.07	100% 4 $7.39	Package distribution facilities; school book distribution facility; distributor of industrial uniform supplies.
Greystone Business Park, Tempe	N/A N/A	11% 1 $10.56	86% 3 $10.85	100% 3 $11.67	100% 3 $12.20	Sales and service of electronic equipment; business communications equipment and multimedia integrations services; sales, service and support facilities for distribution of electrical components.
Rio Salado Corporate Centre, Phoenix*	N/A N/A	N/A N/A	0% $0.00	0% $0.00	89% 2 $0.00	Administrative services for orthopedic equipment; administrative and R & D for medical products.
Phoenix Tech Center, Phoenix	N/A N/A	N/A N/A	100% 1 $9.90	100% 1 $9.90	100% 1 $10.32	Reprocessing/recycling of single-use non-medical devices.
The Adams Brothers Building, Phoenix	N/A N/A	100% 1 $4.56	100% 1 $4.69	100% 1 $5.02	100% 1 $5.02	Interior design and home products sales.
Diablo Business Center, Phoenix	N/A N/A	100% 2 $7.21	100% 2 $8.00	91% 2 $8.26	100% 1 $5.21	Consulting engineers.

* Both tenants are in a free rent period at December 31, 2002.  Rent will begin in February 2003 for both tenants at a total average base rent per square foot of $9.95.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
INDUSTRIAL BUILDINGS (continued) Arizona (continued)
Cotton Center I, Phoenix	N/A N/A	N/A N/A	N/A N/A	N/A N/A	86% 3 $8.94	Business to business multi-modal freight forwarding; delivery of wireless and mobile data; provide building automation in HVAC products, fire safety, and security systems.
Cotton Center II, Phoenix	N/A N/A	N/A N/A	N/A N/A	N/A N/A	100% 1 $8.63	Pharmaceutical service company.

Southern California
Dupont Industrial Center, Ontario	97% 1 $3.44	100% 2 $3.67	100% 1 $3.82	97% 1 $3.88	100% 1 $3.93	Distributor of swimming pool supplies.
3002 Dow Business Center, Tustin	99% 0 $8.86	99% 0 $9.52	98% 0 $10.20	98% 0 $10.92	100% 0 $11.31	No single tenant over 10%.
Carroll Tech I, San Diego	100% 1 $3.17	100% 1 $9.11	100% 1 $9.47	100% 1 $9.84	100% 1 $10.23	Sales and service of point of sales equipment.
Signal Systems Building, San Diego	100% 1 $10.20	100% 1 $10.42	100% 1 $10.79	100% 1 $11.08	100% 1 $11.24	Developer and manufacturer of avionic diagnostic equipment.
Carroll Tech II, San Diego	100% 1 $12.00	100% 1 $13.79	100% 1 $14.40	100% 1 $14.40	100% 1 $12.74	Customer service center for online computer games.
Canyon Vista Center, San Diego	N/A N/A	100% 3 $8.86	100% 3 $10.05	100% 3 $10.44	100% 2 $10.51	Designer of interactive entertainment software; safety testing of electronic products.
6325 Lusk Blvd., San Diego	N/A N/A	100% 2 $12.48	100% 2 $12.98	100% 1 $14.59	100% 1 $15.17	Bio-tech company developing diabetes self-test products.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
INDUSTRIAL BUILDINGS (continued) Southern California (continued)
Jurupa Business Center, Phase I, Ontario	N/A N/A	N/A N/A	N/A N/A	0% 0 $0.00	94% 4 $15.76	Commercial print shop; civil engineering; internet service provider; identification technology and systems developer.

Northwest
Highlands Campus Building B, Bothell	N/A N/A	N/A N/A	86% 4 $12.34	93% 4 $13.02	75% 4 $13.18	Manufacturer and distributor of micro-biological lab testing equipment; medical prescription service provider; wholesaler of flooring products; telecommunication.
Highlands Campus Building C, Bothell	N/A N/A	N/A N/A	60% 2 $14.46	75% 3 $14.23	75% 3 $14.51	Civil engineering consulting; manufacturer and distributor of ultrasound equipment; home furnishings club/distributor.

OFFICE BUILDINGS
Northern California
Village Green, Lafayette	100% 2 $23.70	100% 2 $24.45	100% 2 $26.69	100% 2 $27.58	100% 2 $28.88	Environmental consultant; real estate investment trust.
Carneros Commons Phase I, Napa	N/A N/A	N/A N/A	0% 0 $0.00	30% 1 $15.35	100% 3 $13.41	E-commerce payment processing service; civil engineering; property/casualty insurance provider.
Canyon Park, San Ramon	100% 2 $16.44	100% 2 $16.44	100% 2 $20.92	100% 2 $21.92	100% 2 $22.44	Geotechnical lab and research; healthcare provider.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
OFFICE BUILDINGS (continued) Northern California (continued)
Crow Canyon Centre, San Ramon	N/A N/A	50% 1 $25.20	100% 2 $25.43	100% 2 $26.66	100% 2 $26.76	Healthcare provider; real estate mortgage and interior designer.
3380 Cypress Drive, Petaluma	100% 1 $13.08	100% 1 $13.08	100% 1 $13.56	100% 1 $13.56	100% 1 $14.16	Manufacturer of hearing devices.
Carneros Common Phase II, Napa	N/A N/A	N/A N/A	N/A N/A	63% 1 $16.14	91% 2 $16.45	Wine maker and exporter; sales/marketing of purees.

Arizona
Executive Center at Southbank, Phoenix	98% 3 $9.46	98% 3 $9.64	92% 3 $9.89	100% 3 $10.78	92% 3 $11.70	Travel agency; customer service call center; credit card collection.
Phoenix Airport Center #1, Phoenix	100% 5 $13.69	100% 3 $13.97	100% 5 $9.97	88% 3 $14.97	88% 3 $13.63	Administrative services for electronic component sales; sales and service for computer hardware/software; call center for glass repair company.
Cabrillo Executive Center, Phoenix	97% 2 $16.64	100% 2 $17.03	94% 3 $17.24	96% 3 $18.00	90% 2 $18.38	Provider of email systems and software for businesses; home builder.
Mountain Pointe Office Park, Phoenix	N/A N/A	0% 0 $0.00	100% 1 $19.20	100% 1 $19.20	100% 1 $19.70	Civil engineering.
1355 S. Clearview Avenue, Mesa	N/A N/A	100% 1 $12.72	100% 1 $12.72	100% 1 $12.72	100% 1 $13.80	Debt collection services.

Southern California
Laguna Hills Square, Laguna	93% 4 $24.79	95% 4 $25.17	100% 2 $24.44	100% 2 $25.51	95% 2 $26.55	Medical facility; optometry and eye surgery.
Carroll Tech III, San Diego	100% 1 $8.52	100% 1 $9.60	100% 1 $9.98	100% 1 $10.38	100% 1 $10.80	On-line game developer.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
OFFICE BUILDINGS (continued) Southern California (Continued)
Scripps Wateridge, San Diego	100% 2 $12.53	100% 2 $13.16	100% 2 $13.40	100% 2 $14.05	100% 2 $14.30	Wireless communications; supplier of digital wireless communication products and technologies.
Carroll Tech IV, San Diego	N/A N/A	100% 1 $15.00	100% 1 $12.44	100% 1 $12.81	100% 1 $13.20	Manufacturer of video games.

Northwest
Orillia Office Park, Renton	100% 1 $9.35	100% 1 $9.35	100% 1 $10.50	100% 1 $10.50	100% 1 $11.50	Manufacturer of aircraft.
Adobe Systems Bldg. 1, Seattle	100% 1 $15.53	100% 1 $15.53	100% 1 $15.53	100% 1 $15.53	100% 1 $15.53	Computer software design and engineering.
Adobe Systems Bldg. II, Seattle	77% 1 $22.04	100% 2 $16.71	100% 2 $16.74	100% 2 $17.39	86% 1 $16.60	Computer software design and engineering.
Highlands Campus, Bldg. A, Bothell	N/A N/A	38% 1 $12.51	100% 2 $15.06	100% 2 $15.25	100% 2 $16.50	Computer software research and development; cellular phone manufacturer.
The Federal Way Building, Federal Way	N/A N/A	100% 3 $12.65	100% 2 $13.77	100% 2 $13.77	100% 2 $14.83	Property/casualty insurance company; gasoline company.
Federal Way Building II, Federal Way	N/A N/A	100% 4 $14.20	100% 3 $14.31	88% 3 $14.24	95% 3 $14.94	Producer of semiconductor/computer technology components; financial advisor and lender; insurance company.

Colorado
Oracle Building, Denver	100% 2 $23.34	100% 2 $23.34	100% 2 $23.34	100% 2 $24.22	100% 2 $25.07	Computer software company; banking.
Texaco Building, Denver	100% 1 $18.05	100% 1 $18.05	100% 1 $20.06	100% 1 $20.06	82% 1 $20.03	Oil company.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1998% # $/Sq Ft	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	Principal Business at December 31, 2002
OFFICE BUILDINGS (continued) Colorado (continued)
WaterPark @ Briarwood Bldg. 1, Englewood	N/A N/A	N/A N/A	62% 1 $12.90	100% 2 $13.24	100% 2 $13.55	Corporate travel agency; resort time share company.
Belleview Corp. Plaza II Office, Denver	N/A N/A	N/A N/A	N/A N/A	20% 1 $17.75	78% 2 $11.66	Healthcare company; educational software developer.
WaterPark @ Briarwood Bldg. 2, Englewood	N/A N/A	N/A N/A	70% 2 $13.18	100% 2 $13.39	100% 2 $13.86	Data processing solutions for the finance industry; distributor of electrical components and computer products.
WaterPark @ Briarwood Bldg. 3, Englewood	N/A N/A	N/A N/A	N/A N/A	22% 1 $14.00	38% 2 $8.44	Insurance provider; provides consulting and service to lenders.
WaterPark @ Briarwood Bldg. 4, Englewood	N/A N/A	N/A N/A	N/A N/A	100% 1 $14.00	100% 1 $14.00	County government.
Bedford Center @ Rampart, Englewood	N/A N/A	N/A N/A	97% 3 $12.73	96% 3 $13.09	85% 3 $13.33	Office equipment sales and leasing; insurance company; corporate travel agency.

Nevada
U.S. Bank Centre, Reno	99% 1 $18.76	100% 2 $19.03	90% 2 $22.48	80% 2 $21.07	95% 3 $18.16	Insurance services; mining; financial services.

LEASE EXPIRATIONS - REAL ESTATE PORTFOLIO

The following table presents lease expirations for each of the ten years beginning January 1, 2003 and thereafter.  The table presents:   (i) the number of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the 2002 annualized base rent of the expiring leases, and (iv) the percentage of total 2002 annualized base rent for expiring leases.

Year	Number of Leases Expiring	Square Feet	2002 Annualized Base Rent	Percentage of 2002 Annualized Base Rent

2003	96	787,820	$ 9,371,609	10.8%
2004	103	1,660,890	20,531,698	23.6%
2005	104	1,438,289	22,228,978	25.5%
2006	58	816,483	10,803,147	12.4%
2007	41	827,138	7,598,987	8.7%
2008	12	327,168	5,556,414	6.4%
2009	10	230,334	2,980,198	3.4%
2010	8	438,094	6,400,629	7.3%
2011	1	10,043	180,774	0.2%
2012 and thereafter	2	219,891	1,512,380	1.7%

Total	435	6,756,150	$87,164,814	100%

PRINCIPAL PROVISIONS OF LEASES

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area (“GLA”) of each of our properties and the property tax rate for each property for 2002.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS
Northern California Building #3 at Contra Costa Diablo Ind. Park, Concord	$21,647 $1.07/100	1	21,840	21,840	$10.20	02/05	None
Building #8 at Contra Costa Diablo Ind. Park, Concord	$33,096 $1.07/100	1	31,800	31,800	$11.61	12/05	1-5 yr.
Building #18 at Mason Industrial Park, Concord	$24,377 $1.07/100	2	28,836	7,225 4,825	$7.92 $9.36	05/03 02/06	None None
Milpitas Town Center, Milpitas	$75,586 $1.11/100	4	102,620	23,924 24,426 30,840 23,430	$16.80 $16.80 $15.60 $14.52	04/04 04/04 07/03 01/05	1-1 yr. 1-5 yr. 1-1 yr. 1-2 yr. 1-5 yr. None
598 Gibraltar Drive, Milpitas	$50,561 $1.11/100	1	45,090	45,090	$20.77	04/05	None
Auburn Court, Fremont	$50,921 $1.07/100	3	68,030	16,095 12,060 18,160	$16.22 $15.00 $23.15	07/04 04/03 07/05	None None None
47650 Westinghouse Drive, Fremont	$16,342 $1.07/100	1	24,030	24,030	$11.40	09/04	None
410 Allerton, South San Francisco	$27,615 $1.03/100	1	46,050	46,050	$9.89	04/06	None
400 Grandview, South San Francisco	$84,526 $1.03/100	4	107,004	21,841 43,642 18,789 18,864	$8.60 $14.03 $9.44 $6.84	12/03 03/06 05/04 01/03	None None None None

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
342 Allerton, South San Francisco	$58,701 $1.03/100	4	69,312	19,751 9,720 30,953 8,888	$12.00 $10.80 $16.38 $10.80	03/03 03/05 02/06 08/07	None None None None
301 East Grand, South San Francisco	$35,404 $1.03/100	3	57,846	26,240 17,206 14,400	$9.12 $5.29 $9.36	06/03 12/03 01/05	None None 1-5 yr.
Fourier Avenue, Fremont	$111,548 $1.07/100	1	104,400	104,400	$10.67	04/04	None
Lundy Avenue, San Jose	$56,686 $1.13/100	1	60,428	49,342	$15.60	04/06	1-5 yr.
115 Mason Circle, Concord	$21,535 $1.07/100	4	35,000	5,833 8,154 7,296 7,885	$7.26 $9.34 $7.21 $7.89	04/05 07/05 11/05 04/03	None 1-3 yr. None None
47600 Westinghouse Drive, Fremont	$17,667 $1.07/100	1	24,030	24,030	$12.00	06/05	1-2 yr. 1-3 yr.
860-870 Napa Valley Corporate Way, Napa	$84,793 $1.03/100	2	67,775	17,551 7,558	$13.80 $13.96	02/03 02/05	None 1-3 yr.
47633 Westinghouse Drive, Fremont	$57,479 $1.07/100	1	50,088	50,088	$12.80	10/03	1-3 yr.
47513 Westinghouse Drive, Fremont	$99,662 $1.07/100	2	65,385	35,132 30,253	$17.16 $16.20	02/05 02/04	1-5 yr. 1-5 yr.
Bordeaux Centre, Napa	$153,666 $1.03/100	5	150,000	22,075 16,076 51,790 18,434 16,180	$8.34 $7.72 $6.29 $6.35 $9.14	11/07 11/07 01/04 12/04 05/05	2-5 yr. 1-5 yr. 1-5 yr. 1-5 yr. 1-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
O’Toole Business Park, San Jose	$124,654 $1.13/100	2	122,320	14,005 16,197	$10.20 $18.90	04/05 09/06	None None
6500 Kaiser Drive, Fremont	$173,712 $1.07/100	1	78,611	78,611	$10.80	09/04	2-5 yr.
Bedford Fremont Business Center, Fremont	$152,213 $1.07/100	1	146,509	71,532	$12.00	07/07	1-2 yr.
Spinnaker Court, Fremont	$154,934 $1.07/100	2	98,500	53,380 20,770	$23.71 $29.77	03/04 11/05	None 1-5 yr.
2277 Pine View Way, Petaluma	$109,220 $1.09/100	1	120,480	120,480	$7.61	03/07	2-5 yr.
The Mondavi Building, Napa	$105,346 $1.03/100	1	120,157	120,157	$5.42	09/12	1-5 yr.
Parkpoint Business Center, Santa Rosa	$77,589 $1.12/100	1	67,869	17,505	$16.80	03/03	1-5 yr.
2180 S. McDowell Blvd., Petaluma	$41,993 $1.09/100	2	43,197	29,709 13,488	$8.78 $9.29	03/05 02/06	None 1-5 yr.
2190 S. McDowell Blvd., Petaluma	$31,886 $1.09/100	2	32,719	17,131 15,588	$9.96 $9.28	03/04 04/06	1-5 yr. 2-5 yr.
So. San Francisco Business Center, South San Francisco	$207,657 $1.03/100	2	112,834	15,032 21,652	$15.93 $19.01	10/08 03/06	4-5 yr. 1-5 yr.
Philips Business Center, San Jose	$422,359 $1.13/100	3	217,824	78,592 58,760 80,472	$18.48 $21.25 $15.60	07/08 11/08 11/08	2-5 yr. 2-5 yr. 2-5 yr.

Arizona
Westech Business Center, Phoenix	$151,583 $12.81/100	1	143,940	15,623	$12.85	11/03	None

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued)
Arizona (continued)
Westech II, Phoenix	$132,586 $12.81/100	2	80,878	14,615 21,478	$9.84 $9.60	10/04 09/06	None 2-3 yr.
2601 W. Broadway, Tempe	$62,102 $12.34/100	1	44,244	44,244	$8.03	01/07	2-5 yr.
Phoenix Airport Center #2, Phoenix	$67,879 $12.81/100	1	35,768	35,768	$10.50	08/06	1-5 yr.
Phoenix Airport Center #3, Phoenix	$66,516 $12.81/100	1	55,122	55,122	$9.60	07/06	1-2 yr.
Phoenix Airport Center #4, Phoenix	$53,548 $12.81/100	1	30,504	30,504	$8.36	06/05	1-5 yr.
Phoenix Airport Center #5, Phoenix	$112,538 $12.81/100	1	60,000	60,000	$8.46	09/07	1-5 yr.
Butterfield Business Center, Tucson	$112,247 $16.93/100	3	95,746	50,000 14,982 26,026	$6.30 $2.86 $8.76	08/04 08/04 06/04	2-5 yr. 1-5 yr. 1-2 yr.
Butterfield Tech Center II, Tucson	$45,164 $16.93/100	4	33,082	7,383 11,064 7,259 7,376	$7.95 $7.26 $6.87 $7.56	03/06 09/03 02/05 11/04	2-5 yr. None 1-2 yr. None
Greystone Business Park, Tempe	$117,179 $12.34/100	3	60,738	6,520 34,471 19,747	$11.54 $12.24 $12.36	11/04 03/07 09/05	2-3 yr. 1-3 yr. 2-5 yr.
Rio Salado Corporate Centre, Phoenix*	$89,289 $12.34/100	2	82,257	47,633 25,737	$8.78 $12.12	09/10 01/09	2-3 yr. 4-1 yr.

* Both tenants are in a free rent period at December 31, 2002.  Rent will begin in February 2003 for both tenants at a total average base rent per square foot of $9.95.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued)
Arizona (continued)
Phoenix Tech Center, Phoenix	$43,352 $12.72/100	1	39,280	39,280	$10.32	02/05	2-5 yr.
The Adams Brothers Building, Phoenix	$86,666 $15.34/100	1	71,345	71,345	$5.02	01/04	2-5 yr.
Diablo Business Center, Phoenix	$168,032 $15.34/100	1	101,835	30,409	$7.56	06/05	None
Cotton Center I, Phoenix	$128,146 $12.81/100	3	114,484	31,385 42,215 24,879	$10.80 $8.37 $7.56	10/05 10/10 11/10	2-5 yr. 2-3 yr. 2-5 yr.
Cotton Center II, Phoenix	$75,022 $12.81/100	1	99,734	99,734	$8.63	05/12	5-5 yr.

Southern California
Dupont Industrial Center, Ontario	$207,258 $1.06/100	1	451,192	183,244	$3.12	01/07	2-5 yr.
3002 Dow Business Center, Tustin	$199,033 $1.01/100	0	192,125	N/A	N/A	N/A	N/A
Carroll Tech I, San Diego	$23,079 $1.11/100	1	21,936	21,936	$10.23	12/05	2-3 yr.
Signal Systems Building, San Diego	$106,115 $1.02/100	1	109,780	109,780	$11.24	08/06	2-5 yr.
Carroll Tech II, San Diego	$37,644 $1.11/100	1	37,586	37,586	$12.74	03/09	None
Canyon Vista Center, San Diego	$72,747 $1.11/100	2	63,746	17,591 46,155	$8.16 $11.40	12/04 11/06	1-5 yr. None
6325 Lusk Blvd., San Diego	$64,475 $1.11/100	1	49,942	49,942	$15.17	06/04	1-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued) Southern California (continued)
Jurupa Business Center, Phase I, Ontario	$33,006 $1.06/100	4	41,726	9,568 5,460 11,421 4,628	$15.84 $15.60 $15.36 $16.20	12/07 03/07 08/07 12/05	2-3 yr. None 1-3 yr. 2-5 yr.

Northwest
Highlands Campus Building B, Bothell	$61,842 $1.22/100	4	69,821	14,970 8,206 9,412 9,201	$13.91 $12.60 $11.95 $16.00	08/04 01/05 07/08 09/05	1-5 yr. 1-5 yr. 1-5 yr. None
Highlands Campus Building C, Bothell	$50,548 $1.22/100	3	57,478	7,008 27,251 8,780	$12.36 $15.45 $13.32	07/07 12/07 10/08	1-5 yr. None 1-5 yr.

OFFICE BUILDINGS Northern California
Village Green, Lafayette	$28,999 $1.11/100	2	16,795	2,119 9,637	$32.27 $26.38	10/05 03/05	None None
Carneros Commons Phase I, Napa	$65,203 $1.03/100	3	40,290	8,900 6,706 21,331	$14.90 $13.93 $11.84	03/06 07/07 10/09	None 1-5 yr. 1-5 yr.
Canyon Park, San Ramon	$66,992 $1.01/100	2	57,667	48,265 9,402	$22.31 $23.08	02/05 01/04	2-5 yr. None
Crow Canyon Centre, San Ramon	$75,382 $1.01/100	2	39,108	19,615 16,478	$25.80 $26.16	12/06 01/05	2-5 yr. 1-5 yr.
3880 Cypress Drive, Petaluma	$54,119 $1.15/100	1	35,100	35,100	$14.16	05/07	1-5 yr.
Carneros Commons Phase II, Napa	$26,611 $1.03/100	2	36,885	23,107 8,188	$16.14 $16.80	10/08 07/09	2-5 yr. 1-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
OFFICE BUILDINGS (continued)
Arizona
Executive Center at Southbank, Phoenix	$276,493 $15.34/100	4	140,157	24,222 17,910 30,518 21,626	$13.09 $9.22 $13.09 $12.36	06/04 09/03 06/04 04/05	1-5 yr. 2-5 yr. 1-5 yr. None
Phoenix Airport Center #1, Phoenix	$62,220 $12.81/100	3	32,460	19,443 4,527 4,449	$13.27 $16.79 $12.00	11/05 09/07 04/07	2-5 yr. 1-5 yr. None
Cabrillo Executive Center, Phoenix	$168,136 $13.81/100	2	60,321	12,400 18,267	$18.75 $18.00	10/08 12/04	None None
Mountain Pointe Office Park, Phoenix	$96,462 $12.81/100	1	54,584	54,584	$19.70	10/10	1-5 yr.
1355 S. Clearview Avenue, Mesa	$92,389 $11.19/100	1	57,193	57,193	$13.80	04/05	2-5 yr.

Southern California
Laguna Hills Square, Laguna	$68,449 $1.03/100	5	51,734	8,474 7,368 6,391 9,229 5,981	$30.56 $27.45 $28.09 $23.13 $30.05	11/10 09/05 09/05 06/07 10/10	2-5 yr. 1-5 yr. 2-5 yr. 1-5 yr. None
Carroll Tech III, San Diego	$25,291 $1.11/100	1	29,307	29,307	$10.80	03/09	1-5 yr.
Scripps Wateridge, San Diego	$190,824 $1.11/100	2	123,853	49,295 74,558	$13.85 $14.60	07/06 08/05	1-5 yr. 2-3 yr.
Carroll Tech IV, San Diego	$60,674 $1.11/100	1	43,415	43,415	$13.20	03/09	None

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
OFFICE BUILDINGS (continued) Northwest
Orillia Office Park, Renton	$320,166 $1.15/100	1	334,255	334,255	$11.50	02/04	None
Adobe Systems Bldg. 1, Seattle	$277,566 $1.07/100	1	161,117	161,117	$15.53	07/10	2-5 yr.
Adobe Systems Bldg. 2, Seattle	$248,886 $1.07/100	1	136,111	93,211	$15.53	07/10	2-5 yr.
Highlands Campus Building A, Bothell	$113,687 $1.22/100	2	74,559	39,824 13,498	$15.99 $17.05	05/05 12/04	2-3 yr. 1-5 yr.
The Federal Way Building, Federal Way	$113,068 $1.25/100	2	65,000	32,871 26,420	$13.95 $15.51	04/06 10/04	2-3 yr. 1-5 yr.
Federal Way Building II, Federal Way	$203,302 $1.25/100	2	115,032	16,230 12,071	$15.00 $14.99	06/05 04/06	1-5 yr. None

Colorado
Oracle Building, Denver	$268,189 $8.19/100	2	90,712	10,043 77,090	$18.00 $26.00	10/11 09/03	4-5 yr. None
Texaco Building, Denver	$558,939 $7.29/100	1	238,958	192,701	$20.06	01/05	2-5 yr.
Waterpark @ Briarwood Bldg. 1, Englewood	$69,277 $11.97/100	2	29,405	18,295 11,110	$13.57 $13.52	08/05 02/06	1-5 yr. None
Belleview Corp. Plaza II – Office, Denver	$165,285 $8.19/100	2	81,508	15,644 47,615	$18.25 $9.50	09/06 09/07	1-5 yr. 2-3 yr.
Waterpark @ Briarwood Bldg. 2, Englewood	$173,856 $11.97/100	3	73,781	14,911 36,077 21,232	$13.14 $13.60 $14.69	03/03 10/05 10/05	None None 2-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
OFFICE BUILDINGS (continued) Colorado (continued)
Waterpark @ Briarwood Bldg. 3, Englewood	$173,856 $11.97/100	2	73,781	16,301 11,541	$14.42 $14.00	01/07 12/07	1-5 yr. 2-5 yr.
Waterpark @ Briarwood Bldg. 4, Englewood	$69,277 $11.97/100	1	29,400	29,400	$14.00	02/06	1-5 yr.
Bedford Center @ Rampart, Englewood	$633,559 $10.66/100	3	165,191	36,857 41,717 36,291	$13.66 $12.50 $13.25	03/04 12/04 10/05	2-2 yr. 2-2 yr. 2-3 yr.

Nevada
U.S. Bank Centre, Reno	$145,343 $3.58/100	3	104,324	36,363 13,064 13,611	$21.01 $21.36 $19.20	10/04 06/04 04/08	None None 2-5 yr.

TAX INFORMATION

The following table sets forth tax information of our real estate investments at December 31, 2002, as follows:  (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation (dollars in thousands):

Depreciable assets	Federal Tax Basis	Annual Rate of Depreciation	Depreciation Method	Life In Years
INDUSTRIAL BUILDINGS

Northern California	$ 4,944	20.00%	MACRS – 200%	5.00
	2,712	6.67%	MACRS – 150%	15.00
	3,783	3.17%	Straight Line	31.50
	126,504	2.56%	Straight Line	39.00
	137,943

Arizona	2,234	20.00%	MACRS – 200%	5.00
	1,210	6.67%	MACRS – 150%	15.00
	68,225	2.56%	Straight Line	39.00
	71,669

Southern California	1,022	20.00%	MACRS – 200%	5.00
	567	6.67%	MACRS – 150%	15.00
	37,691	2.56%	Straight Line	39.00
	39,280

Northwest	10,347	2.56%	Straight Line	39.00

Total depreciable assets for industrial buildings	259,239

OFFICE BUILDINGS

Northern California	1,891	20.00%	MACRS – 200%	5.00
	1,129	6.67%	MACRS – 150%	15.00
	21,980	2.56%	Straight Line	39.00
	25,000

Arizona	2,721	20.00%	MACRS – 200%	5.00
	1,564	6.67%	MACRS – 150%	15.00
	19,305	2.56%	Straight Line	39.00
	23,590

Southern California	2,565	20.00%	MACRS – 200%	5.00
	1,390	6.67%	MACRS – 150%	15.00
	18,145	2.56%	Straight Line	39.00
	22,100

Northwest	10,497	20.00%	MACRS – 200%	5.00
	5,592	6.67%	MACRS – 150%	15.00
	80,183	2.56%	Straight Line	39.00
	96,272

Depreciable assets	Federal Tax Basis	Annual Rate of Depreciation	Depreciation Method	Life In Years
OFFICE BUILDINGS (continued)

Colorado	6,702	20.00%	MACRS – 200%	5.00
	3,584	6.67%	MACRS – 150%	15.00
	72,741	2.56%	Straight Line	39.00
	83,027

Nevada	1,258	20.00%	MACRS – 200%	5.00
	674	6.67%	MACRS – 150%	15.00
	9,052	2.56%	Straight Line	39.00
	10,984

Total depreciable assets for office buildings	260,973

Grand total	$520,212

For additional information on our real estate portfolio, see Note 3 to the Financial Statements.

Item 3.  Legal Proceedings

We are not presently subject to material litigation.  Moreover, we are not aware of any threatened litigation against us, other than routine actions for negligence or other claims and proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse impact on our liquidity, results of operations, business or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock trades on the New York Stock Exchange and the Pacific Exchange under the symbol “BED.”  As of February 15, 2003, we had 847 stockholders of record.  A significant number of these stockholders are also nominees holding stock in street name for individuals.  The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share on the Common Stock for each quarterly period during 2001 and 2002.

		High	Low	Dividend Per Share

2001
	First Quarter	$21.00	$18.30	$ .45
	Second Quarter	20.96	18.00	.45
	Third Quarter	22.20	18.50	.48
	Fourth Quarter	23.24	19.60	.48

2002
	First Quarter	$26.69	$22.08	$ .48
	Second Quarter	27.50	25.26	.48
	Third Quarter	26.91	20.67	.50
	Fourth Quarter	26.50	22.00	.50

EQUITY COMPENSATION PLAN INFORMATION

The following table lists information with respect to our equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan

Amended and Restated 1993 Employee Stock Option Plan	538,250	$20.47	1,318,458
Amended and Restated 1992 Directors’ Stock Option Plan (1)	200,000	$18.32	-
2002 Directors’ Stock Option Plan	50,000	$26.58	700,000

Total	788,250	$20.31	2,018,458

(1) The Amended and Restated 1992 Directors’ Stock Option Plan expired on May 19, 2002.  The shares in this table reflect the authorized but unissued shares remaining under the plan on the date of expiration.  There are no securities remaining available for future issuance under this expired plan.

Item 6.  Selected Financial Data

Following is a table of our selected financial data for the last five years (which should be read in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto contained herein):

(in thousands of dollars, except per share data)

	2002	2001	2000	1999	1998
Operating Data: Rental income (1)	$ 99,740	$ 95,842	$ 93,528	$ 86,848	$ 70,228
Gain on sales of real estate investments (2)	3,575	5,976	38,404	7,796	-
Income from continuing operations	31,682	33,414	67,148	37,574	28,443
Net income	36,003	34,950	68,307	38,659	29,695
Per common share – assuming dilution:
Income from continuing operations before discontinued operations and extraordinary items	$ 1.91	$ 1.97	$ 3.64	$ 1.76	$ 1.25
Net income	$ 2.17	$ 2.06	$ 3.70	$ 1.81	$ 1.30
Balance Sheet Data: Real estate investments	$662,626	$605,078	$608,511	$647,950	$579,121
Bank loans payable	124,681	80,925	77,320	137,156	147,443
Mortgage loans payable	259,496	242,066	224,205	206,880	80,116
Stockholders’ equity	276,057	275,880	296,199	296,644	345,249
Other Data: Net cash provided by operating activities	$ 47,123	$ 47,082	$ 45,703	$ 45,191	$ 37,370
Net cash (used) provided by investing activities	(69,091)	(6,977)	70,127	(71,467)	(166,187)
Net cash provided (used) by financing activities	20,183	(37,753)	(114,254)	26,574	128,742
Funds From Operations(3)	50,083	45,250	43,801	44,257	40,480
Cash Dividends declared per share	$ 1.96	$ 1.86	$ 1.74	$ 1.56	$ 1.32

(1)

Rental income excludes amounts reported as discontinued operations for properties sold during the year ended December 31, 2002 as a result of the adoption of Statement of Financial Accounting Standards 144 on January 1, 2002.

(2)

Reported as a component of discontinued operations for 2002.

(3)

Management considers Funds From Operations to be one measure of the performance of an equity REIT.  Funds From Operations is used by financial analysts in evaluating REITs and can be one measure of a REIT’s ability to make cash distributions.  Presentation of this information provides the reader with an additional measure to compare the performance of REITs.  Funds From Operations generally is defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items such as gains (losses) from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Funds From Operations as set forth in the table above have been computed in accordance with this definition.  It does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  Further, Funds From Operations as disclosed by other REITs may not be comparable to our presentation.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Funds From Operations to net income, which is calculated in accordance with accounting principles generally accepted in the United States of America.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following should be read in conjunction with the information presented in “Selected Financial Data” and the financial statements and notes thereto, all of which are included herein.

When used in this Form 10-K, the words “believes,” “expects,” “intends,” “anticipates” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected or implied by the forward-looking statements.  The risks and uncertainties that could cause our actual results to differ from management’s estimates and expectations are contained in our filings with the Securities and Exchange Commission and as set forth in the section below entitled “Potential Factors Affecting Future Operating Results.”  Readers are cautioned not to place undue reliance on these forward-looking statements since they only reflect information available as of the date of this filing.  We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, income recognition, allowance for doubtful accounts, deferred assets, and qualification as a Real Estate Investment Trust (“REIT”).  These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.  Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation.  The cost of real estate includes purchase price, other acquisition costs, and costs to develop properties which include interest and real estate taxes.  Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed.  Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized.  Real estate properties are depreciated using the straight-line method over estimated useful lives.  When circumstances such as adverse market conditions indicate an impairment of a property, we will recognize a loss to the extent that the carrying value exceeds the fair value of the property.

Revenue Recognition and Allowance for Doubtful Accounts

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

Deferred Assets

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

Qualification as a REIT

If we were to fail to qualify as a REIT, we would be, among other things, required to provide for federal income taxes on our income and reduce the level of distributions made to our stockholders.

RESTATEMENT

The financial statements for 2001 and 2000 have been restated as explained in Note 2 of the accompanying financial statements.  Management’s discussion and analysis below compares the 2002 results to the restated 2001 results, and the restated 2001 results to the restated 2000 results.

RESULTS OF OPERATIONS

Our operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the years compared below were due primarily to the acquisition, development and sale of operating properties as follows:

	2002		2001		2000
	Number of	Square	Number of	Square	Number of	Square
	Properties	Feet	Properties	Feet	Properties	Feet
Acquisitions
Industrial	4	544,000	-	-	-	-
Office	-	-	-	-	1	165,000
	4	544,000	-	-	1	165,000

Development
Industrial	1	42,000	1	37,000	3	160,000
Office	-	-	4	185,000	2	103,000
	1	42,000	5	222,000	5	263,000

Sales*
Industrial	7	314,000	3	290,000	15	917,000
Office	1	50,000	1	52,000	5	314,000
	8	364,000	4	342,000	20	1,231,000

* Income from Property Operations for 2002 sales has been recorded as discontinued operations and does not affect comparisons of Income from Property Operations discussed below for all years presented.

Comparison of 2002 to 2001

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $774,000 or 1% in 2002 compared with 2001.  This increase is attributable to an increase in rental income of $3,898,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $3,124,000.

Rental Income

The net increase in rental income of $3,898,000 is primarily attributable to property acquisitions, development activities, and higher rental income on existing properties, partially offset by 2001 property sales.  Acquired properties contributed an additional $3,524,000 to rental income in 2002 as compared to 2001.  Development activities increased rental income by $1,979,000.  Higher rental income due to increases in rental rates, expense recovery income, and early termination fees contributed to an increase in rental income of an additional $503,000.  These increases were offset by a decrease in rental income for properties sold in the fourth quarter of 2001 of $2,108,000.

Rental Expenses

The net increase in rental expenses of $3,124,000 is primarily attributable to property acquisitions, development activities, and increased operating expenses, partially offset by property sales.  Acquired properties contributed an additional $1,154,000 to rental expenses in 2002 as compared to 2001.  Development activities increased rental expenses by $1,747,000.  Increases in insurance and non-reimbursable property expenses contributed to a net increase in operating expenses of an additional $952,000.  These increases were offset by a decrease in rental expenses for properties sold in the fourth quarter of 2001 of $729,000.

General and Administrative Expenses

General and administrative expenses decreased $1,890,000 or 29% in 2002 compared with 2001, primarily as a result of $2,250,000 of financing fees incurred in 2001 for the renewal of our $150 million credit facility.  This decrease is partially offset by state tax expense of approximately $276,000 for an accrual of our estimated 2002 tax liability.

Interest Expense

Interest expense, which includes amortization of loan fees, decreased $915,000 or 4% in 2002 compared with 2001.  The decrease is attributable to lower interest rates on our variable rate debt and a decrease in amortization of loan fees.  The amortization of loan fees was $1,361,000 and $1,573,000 in 2002 and 2001, respectively.

Other (Expense) Income

During 2001, we recorded $526,000 in other expense.  This sum represents $400,000 for litigation accruals and $126,000 of pre-development costs incurred for a project in Denver that was subsequently abandoned due to deterioration in market conditions.

Gain on Sales of Real Estate Investments, Net

Prior to our adoption of Statement of Financial Accounting Standards 144 on January 1, 2002, all properties sold are classified as components of continuing operations.  Subsequent to January 1, 2002, all such sales, including the related net operating income and related interest expense, are reported as components of discontinued operations.

In the fourth quarter of 2001, we sold two industrial properties in Denver, Colorado, an industrial property in Tempe, Arizona, and an office property in Tucson, Arizona for net sale prices totaling $19,282,000, which resulted in an aggregate gain of approximately $5,976,000.

Discontinued Operations

In the second quarter 2002, we sold three industrial properties in Vista, California, one industrial property in San Diego, California, and one industrial property in Scottsdale, Arizona for net sale prices totaling $19,081,000, which resulted in an aggregate gain of $1,798,000.  Current and prior net operating income relating to these properties is classified as discontinued operations for all periods presented.

In the third quarter 2002, we sold two industrial properties and one office property in Monterey, California for net sale prices totaling $12,391,000, which resulted in an aggregate gain of $1,777,000.  Current and prior net operating income relating to these properties is classified as discontinued operations for all periods presented.

Dividends

Common Stock dividends to stockholders declared for the first and second quarters of 2002 were $0.48 per share, and $0.50 for the third and fourth quarters.  Common Stock dividends to stockholders and distributions to Operating Partnership (“OP”) Unitholders declared for the first and second quarters of 2001 were $0.45 per share, and $0.48 per share or OP Unit for the third and fourth quarters.  The outstanding OP Units were redeemed on January 15, 2002.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

Comparison of 2001 to 2000

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $228,000 or less than 1% in 2001 compared with 2000.  This increase is attributable to an increase in rental income of $2,314,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $2,086,000.

Rental Income

The net increase in rental income of $2,314,000 is primarily attributable to property acquisitions, development activities, and higher rental income on existing properties, partially offset by property sales.  Acquired properties contributed an additional $2,801,000 to rental income in 2001 as compared to 2000.  Development activities increased rental income by $2,390,000.  Higher rental income due to increases in rental rates, expense recovery income, and early termination fees earned in 2001 contributed to an increase in rental income of an additional $6,515,000.  These increases were offset by a decrease in rental income for properties sold in 2001 and 2000 of $9,392,000.

Rental Expenses

The net increase in rental expenses of $2,086,000 is primarily attributable to property acquisitions, development activities, and increased operating expenses, partially offset by property sales.  Acquired properties contributed an additional $1,424,000 to rental expenses in 2001 as compared to 2000.  Development activities increased rental expenses by $1,806,000.  Increases in real estate taxes and depreciation and amortization expense contributed to a net increase in operating expenses of an additional $2,031,000.  These increases were offset by a decrease in rental expenses for properties sold in 2001 and 2000 of $3,175,000.

General and Administrative Expenses

General and administrative expenses increased $2,173,000 or 50% in 2001 compared with 2000, primarily as a result of $2,250,000 of financing fees incurred in 2001 for the renewal of our $150 million credit facility, partially offset by $120,000 of tax service fees accrued in 2000 for a cost segregation study performed by a consulting firm.

Interest Expense

Interest expense, which includes amortization of loan fees, decreased $2,084,000 or 9% in 2001 compared with 2000.  The decrease is attributable to lower interest rates on our variable rate debt and a lower weighted average outstanding debt balance in 2001 as compared to 2000.  The amortization of loan fees was $1,573,000 and $1,597,000 in 2001 and 2000, respectively.

Other (Expense) Income

During 2001, we recorded $526,000 in other expense.  This sum represents $400,000 for litigation accruals and $126,000 of pre-development costs incurred for a project in Denver that was subsequently abandoned due to deterioration in market conditions.  During 2000, we recorded $615,000 in other income.  This sum represents a forfeited earnest money deposit from a buyer who failed to perform under the terms of the Purchase and Sale Agreement for a property located in Tempe, Arizona.

Gain on Sales of Real Estate Investments, Net

In the fourth quarter of 2001, we sold two industrial properties in Denver, Colorado, an industrial property in Tempe, Arizona, and an office property in Tucson, Arizona for net sale prices totaling $19,282,000, which resulted in an aggregate gain of approximately $5,976,000.

In the first quarter 2000, we sold an industrial property in San Jose, California and two industrial properties in Beaverton, Oregon for net sale prices totaling $36,338,000, which resulted in an aggregate gain of approximately $15,234,000.

In the second quarter 2000, we sold an industrial property in San Diego, California for a net sale price of $2,165,000, which resulted in a gain of approximately $10,000.

In the third quarter 2000, we sold three office properties, ten industrial properties, and a .99 acre parcel of land for net sale prices totaling $74,773,000, which resulted in an aggregate net gain of approximately $20,365,000.  The properties were located in Mountain View, California; Bellevue, Washington; Overland Park and Lenexa, Kansas; Kansas City, Missouri; and Austin, Texas.

In the fourth quarter 2000, we sold an office property in Overland Park, Kansas, an office property in Austin, Texas, and an industrial property in Farmers Branch, Texas, which included 1.43 acres of land.  These properties were sold for net sale prices totaling $17,306,000, which resulted in an aggregate net gain of $2,795,000.

Discontinued Operations

Income from operating properties sold as presented in the income statements for 2000 and 2001 consists of income generated during those periods for properties sold in 2002.

Dividends

Common Stock dividends to stockholders and distributions to OP Unitholders declared were $0.45 per share or OP Unit for the first and second quarters of 2001, and $0.48 for the third and fourth quarters.  Common Stock dividends to stockholders and distributions to OP Unitholders declared were $0.42 per share or OP Unit for the first and second quarters of 2000, and $0.45 for the third and fourth quarters.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, share repurchases, development of properties, and dividends from:

•

cash flow from operations;

•

borrowings under our credit facility and, if available, other indebtedness which may include indebtedness assumed in acquisitions; and

•

the sale of certain real estate investments.

Cash Flows

Our cash and cash equivalents decreased to $3,727,000 at December 31, 2002, from $5,512,000 at December 31, 2001.  This decrease is due to $69,091,000 used by investing activities, offset by $47,123,000 of cash provided by operations and $20,183,000 provided by financing activities.

Net cash of $69,091,000 used by investing activities consisted of $100,563,000 of cash used for investments in real estate, offset by proceeds from the sale of eight operating properties of $31,472,000.   Investments in real estate consisted of $87,539,000 invested in acquired properties and $13,024,000 invested in developed properties and improvements to our existing operating portfolio.  Investments in real estate include the cost of land, buildings, building improvements, and tenant improvements.  We expect to incur capital expenditures for our current portfolio of approximately $10,700,000 for the year 2003.

Net cash of $47,123,000 provided by operating activities consisted primarily of $36,003,000 of net income and $18,105,000 of adjustments for non-cash items, offset by $6,985,000 used in working capital and other activities.  Net cash used in working capital and other activities resulted from expenditures incurred in acquiring other assets and payments of accounts payable and accrued expenses, offset by an increase in other liabilities.

Net cash provided by financing activities of $20,183,000 consisted of net proceeds from bank borrowings and mortgage loans of $147,449,000 and net proceeds from stock options exercised by employees and directors of $2,794,000, offset by repayments of bank borrowings and mortgage loans of $87,030,000, prepaid loan fees of $605,000 for loans expected to close in future quarters, payment of dividends and distributions of $32,386,000, the repurchase of 401,667 shares of our Common Stock for $9,837,000, and the redemption of 8,623 shares of OP Units for $202,000 in cash.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties.  For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the  economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 83% of our real estate investments served as collateral for our existing indebtedness as of December 31, 2002. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on our leverage level.  In September 2002, we obtained an additional $40 million unsecured bridge facility with a six-month term, two three-month options to extend, and an interest rate of LIBOR plus 1.55%.  As of December 31, 2002, the facilities had a total outstanding balance of $124,681,000 and an effective interest rate of 3.75%.

In October 2002, we obtained a $22,600,000 new mortgage from Nationwide Life Insurance Company.  The loan has a nine-year term and carries a fixed interest rate of 4.61% for the first three years, with resets at the end of years three and six at the prevailing market rate.  At the time of each reset, we have the option to pay off the loan without penalty.  Proceeds from the loan were used to pay down a portion of the outstanding balance of our $150 million line of credit.

Mortgage loans payable at December 31, 2002 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of December 31, 2002	Balance
Prudential Insurance	March 15, 2003	7.02%	$18,157
Union Bank	November 19, 2004	3.16%(1)	21,235
Union Bank	January 1, 2005	6.00%(2)	4,388
TIAA-CREF	June 1, 2005	7.17%	25,786
Security Life of Denver Insurance Company	August 1, 2005	2.78%(3)	22,226
Security Life of Denver Insurance Company	August 1, 2005	2.78%(3)	3,446
Nationwide Life Insurance	November 1, 2005	4.61%	22,560
Prudential Insurance	July 31, 2006	8.90%	7,933
Prudential Insurance	July 31, 2006	6.91%	19,104
TIAA-CREF	December 1, 2006	7.95%	21,199
TIAA-CREF	June 1, 2007	7.17%	35,073
TIAA-CREF	June 1, 2009	7.17%	40,966
Washington Mutual	August 1, 2011	5.92%(4)	17,423
	Total		$259,496

(1)   Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at 3.16% and will expire on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

We were in compliance with the various covenants and other requirements of our debt financing instruments during the year ended December 31, 2002.  We anticipate that the cash flow generated by our real estate investments and funds available under the credit facility will be sufficient to meet our short-term liquidity requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank Loan Payable	$40,000	$ 84,681	$ -	$ -	$124,681
Mortgage Loans Payable	23,782	104,098	81,025	50,591	259,496
Construction Contract Commitments	1,044	-	-	-	1,044
Standby Letters of Credit	5,281	-	-	-	5,281
Total	$70,107	$188,779	$81,025	$50,591	$390,502

RELATED PARTY TRANSACTIONS

Our activities relating to the acquisition of new properties, sales of real estate, development of real property, and financing arrangements were previously performed by Bedford Acquisitions, Inc. (“BAI”), a corporation wholly-owned by Mr. Peter Bedford, our Chairman of the Board and Chief Executive Officer.  We used the services of BAI for our acquisition, disposition, financing and development activities because we incurred expenses related only to those transactions that were successfully completed. These services were provided pursuant to written agreements (renewable annually since January 1, 1995), which provided that BAI was obligated to provide services to us with respect to our acquisition, disposition, financing and development activities, and that BAI was responsible for the payment of expenses incurred for these activities.  BAI was required to submit to us a cost estimate for our approval relating to each activity, setting forth the estimated timing and amount of all projected BAI costs relating to such activities.  Pursuant to the agreement, Mr. Bedford was obligated to pay BAI’s expenses described above if BAI failed to make any such payments in a timely fashion, provided that Mr. Bedford was not obligated to pay any such amounts exceeding $1 million or following a termination of BAI’s obligations based on the expiration or termination of the term of the agreement.  On August 14, 2002, we announced that effective July 1, 2002, we terminated the agreement with BAI and hired its former employees.

This arrangement provided that BAI earned a success fee in an amount equal to 1½% of the purchase price of property acquisitions, 1½% of the sale price of dispositions, up to 1½% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred.  The total amount of such fees payable to BAI by us was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses not to exceed actual costs incurred by BAI through the time of such acquisition, disposition, financing or development activity.

For the twelve months ended December 31, 2002, 2001, and 2000, we paid BAI an aggregate amount of approximately $2,375,000, $2,816,000, and $2,431,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this contractual arrangement.  As of December 31, 2001, we had an accrued liability of $1,945,000 for fees earned by BAI in excess of the amounts paid to BAI by us under the agreement.  As of December 31, 2002, we had a receivable of $590,000 for fees paid to BAI in excess of approved expenses as of the date the agreement was terminated, which was subsequently paid in January 2003 by BAI.  We believe that the fees charged under the foregoing arrangements were comparable to those charged by other real estate service entities or other third party service providers under similar arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2002, 2001, and 2000, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

As of December 31, 2002, approximately 54% of our total annualized base rent was generated by our properties located in the State of California.  As a result of this geographic concentration, the performance of the commercial real estate markets and the local economies in various areas within California could affect the value of these properties and the rental income from these properties and, in turn, our results of operations.  In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for office and light industrial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 14% of our net operating income was generated by our office properties and flex industrial properties located in the greater San Francisco Bay Area.  As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy in general and the market for office space in the San Francisco Bay Area, in particular.  The market for such space in the San Francisco Bay Area is in the midst of one of the most severe downturns of the past several decades.  This downturn has been precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses, which during the past several years had been chiefly responsible for generating demand for and increased prices of local office properties.  In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived therefrom, and our ability to make distributions to our stockholders.

Real estate investments are inherently risky, and many of the risks involved are beyond our ability to control.

Real property investments are subject to numerous risks.  The yields available from an equity investment in real estate depend on the amount of income generated and costs incurred by the related properties.  If properties in which we invest do not generate sufficient income to meet costs, including debt service, tenant improvements, third-party leasing commissions and capital expenditures, our results of operations and ability to make distributions to our stockholders could suffer.  Revenues and values of our properties may also be harmed by a number of other factors, some of which are beyond our control, including:

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

Historically, we have had tenants leasing space in our properties who occasionally have been delinquent in their payments.  Although we have devoted significant resources to try to minimize these delinquencies, as recently as December 2002 approximately 2½% of our current month rental payments were collected more than 10 days past their due date.  As substantially all of our income is derived from rental income from real property, our results of operations and ability to make distributions to stockholders would suffer if a number of our tenants or one or more of our significant tenants were unable to meet their obligations to us on a timely basis.  In addition, if the rental rates upon reletting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer.

We could experience a reduction in rental income if we are unable to renew or relet space on expiring leases on current lease terms, or at all.

As of December 31, 2002, leases representing 10%, 24%, 25% and 12% of our total annualized base rent were scheduled to expire during 2003, 2004, 2005, and 2006, respectively.  We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be relet, or the terms of renewal or reletting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms.  We could face difficulty in reletting our space on commercially acceptable terms when it becomes available.  In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.  Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by construction of tenant improvements required by renewing or new tenants.  If we are unable to promptly renew leases or relet space or to fund expenses relating to tenant turnover, or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generated approximately 44% of our base rent in the twelve months of 2002, and the loss of one or more of these tenants could adversely affect our results of operations.

As of December 31, 2002, our 25 largest tenants accounted for approximately 44% of our total annualized base rent.  If we were to lose any one or more of these tenants, or if any one or more of these tenants were to declare bankruptcy or to fail to make rental payments when due, our results of operations could be harmed and our ability to make distributions to our stockholders could be compromised.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of such tenant’s lease and cause a reduction in our cash flow.  During the twelve months ended

December 31, 2002, five of our tenants, representing less than 1% of our base rent, filed for bankruptcy.  In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  The default, bankruptcy or insolvency of a major tenant may have an adverse effect on us and our ability to pay dividends to our stockholders.  Any failure of our tenants to affirm their leases following bankruptcy could reduce our funds from operations.

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

We may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties.  Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.  In the future, we expect the majority of our properties and portfolios of properties to be acquired on an “as is” basis, with limited recourse against the sellers.  In addition, our investments may fail to perform in accordance with our expectations.  Further, estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.  To the extent that we acquire properties with substantial vacancies, as we have in the past, we may be unable to lease vacant space in a timely manner or at all, and the costs of obtaining tenants, including tenant improvements, lease concessions and brokerage commissions, could prove more costly than anticipated.  Real estate development is subject to other risks, including the following:

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage.  This coverage protects us against liability claims as well as the cost of legal defense.  We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income.  Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of 5% of total insurable value per building and respective rent loss with respect to earthquake coverage.  Additional excess earthquake coverage with an aggregate limit of $20 million is provided for property located in California, as well as additional excess earthquake insurance with an aggregate limit of $10 million for property located in Washington.  Some losses such as those due to acts of war, nuclear accidents, pollution, mold, or terrorism may be either uninsurable or not economically insurable.  However, we do presently carry insurance for such terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (the “Act”) under our all risk property policies, liability policies, primary and umbrella/excess. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

We have elected to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code (“the Code”).  We believe that we have satisfied the REIT qualification requirements since 1985.  However, the IRS could challenge our REIT qualification for taxable years still subject to audit and we may fail to qualify as a REIT in the future.

Qualification as a REIT involves the application of highly technical and complex tax code provisions, and the determination of various factual matters and circumstances not entirely within our control may have an impact on our ability to maintain our qualification as a REIT.  For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.  In addition, we cannot assure you that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.  We are not aware of any proposal to amend the tax laws that would significantly and adversely affect our ability to continue to operate as a REIT.

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

To maintain REIT status, we are required each year to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains.  In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for the calendar year plus any amount of such income not distributed in prior years.  Although we anticipate that cash flow from operations will be sufficient to pay our operating expenses and meet the distribution requirements, we cannot assure you that this will occur and we may need to incur borrowings or otherwise obtain funds to satisfy the distribution requirements associated with maintaining the REIT qualification.  In addition, differences in timing between the receipt of income and payment of expenses in arriving at our taxable income could require us to incur borrowings or otherwise obtain funds to meet the distribution requirements necessary to maintain qualification as a REIT.  We cannot assure you that we will be able to borrow funds or otherwise obtain funds if and when necessary to satisfy these requirements.

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

We could incur costs from environmental liabilities even though we did not cause, contribute to, or know about them.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under or in a property.  These laws often impose liability regardless of whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  In addition, environmental laws often impose liability on a previous owner of property for hazardous or toxic substances present during the prior ownership period.  A transfer of the property may not relieve an owner of all liability.  Accordingly, we could be liable for properties and joint venture interests previously sold or otherwise divested.  The costs of removal or remediation could be substantial.  Additionally, the presence of the substances, or the failure to properly remove them, may harm our ability to borrow using the real estate as collateral.

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

We believe that we are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances.  To date, compliance with federal, state and local environmental protection regulations has not had a material effect on us.  However, we cannot assure you that costs of investigating and remediating environmental matters for properties currently or previously owned by us, or properties which we may acquire in the future, or other expenditures or liabilities (including claims by private parties) resulting from hazardous substances present in, on, under or above the properties or resulting from circumstances or other actions or claims relating to environmental matters, will not harm us and our ability to pay dividends to our stockholders.

We could incur unanticipated costs to comply with the Americans With Disabilities Act, and any non-compliance could result in fines.

Under the Americans with Disabilities Act (the “ADA”), all public accommodations and commercial facilities are required to meet federal requirements related to access and use by disabled persons.  Compliance with the ADA requires removal of access barriers, and any non-compliance may result in the imposition of fines by the U.S. government or an award of damages to private litigants.  Although we believe that our properties are substantially in compliance with these requirements, we may in the future incur costs to comply with the ADA with respect to both existing properties and properties acquired in the future, which could have an adverse effect on our ability to make distributions to stockholders.

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

Our $150 million credit agreement and some of our mortgage loans are collateralized by approximately 83% of our total real estate assets, and in the event of default under these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of December 31, 2002, our $150 million credit facility had an outstanding balance of $84.7 million and we had other floating rate loans and a $40 million bridge facility totaling $108.7 million.  Borrowings under our credit facility bear interest at a floating rate and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate.  In that regard, our results of operations for the last year have benefited from low levels of interest rates that are currently at or near historic lows.  Should this trend in interest rates reverse itself, our operating results would be harmed.  As of December 31, 2002, our $150 million credit facility was secured by mortgages on 24 properties that accounted for approximately 27% of our annualized base rent, along with the rental proceeds from such properties.  As of December 31, 2002, these 24 properties comprised approximately 27% of our total real estate assets.  While the $40 million bridge facility is unsecured, we have assigned all sale or refinancing proceeds on four properties that account for approximately 9% of our annualized base rent and 9% of our total real estate assets.  In addition, our fixed rate mortgage loans were in the aggregate principal amount of approximately $190.8 million as of December 31, 2002.  All of our mortgage loans were collateralized by 53 properties that accounted for approximately 65% of our annualized base rent and approximately 56% of our total real estate assets.  If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness.  In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness.  Any default or acceleration could adversely affect us and jeopardize our qualification as a REIT and threaten our continued viability.

Our credit facility limits our ability to repurchase and retire shares of our Common Stock, and the discontinuation of our share buy back program could result in a decrease of our stock price.

Since November 1998, we have repurchased a total of 7,534,522 shares of our Common Stock for a total of approximately $138 million, at an average price of $18.25 per share.  This represents approximately 33% of the shares outstanding since November 1998 when we began implementing our share buy back program.  However, our credit facility limits our ability to continue to repurchase such shares by imposing a minimum net worth requirement of $255 million.  As of December 31, 2002, our net worth was approximately $276 million.  If we are forced to discontinue our share buy back program as a result of these limitations, one of the primary drivers behind our historical increases in our stock price will be removed.

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

We have significant debt service obligations.  As of December 31, 2002, we had total liabilities of approximately $418.3 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $276.1 million.  Payments to service this debt totaled approximately $26.8 million during the twelve months of 2002.  Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on or other amounts due in respect of our indebtedness.  In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in our indebtedness documents.

An increase in market interest rates could also have an adverse effect on the price of our Common Stock.

One of the factors that may influence the market price of the shares of Common Stock in public markets will be the annual dividend yield on the price paid for shares of Common Stock as compared to yields on other financial instruments.  An increase in market interest rates may lead prospective purchasers of the Common Stock to seek a higher annual yield from their investments, which may adversely affect the market price of the Common Stock.  As of December 31, 2002, interest rates in the U.S. were at or near their historic lows.

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

Under the MGCL, “business combinations,” including issuances of equity securities, between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding voting stock of the corporation (an “Interested Stockholder”) or an affiliate of the Interested Stockholder are prohibited for five years after the most recent date on which the Interested Stockholder becomes an Interested Stockholder.  A person is not an Interested Stockholder under the “business combination” provisions of the MGCL if our Board of Directors approves in advance the transaction by which the Interested Stockholder otherwise would have become an Interested Stockholder.  Thereafter, all business combinations must be approved by two supermajority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its common shares.  However, as permitted by the MGCL, our Board of Directors has elected to exempt any business combination with any person from these provisions of the MGCL.  Consequently, unless this exemption is amended or repealed by our Board of Directors, the five-year prohibition and the supermajority vote requirements imposed by the MGCL will not apply to any business combination between any Interested Stockholder and us.  As a result, we may enter into business combinations with Mr. Bedford or other Interested Stockholders, without requiring a supermajority vote or compliance with the other statutory provisions.  The exemption from these provisions may be amended or repealed by our Board of Directors at any time.  Such action by our Board of Directors would impose the “business combination” restrictions of the MGCL on Interested Stockholders, which could delay, defer or prevent a transaction or change in control involving a premium price for our stock or otherwise be in the best interests of the stockholders or that could otherwise adversely affect the interests of the stockholders.

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

FINANCIAL PERFORMANCE

We believe Funds From Operations, or FFO, to be an appropriate measure of the performance of an equity REIT.  FFO during the three and twelve months ended December 31, 2002 was $12,514,000 and $50,083,000, respectively.  During the same period in 2001, FFO was $11,616,000 and $45,250,000, respectively.  FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT’s ability to make cash distributions.  Presentation of this information provides the reader with an additional measure to compare the performance of REITs.  FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We computed FFO in accordance with this definition.  FFO does not represent cash generated by operating activities in accordance with accounting principles generally accepted in the United States of America; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.   Further, FFO as disclosed by other REITs may not be comparable to our presentation.

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2002	2001	2002	2001
Funds From Operations (in thousands, except share amounts):
Net income	$7,535	$13,069	$36,003	$34,950
Adjustments: Depreciation and amortization: Continuing operations	4,979	4,357	17,209	15,688
Discontinued operations	-	132	446	446
Minority interest	-	34	-	142
Gain on sale of operating properties	-	(5,976)	(3,575)	(5,976)
Funds From Operations	$12,514	$11,616	$50,083	$45,250
Weighted average number of shares – diluted	16,509,319	16,531,537	16,604,069	17,045,493

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Variable rate LIBOR debt	$42,010	$106,868	$28,778	$ 629	$ 667	$14,447	$193,399	$193,399
Weighted average interest rate	3.76%	3.64%	3.31%	5.92%	5.92%	5.92%	3.80%	3.80%
Fixed rate debt	$21,772	$ 3,876	$49,257	$46,729	$33,000	$36,144	$190,778	$198,848
Weighted average interest rate	7.01%	6.99%	6.06%	7.67%	7.17%	7.17%	6.99%	5.75%

As the table incorporates only those exposures that existed as of December 31, 2002, it does not consider those exposures or positions which could arise after that date.  Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K.  See Part IV Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is incorporated by reference from the Registrant’s Proxy Statement which will be mailed to stockholders in connection with the Registrant’s annual meeting of stockholders scheduled to be held on May 15, 2003.

Item 11.  Executive Compensation

The information required by Item 11 of Part III is incorporated by reference from the Registrant’s Proxy Statement which will be mailed to stockholders in connection with the Registrant’s annual meeting of stockholders scheduled to be held on May 15, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Part III is incorporated by reference from the Registrant’s Proxy Statement which will be mailed to stockholders in connection with the Registrant’s annual meeting of stockholders scheduled to be held on May 15, 2003.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 of Part III is incorporated by reference from the Registrant’s Proxy Statement which will be mailed to stockholders in connection with the Registrant’s annual meeting of stockholders scheduled to be held on May 15, 2003.

Item 14.  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this annual report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. 1.	Financial Statements
Page

	Independent Auditors’ Report	F1

	Balance Sheets as of December 31, 2002 and 2001	F2

	Statements of Income for the years ended December 31, 2002, 2001 and 2000	F3

	Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F4

	Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F5

	Notes to Financial Statements	F6

2.	Financial Statement Schedule

	Schedule III – Real Estate and Accumulated Depreciation	F27

All other schedules have been omitted as they are not applicable, not required or because the information is given in the Financial Statements or related Notes to Financial Statements.

3.

Exhibits

Exhibit No.

List of Exhibits

3.1(a)

Articles of Incorporation of Bedford Property Investors, Inc. are incorporated herein by reference to Exhibit 4.2 of our Registration Statement on Form S-2 (File No. 333-00921) filed on February 14, 1996.

3.1(b)

Articles of Amendment of Charter of Bedford Property Investors, Inc. are incorporated herein by reference to Exhibit 4.2 of our Amendment No. 1 to our Registration Statement on Form S-2/A (File No. 333-00921) filed on March 29, 1996.

3.1(c)

Articles of Amendment of Charter of Bedford Property Investors, Inc. are incorporated herein by reference to Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1997.

3.2

Amended and Restated Bylaws of Bedford Property Investors, Inc. are incorporated herein by reference to Exhibit 3.2 to our Form 10-K for the year ended December 31, 2000.

10.6(a)

BPIA Agreement dated as of January 1, 1995, by and between Westminster Holdings, Inc., a California corporation doing business as BPI Acquisitions and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 10.6 (a) to our Form 10-K for the year ended December 31, 2000.

10.6(b)

Amendment to BPIA Agreement dated as of January 1, 1997 is incorporated herein by reference to Exhibit 10.6(b) to our Form 10-K for the year ended December 31, 2000.

10.6(c)

Second Amendment to BPIA Agreement dated as of January 1, 1999 is incorporated herein by reference to Exhibit 10.6(c) to our Form 10-K for the year ended December 31, 2000.

10.6(d)

Third Amendment to BPIA Agreement dated as of December 10, 2000 is incorporated herein by reference to Exhibit 10.6(d) to our Form 10-K for the year ended December 31, 2000.

10.6(e)

Fourth Amendment to BPIA Agreement dated as of December 10, 2000 is incorporated herein by reference to Exhibit 10.6(e) to our Form 10-K for the year ended December 31, 2000.

10.6(f)

Fifth Amendment to BPIA Agreement dated as of November 10, 2001 is incorporated herein by reference to Exhibit 10.6(f) to our Form 10-K for the year ended December 31, 2001.

10.13

Promissory Note dated March 20, 1996 executed by Bedford Property Investors, Inc. and payable to the order of Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.13 to our Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-00921) filed on March 29, 1996.

10.15

Our Dividend Reinvestment and Stock Purchase Plan is incorporated herein by reference to our post-effective Amendment No. 1 to our Registration Statement on Form S-3 (File No. 333-33795) filed on November 20, 1997.

10.16

Our Amended and Restated Employee Stock Plan is incorporated herein by reference to Exhibit 10.16 to our Form 10-K for the year ended December 31, 1997.

10.18

Our Amended and Restated 1992 Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 10.18 to our Form 10-K for the year ended December 31, 1997.

10.22

Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.22 to our Form 10-Q for the quarter ended June 30, 1999.

10.23

Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.23 to our Form 10-Q for the quarter ended June 30, 1999.

10.24

Promissory Note made as of May 28, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 1999.

10.28

Promissory Note made as of November 22, 1999, by and between Bedford Property Investors, Incorporated and Teachers Insurance and Annuity Association of America is incorporated herein by reference to Exhibit 10.28 to our Form 10-K for the year ended December 31, 1999.

10.29

Loan Agreement dated as of July 27, 2000, between Bedford Property Investors, Inc. as Borrower and Security Life of Denver Insurance Company as Lender is incorporated herein by reference to Exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2000.

10.30

Loan Agreement dated as of July 27, 2000, between Bedford Property Investors, Inc. as Borrower and Security Life of Denver Insurance Company as Lender is incorporated herein by reference to Exhibit 10.30 to our Form 10-Q for the quarter ended June 30, 2000.

10.31

Amended and Restated Promissory Note dated May 24, 1996 executed by Bedford Property Investors, Inc. and payable to the order of Prudential Insurance Company of America is incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended June 30, 1996.

10.32

Loan Agreement dated as of January 30, 1998 between Bedford Property Investors, Inc. as Borrower and Prudential Insurance Company of America as Lender is incorporated herein by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 1997.

10.34

Form of Retention Agreement is incorporated herein by reference to Exhibit 10.34 to our Form 10-K for the year ended December 31, 2000.

10.35

Fifth Amended and Restated Credit Agreement among Bedford Property Investors, Inc., The Banks Party Hereto, Bank of America, NA, as Administrative Agent for The Banks, Union Bank of California, NA, as Co-Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, dated May 18, 2001 is incorporated herein by reference to Exhibit 10.35 to our Form 10-Q for the quarter ended June 30, 2001.

10.36

Promissory Note, dated as of July 23, 2001, between Bedford Property Investors, Inc. as Borrower and Washington Mutual Bank as Lender is incorporated herein by reference to Exhibit 10.36 to our Form 10-Q for the quarter ended June 30, 2001.

10.37

Interest Rate Protection Agreement, dated as of June 18, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California, is incorporated herein by reference to Exhibit 10.37 to our Form 10-Q for the quarter ended June 30, 2001.

10.38

Interest Rate Protection Agreement, dated as of June 18, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California, is incorporated herein by reference to Exhibit 10.38 to our Form 10-Q for the quarter ended June 30, 2001.

10.39

Master Agreement, dated as of May 15, 2001, between Bedford Property Investors, Inc. and United California Bank, formerly Sanwa Bank California, is incorporated herein by reference to Exhibit 10.39 to our Form 10-Q for the quarter ended June 30, 2001.

10.40

Amended and Restated Promissory Note, dated as of November 19, 2001, between Bedford Property Investors, Inc. as borrower and Union Bank of California, N.A. as lender is incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended December 31, 2001.

10.41

Purchase Agreement and Escrow Instructions, Financial Agreement, and Holdback Escrow Agreement dated as of July 17, 2002, by and between Bedford Property Investors, Inc., as Buyer, and Dared 80, LLC, as Seller for Cotton Center I and II, is incorporated herein by reference to Exhibit 10.41 to our Form 8-K filed on September 24, 2002.

10.42

Real Estate Sale Agreement dated as of July 17, 2002, by and between Bedford Property Investors, Inc., as Buyer, and EOP-Industrial Portfolio, LLC, as Seller for South San Francisco Business Center, is incorporated herein by reference to Exhibit 10.42 to our Form 8-K filed on September 24, 2002.

10.43

First Amendment to Real Estate Sale Agreement dated as of August 6, 2002, by and between Bedford Property Investors, Inc., as Buyer, and EOP-Industrial Portfolio, LLC, as Seller for South San Francisco Business Center, is incorporated herein by reference to Exhibit 10.43 to our Form 8-K filed on September 24, 2002.

10.44

Second Amendment to Real Estate Sale Agreement dated as of August 14, 2002, by and between Bedford Property Investors, Inc., as Buyer, and EOP-Industrial Portfolio, LLC, as Seller for South San Francisco Business Center, is incorporated herein by reference to Exhibit 10.44 to our Form 8-K filed on September 24, 2002.

10.45

Purchase Agreement and Escrow Instructions dated as of July 26, 2002, by and between Bedford Property Investors, Inc., as Buyer, and Teachers Insurance and Annuity Association of America, as Seller for Philips Business Center, is incorporated herein by reference to Exhibit 10.45 to our Form 8-K filed on September 24, 2002.

10.46

Credit Agreement dated September 6, 2002 among Bedford Property Investors, Inc., Bank of America, N.A., and the several additional financial institutions from time to time party to this Agreement, Bank of America, N.A., as Administrative Agent for the Banks, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, is incorporated herein by reference to Exhibit 10.46 to our Form 10-Q for the quarter ended September 30, 2002.

10.47

Note dated as of October 7, 2002 between Bedford Property Investors, Inc. as Borrower and Nationwide Life Insurance Company as Lender is incorporated herein by reference to Exhibit 10.47 to our Form 10-Q for the quarter ended September 30, 2002.

12*

Statement regarding Computation of Ratio of Earnings to Fixed Charges

23.1*

Consent of KPMG LLP

24*

Power of Attorney (see signature page)

99.8*

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

99.9*

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

4.

Reports on Form 8-K

On September 24, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission with regard to our acquisitions of assets without the required financial information.  On November 12, 2002, we filed an amendment to such report to include the requisite financial information.  Other than this amendment, we did not file any current report on Form 8-K during the fourth quarter of fiscal year 2002.

Independent Auditors’ Report

To the Stockholders and the Board of Directors of

Bedford Property Investors, Inc.:

We have audited the accompanying balance sheets of Bedford Property Investors, Inc. as of December 31, 2002 and 2001, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  In connection with our audits of the financial statements, we also audited the financial statement schedule, Real Estate and Accumulated Depreciation.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, California

February 10, 2003

F1

BEDFORD PROPERTY INVESTORS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2001

(in thousands, except share and per share amounts)

	2002	2001

Assets:

Real estate investments:
Industrial buildings	$372,105	$303,169
Office buildings	336,472	326,459
Operating properties held for sale	-	11,036
Properties under development	2,864	-
Land held for development	13,747	13,398
	725,188	654,062
Less accumulated depreciation	62,562	48,984
Total real estate investments	662,626	605,078

Cash and cash equivalents	3,727	5,512
Other assets	27,978	20,215

	$694,331	$630,805

Liabilities and Stockholders’ Equity:

Bank loans payable	$124,681	$ 80,925
Mortgage loans payable	259,496	242,066
Accounts payable and accrued expenses	10,173	11,653
Dividends and distributions payable	8,222	7,962
Other liabilities	15,702	11,184

Total liabilities	418,274	353,790

Minority interest in consolidated partnership	-	1,135

Stockholders’ equity: Common stock, par value $0.02 per share; authorized 50,000,000 shares; issued and outstanding 16,443,664
shares in 2002 and 16,515,200 shares in 2001	329	330
Additional paid-in capital	289,242	292,731
Accumulated dividends in excess of net income	(13,514)	(16,871)
Accumulated other comprehensive loss	-	(310)

Total stockholders’ equity	276,057	275,880

	$694,331	$630,805

See accompanying notes to financial statements.

F2

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands, except share and per share amounts)

	2002	2001	2000

Property operations:
Rental income	$ 99,740	$ 95,842	$ 93,528
Rental expenses:
Operating expenses	17,012	15,457	16,206
Real estate taxes	8,865	8,817	8,549
Depreciation and amortization	17,209	15,688	13,121

Income from property operations	56,654	55,880	55,652

General and administrative expenses	(4,616)	(6,506)	(4,333)
Interest income	199	202	500
Interest expense	(20,555)	(21,470)	(23,554)
Other (expense) income	-	(526)	615

Income from continuing operations before gain on sales of real estate investments, minority interest, and discontinued operations	31,682	27,580	28,880

Gain on sales of real estate investments, net	-	5,976	38,404
Minority interest	-	(142)	(136)

Income from continuing operations	31,682	33,414	67,148

Discontinued operations:
Income from operating properties sold, net	746	1,536	1,159
Gain on sale of operating properties	3,575	-	-

Income from discontinued operations	4,321	1,536	1,159

Net income	$ 36,003	$ 34,950	$ 68,307

Earnings per share – basic:
Income from continuing operations	$ 1.95	$ 2.00	$ 3.69
Income from discontinued operations	0.27	0.09	0.06

Net income per share – basic	$ 2.22	$ 2.09	$ 3.75

Weighted average number of shares – basic	16,240,722	16,747,498	18,236,512

Earnings per share – diluted:
Income from continuing operations	$ 1.91	$ 1.97	$ 3.64
Income from discontinued operations	0.26	0.09	0.06

Net income per share – diluted	$ 2.17	$ 2.06	$ 3.70

Weighted average number of shares – diluted	16,604,069	17,045,493	18,501,905

See accompanying notes to financial statements.

F3

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Accumulated dividends in excess of net income	Accumulated other comprehensive loss	Total stock- holders’ equity

Balance, December 31, 1999	$ 392	$353,220	$(56,968)	$ -	$296,644
Issuance of common stock	8	3,221	-	-	3,229
Repurchase and retirement of common stock	(46)	(41,892)	-	-	(41,938)
Amortization of deferred compensation	-	1,535	-		1,535
Net income	-	-	68,307	-	68,307
Dividends to common stockholders ($1.74 per share)	-	-	(31,578)	-	(31,578)

Balance, December 31, 2000	354	316,084	(20,239)	-	296,199

Issuance of common stock	4	2,254	-	-	2,258
Repurchase and retirement of common stock	(28)	(27,318)	-	-	(27,346)
Amortization of deferred compensation	-	1,711	-	-	1,711
Dividends to common stockholders ($1.86 per share)	-	-	(31,582)	-	(31,582)
Subtotal	330	292,731	(51,821)	-	241,240
Net income	-	-	34,950	-	34,950
Other comprehensive loss	-	-	-	(310)	(310)
Comprehensive income (loss)	-	-	34,950	(310)	34,640

Balance, December 31, 2001	330	292,731	(16,871)	(310)	275,880

Issuance of common stock	7	4,270	-	-	4,277
Repurchase and retirement of common stock	(8)	(9,829)	-	-	(9,837)
Amortization of deferred compensation	-	2,070	-	-	2,070
Dividends to common stockholders ($1.96 per share)	-	-	(32,646)	-	(32,646)
Subtotal	329	289,242	(49,517)	(310)	239,744
Net income	-	-	36,003	-	36,003
Other comprehensive income	-	-	-	310	310
Comprehensive income	-	-	36,003	310	36,313

Balance, December 31, 2002	$329	$289,242	$(13,514)	$ -	$276,057

See accompanying notes to financial statements.

F4

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(in thousands)

	2002	2001	2000

Operating Activities:
Net income	$ 36,003	$34,950	$68,307
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	-	142	136
Depreciation and amortization, including amortization of deferred loan costs	19,288	18,054	15,658
Gain on sale of real estate investments, net	(3,575)	(5,976)	(38,404)
Amortization of deferred stock compensation	2,070	1,711	1,535
Uncollectible accounts expense	322	505	42
Change in other assets	(10,757)	(3,393)	(6,857)
Change in accounts payable and accrued expenses	(1,056)	(1,558)	4,931
Change in other liabilities	4,828	2,647	355

Net cash provided by operating activities	47,123	47,082	45,703

Investing Activities:
Investments in real estate	(100,563)	(26,259)	(60,454)
Proceeds from sales of real estate investments, net	31,472	19,282	130,581

Net cash (used) provided by investing activities	(69,091)	(6,977)	70,127

Financing Activities:
Proceeds from bank loan payable, net of loan costs	125,083	55,467	79,624
Repayments of bank loan payable	(81,860)	(53,659)	(139,778)
Proceeds from mortgage loans payable, net of loan costs	22,366	25,280	30,153
Prepaid loan fees	(605)	-	-
Repayments of mortgage loans payable	(5,170)	(7,893)	(13,566)
Issuance of common stock	2,794	2,296	3,229
Repurchase and retirement of common stock	(9,837)	(27,346)	(41,938)
Redemption of Operating Partnership Units	(202)	(131)	-
Payment of dividends and distributions	(32,386)	(31,767)	(31,978)

Net cash provided (used) by financing activities	20,183	(37,753)	(114,254)

Net (decrease) increase in cash and cash equivalents	(1,785)	2,352	1,576
Cash and cash equivalents at beginning of year	5,512	3,160	1,584

Cash and cash equivalents at end of year	$ 3,727	$ 5,512	$ 3,160

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$ 19,567	$ 21,149	$ 23,372

Cash paid during the year for income taxes	$ 162	$ -	$ -

Non-cash investing and financing transactions:

Redemption of Operating Partnership Units paid in common stock	$ (1,483)	$ -	$ -
Investment in real estate assets	$ 550	$ -	$ -
Minority interest in consolidated partnership	$ 933	$ -	$ -

See accompanying notes to financial statements.

F5

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (“REIT”) formed in 1993 as a Maryland corporation.  We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties concentrated in the western United States.  Our common stock trades under the symbol “BED” on both the New York Stock Exchange and Pacific Exchange.

Critical Accounting Policies and Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, revenue recognition, allowance for doubtful accounts, deferred assets, and qualification as a REIT.  These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.  Actual results could vary from those estimates, and those estimates could be different under different assumptions or conditions.

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation.  The cost of real estate investments includes purchase price, other acquisition costs, and costs to develop properties which include interest and real estate taxes.  Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed.  Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized.  Real estate investment costs are depreciated using the straight-line method over estimated useful lives as follows: building improvements - 45 years; tenant improvements - term of related lease.  The depreciable cost for buildings in development is based on the percentage of leased space until the building becomes fully leased or one year after shell completion, whichever occurs first.  When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we initiate a review of the recoverability of the property’s carrying value.  The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition.  These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors.  If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value of the property.  As of December 31, 2002 and 2001, none of our real estate assets were considered to be impaired.  The carrying values of real estate investments are classified as properties held for sale when we have decided to sell the properties and the properties are actively marketed for sale.  Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale.  If active marketing ceases, the properties are reclassified as operating and depreciation is resumed effective with the date the property was originally presented as held for sale.

In accordance with Statement of Financial Accounting Standards 141, the acquisition of real estate investments resulted in the allocation of a portion of the purchase price to identifiable intangible assets or liabilities.  The in-place operating leases had two forms of intangible assets and liabilities with identifiable fair values:  (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; and (ii) market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks.  Origination value is recorded as an other asset and is amortized over the remaining lease terms.

F6

Market value is classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

Real Estate Investments Held for Sale

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. We adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002.  SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use.  In accordance with SFAS 144, we classify real estate assets as held for sale in the period in which all of the following criteria are met:

•

management, having the authority to approve the action, commits to a plan to sell the asset;

•

the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•

an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•

the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•

the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•

actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Our adoption of SFAS 144 resulted in:  (i) the presentation of the net operating results of properties sold during the twelve months ended December 31, 2002, less allocated interest expense, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on sale of operating properties sold, net of sale costs, as income from discontinued operations for the twelve months ended December 31, 2002.  We allocated interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of the respective year-end, and pro-rated the allocated interest for the number of days prior to sale.  Implementation of SFAS 144 impacted income statement classification only and had no effect on total results of operations.  Properties sold prior to January 1, 2002 are required to be presented as a component of continuing operations.

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements.  Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivable.  The excess of straight-line rental income over contractual rental income increased revenue by $968,000, $1,055,000, and $2,597,000 for 2002, 2001, and 2000, respectively.  Straight-line rent receivable is included in other assets in the accompanying balance sheets and is charged against income upon early termination of a lease or as a reduction of gain on sale upon the sale of the property.  Rental payments received before they are recognized as income are recorded as a prepaid income liability.  Leases for both industrial and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses, real estate taxes and other recoverable costs.  These reimbursable expenses are recorded as revenue when incurred.  We make estimates of the uncollectibility of our accounts receivable related to minimum rent, straight-line rent receivable, expense reimbursements and other revenue or income.  We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits, letters of credit and lease guarantees provided by the tenant, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable.

F7

Gain on Sales of Real Estate Investments

In accordance with SFAS 66, gains on sales of real estate investments are recognized using the full accrual method provided that we meet various criteria relating to the terms of the transactions and any subsequent involvement by us with the properties sold.  Gains or revenues relating to transactions which do not meet the established criteria would be deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

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

Federal Income Taxes

We have elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  A real estate investment trust is generally not subject to federal income tax on that portion of real estate investment trust taxable income (“Taxable Income”) that is distributed to stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met.  We believe we are in compliance with the Code.

As of December 31, 2002, for federal income tax purposes, we had an ordinary loss carryforward of approximately $19 million.  As we do not expect to incur income tax liabilities, there may be little or no value realized from such carryforwards.

For federal income tax purposes, dividend distributions made were classified as follows:

Year	Ordinary Income	Capital Gain	Unrecaptured Section 1250 Gain

2000	2%	79%	19%
2001	80%	17%	3%
2002	82%	10%	8%

The determination of the tax treatment for dividend distributions is based on our earnings and profits.  Income reported for financial reporting purposes will differ from earnings and profits for federal income tax purposes primarily due to differences in the estimated lives used to calculate depreciation.

Derivative Instruments and Hedging Activities

We recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value in accordance with Statement of Financial Accounting Standards 133.  Additionally, the fair value adjustments will affect either other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

We require that our derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract and changes in the fair value of the instrument are included in other comprehensive income until the instrument matures.  When the terms of an underlying transaction are modified or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in net income each period until the instrument matures.  Any derivative

F8

instrument used for risk management that does not meet the hedging criteria is marked-to-market with changes in value included in net income for each period.  As of December 31, 2002, we were not engaged in any derivative instrument contracts.

Stock-Based Compensation

We account for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) 25 and all related interpretations.  Under APB 25’s intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date (grant date).  For options, there is no intrinsic value on the measurement date as the exercise price is equal to the market price, and therefore, no compensation expense is recognized.  We make pro forma disclosures of the effect on net income and earnings per share as if the fair value based accounting method had been used in the computation of compensation expense in accordance with SFAS 123, “Accounting for Stock-Based Compensation.”  The fair value of the options computed under SFAS 123 would be recognized over the vesting period of the options.

Had compensation costs for the stock options granted to employees been determined consistent with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	2002	2001	2000
Net income:
As reported	$36,003	$34,950	$68,307
Less: compensation expense per SFAS 123	223	213	217
Pro forma	$35,780	$34,737	$68,090

Earnings per share – basic:
As reported	$ 2.22	$ 2.09	$ 3.75
Less: compensation expense per SFAS 123.02		.02	.02
Pro forma	$ 2.20	$ 2.07	$ 3.73

Earnings per share – diluted:
As reported	$ 2.17	$ 2.06	$ 3.70
Less: compensation expense per SFAS 123.02		.02	.02
Pro forma	$ 2.15	$ 2.04	$ 3.68

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively:

	2002	2001	2000
Weighted average fair value of options granted during the year	$1.94	$1.09	$1.19

Assumptions:
Risk-free interest rate	4.0%	4.9%	5.1%
Dividend yield	7.2%	9.5%	9.3%
Volatility factors of the expected market price of the common shares	0.18	0.19	0.20
Weighted average expected life of the options	4.3 years	4.3 years	4.3 years

We record deferred compensation when we make restricted stock awards or compensatory stock option grants to employees or directors.  In the case of grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price (zero in the case of restricted stock awards) and fair market value of the common stock on the date of grant.  Such deferred compensation is fixed and remains unchanged for

F9

subsequent increases or decreases in the market value of our common stock.  In the case of options granted to non-employees, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model.  We record deferred compensation as a reduction to stockholders’ equity and an offsetting increase to additional paid-in capital, which are all netted for financial  statement purposes within additional paid-in capital.  We then amortize deferred compensation into stock based compensation expense, a component of general and administrative expenses, over the service period, which typically coincides with the vesting period of the stock-based award of 5 years.

In September 1995, we established a Management Stock Acquisition program which was subsequently modified by the Board in 1999.  Under the program, certain options may be exercised by option holders with a recourse note payable to us.  Such notes bear interest at 7.5% which approximated the market rate at the time of issuance.  The note is due on the first of nine years and nine months after the date of the grant or within ninety days from termination of employment, with interest payable quarterly.  From the beginning of the program through December 31, 2002, options for 316,000 shares of common stock were exercised in exchange for notes payable to us.  The unpaid balance of the notes was $1,659,000 (158,000 shares) and $1,230,000 (124,500 shares) at December 31, 2002 and 2001, respectively, and is included in the accompanying balance sheets as a reduction of additional paid-in capital.  In accordance with the Sarbanes-Oxley Act of 2002, which prohibits new loans to directors and executive officers, we no longer allow options to be exercised with a recourse note.

Beginning January 1, 2003, we will voluntarily adopt the recognition provisions of SFAS 123 using the modified prospective method as prescribed in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123” - see the information included in Recent Accounting Pronouncements.  The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations.”  Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  We do not believe that SFAS 143 will have a material impact on our financial position, cash flows, or results of operations.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Correction.”  SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions.  The provisions of SFAS 145 are effective for us with the beginning of fiscal year 2003.  Debt extinguishments reported as extraordinary items prior to scheduled adoption of SFAS 145 would be reclassified in most cases following adoption.  We do not anticipate a significant impact on our financial position, cash flows, or results of operations from adopting SFAS 145.

F10

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  Adoption of SFAS 146 is required for our fiscal year beginning January 1, 2003.  We do not believe that the adoption of SFAS 146 will have a significant impact on our financial position, cash flows, or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.”  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We do not believe that the adoption of SFAS 148 will have a significant impact on our financial position, cash flows, or results of operations.

In November 2002, the FASB issued SFAS Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.  It requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.  The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued SFAS Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We do not expect the adoption to have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

Note 2 - Restatement

Effective July 2002, we corrected our accounting treatment for fees incurred under our contractual relationship with Bedford Acquisitions, Inc. (“BAI”) (see Note 6), commencing in the fourth quarter of 1997 and continuing through the quarter ended June 30, 2002.  This new treatment was based on our independent auditors’ advice that they would no longer support the prior method of accounting for BAI.  We were advised by our independent auditors that the correction of the accounting treatment for fees paid to BAI had not arisen from any change in our operations, BAI operations or the discovery of any new facts relating to these operations.  Effective October 1, 1997, fees charged by

F11

BAI should have been deemed internal costs to be expensed to the extent that such fees did not represent payments to BAI for direct and incremental development costs or for independent third party costs incurred by BAI on our behalf.  We have restated our financial statements for all quarters commencing with the fourth quarter of 1997 through the first quarter of 2002 to correct the accounting for these services.  Each of the prior period financial statements and accompanying footnotes presented in this annual report have been restated and previously reported in our Form 10-K/A for the year ended December 31, 2001 filed on August 23, 2002.

Note 3 - Real Estate Investments

As of December 31, 2002, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Cost	Percent of Total

Industrial buildings	56	$372,105	51%
Office buildings	30	336,472	46%
Properties under development	1	2,864	1%
Land held for development	11	13,747	2%

Total	98	$725,188	100%

F12

Note 3 - Real Estate Investments (continued)

The following table sets forth our real estate investments as of December 31, 2002 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 68,084	$138,569	$ -	$18,150	$188,503
Arizona	22,247	73,607	-	7,549	88,305
Southern California	16,345	39,051	-	5,812	49,584
Northwest	3,409	10,793	-	2,294	11,908
Total industrial buildings	110,085	262,020	-	33,805	338,300
Office buildings Northern California	6,073	25,375	-	2,883	28,565
Arizona	10,588	25,699	-	2,867	33,420
Southern California	9,340	22,062	-	2,921	28,481
Northwest	16,669	100,142	-	10,971	105,840
Colorado	13,706	93,732	-	7,615	99,823
Nevada	2,102	10,984	-	1,500	11,586
Total office buildings	58,478	277,994	-	28,757	307,715
Properties under development Southern California	-	-	2,864	-	2,864
Land held for development Northern California	5,767	-	-	-	5,767
Arizona	637	-	-	-	637
Southern California	2,292	-	-	-	2,292
Northwest	1,106	-	-	-	1,106
Colorado	3,945	-	-	-	3,945
Total land held for development	13,747	-	-	-	13,747
Total as of December 31, 2002	$182,310	$540,014	$2,864	$62,562	$662,626
Total as of December 31, 2001	$157,861	$496,201	$ -	$48,984	$605,078

F13

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

During 2002, 2001, and 2000, we capitalized interest costs relating to properties under development totaling $633,000, $1,303,000, and $1,964,000, respectively.

Note 4 - Consolidated Partnership

In December 1996, we formed Bedford Realty Partners, L.P. (the “Operating Partnership”), with Bedford Property Investors, Inc. as the sole general partner, for the purpose of acquiring real estate.  In exchange for contributing a property into the Operating Partnership, the owners of the property received limited partnership units (“OP Units”).  A limited partner had the ability to redeem the OP Units at any time.  We, at our option, had the ability to redeem the OP Units by either (i) issuing common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to a limited partner based on the average trading price of our common stock.  Each OP Unit was allocated partnership income and cash flow at a rate equal to the dividend being paid by Bedford Property Investors, Inc. on a share of common stock.  Additional partnership income and cash flow was allocated approximately 99% to Bedford Property Investors, Inc. and 1% to the limited partners.

Effective January 15, 2002, we exercised our option to redeem the remaining outstanding 72,060 OP Units of the limited partners of the Operating Partnership.  The OP Units were redeemed by issuing 63,437 shares of common stock at the rate of one share of common stock for each OP Unit and by paying cash of $202,000 for 8,623 shares based on the closing trading price of our common stock.  Upon redemption of the remaining OP Units, the operating property, Diablo Business Center, a nine building service center flex complex which was held in the Operating Partnership, was transferred to us.  Bedford Realty Partners, L.P. was dissolved as of January 15, 2002.

Note 5 - Leases

Minimum future lease payments to be received as of December 31, 2002 are as follows (in thousands):

2003	$ 85,218
2004	71,805
2005	50,577
2006	35,252
2007	25,343
Thereafter	41,006
Total	$309,201

The total minimum future lease payments shown above do not include tenants’ obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 6 - Related Party Transactions

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

This arrangement provided that BAI earned a success fee in an amount equal to 1½% of the purchase price of property acquisitions, 1½% of the sale price of dispositions, up to 1½% of the amount of any loans secured (less third-party commissions), and up to 7% of the development costs incurred.  The total amount of such fees payable to

F14

BAI by us was limited to the lesser of: (i) the aggregate amount of such fees earned, or (ii) the aggregate amount of approved expenses not to exceed actual costs incurred by BAI through the time of such acquisition, disposition, financing or development activity.

As discussed in Note 2, BAI fees incurred and reported as capitalized costs during the period from October 1, 1997 through March 31, 2002 have been restated as expenses for all prior periods presented in the accompanying financial statements to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.  Effective July 1, 2002, we terminated the agreement with BAI and hired its former employees.

For the twelve months ended December 31, 2002, 2001, and 2000, we paid BAI an aggregate amount of approximately $2,375,000, $2,816,000, and $2,431,000, respectively, for acquisition, disposition, financing, and development activities performed pursuant to this contractual arrangement.  As of December 31, 2001, we had an accrued liability of $1,945,000 for fees earned by BAI in excess of the amounts paid to BAI by us under the agreement.  As of December 31, 2002, we had a receivable of $590,000 for fees paid to BAI in excess of approved expenses as of the date the agreement was terminated, which was subsequently paid in January 2003 by BAI.

At December 31, 2002, 2001, and 2000, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Martin I. Zankel, a member of the Board of Directors, and his associate provide legal services to us in which his firm was paid, in the aggregate, $17,339 in 2002, $3,315 in 2001, and $5,854 in 2000.

Note 7 - Stock Compensation Plans

Initially 900,000 shares of our common stock were reserved for issuance under the Employee Stock Option Plan (the “Employee Plan”).  In May 1998, the shareholders approved an additional 2,100,000 shares.  The Employee Plan expires in 2003.  The Employee Plan provides for non-qualified stock options, incentive stock options, and grants of restricted stock.

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

We may grant restricted stock to employees pursuant to the Employee Plan.  These shares generally vest over five years and are subject to forfeiture under certain conditions.  From 1997 through 2002, we granted 597,912 shares of restricted stock net of forfeitures.  Deferred compensation associated with unvested restricted stock was $4,622,000 and $4,612,000 as of December 31, 2002 and 2001, respectively, and is included in the accompanying balance sheets as a reduction of additional paid-in capital.

In May 2002, the stockholders approved a replacement for the expiring Amended and Restated 1992 Directors’ Stock Option Plan (the “Expiring Plan”).  The approved 2002 Directors’ Stock Option Plan (the “Directors’ Plan”) is identical to the Expiring Plan except that the term has been extended to May 19, 2012 and the number of shares reserved for future issuance was modified to 750,000 shares.  The Directors’ Plan provides for the grant of non-

F15

qualified stock options to directors of the Company.  The Directors’ Plan contains an automatic grant feature whereby a director receives a one-time “initial option” to purchase 25,000 shares upon a director’s appointment to the Board of Directors and thereafter receives automatic annual grants of options to purchase 10,000 shares upon re-election to the Board of Directors.  Options granted are generally exercisable six months from the date of grant.

The Directors’ Plan requires that the exercise price of options be equal to the fair market value of the underlying shares on the date of grant.  The maximum term of options granted is ten years.

A summary of the status of our plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Employee Plan
Outstanding at beginning of year	529,250	$18.67	475,250	$18.46	736,625	$17.72
Granted	119,000	26.58	123,000	18.87	127,000	17.94
Exercised	(98,500)	18.25	(69,000)	17.32	(138,375)	13.26
Forfeited and cancelled	(11,500)	19.89	-	-	(250,000)	18.89

Outstanding at end of year	538,250	$20.47	529,250	$18.67	475,250	$18.46

Options exercisable	277,000		248,250		141,250

Directors’ Plan
Outstanding at beginning of year	280,000	$18.11	240,000	$17.79	345,000	$16.33
Granted	50,000	26.58	50,000	18.87	50,000	17.94
Exercised	(80,000)	17.61	(10,000)	14.22	(145,000)	14.24
Expired	-	-	-	-	(10,000)	17.72

Outstanding at end of year	250,000	$19.97	280,000	$18.11	240,000	$17.79

Options exercisable	250,000		280,000		240,000

F16

The following table summarizes information about stock options outstanding on December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

Employee Plan
$17.63 to 18.87	266,250	7.15	$18.26	122,000	$17.96
19.56 to 20.06	155,000	5.25	19.66	155,000	19.66
26.58	117,000	9.38	26.58	-	-
$17.63 to 26.58	538,250	7.09	$20.47	277,000	$18.91

Directors’ Plan
$14.22 to 17.94	90,000	6.93	$17.43	90,000	$17.43
18.82 to 19.56	110,000	6.92	19.05	110,000	19.05
26.58	50,000	9.88	26.58	50,000	26.58
$14.22 to 26.58	250,000	7.52	$19.97	250,000	$19.97

Note 8 - Bank Loans Payable

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement.  As of December 31, 2002, the $150 million facility was secured by our interests in 24 properties, which collectively accounted for approximately 27% of our annualized base rent and approximately 27% of our total real estate assets.

In September 2002, we obtained an additional $40 million unsecured bridge facility with a six-month term, two three-month options to extend, and an interest rate of LIBOR plus 1.55%.  On February 10, 2003, we exercised the option to extend the loan for an additional three months beyond the initial maturity date.

As of December 31, 2002, these facilities had a total outstanding balance of $124,681,000 and an effective interest rate of 3.75%.  The daily weighted average outstanding balance was $95,785,000 and $92,183,000 for the twelve months ended December 31, 2002 and 2001, respectively.  The weighted average annual interest rates under the credit facilities in each of these periods were 4.25% and 6.13%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (“FFO”).  We were in compliance with the various covenants and requirements of our credit facilities during the year ended December 31, 2002.

F17

Note 9 - Mortgage Loans Payable

In October 2002, we obtained a $22,600,000 new mortgage from Nationwide Life Insurance Company.  The loan has a nine-year term and carries a fixed interest rate of 4.61% for the first three years, with resets at the end of years three and six at the prevailing market rate.  At the time of each reset, we have the option to pay off the loan without penalty.  Proceeds from the loan were used to pay down a portion of the outstanding balance of our $150 million line of credit.

Mortgage loans payable at December 31, 2002 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of December 31, 2002	Balance
Prudential Insurance	March 15, 2003	7.02%	$18,157
Union Bank	November 19, 2004	3.16%(1)	21,235
Union Bank	January 1, 2005	6.00%(2)	4,388
TIAA-CREF	June 1, 2005	7.17%	25,786
Security Life of Denver Insurance Company	August 1, 2005	2.78%(3)	22,226
Security Life of Denver Insurance Company	August 1, 2005	2.78%(3)	3,446
Nationwide Life Insurance	November 1, 2005	4.61%	22,560
Prudential Insurance	July 31, 2006	8.90%	7,933
Prudential Insurance	July 31, 2006	6.91%	19,104
TIAA-CREF	December 1, 2006	7.95%	21,199
TIAA-CREF	June 1, 2007	7.17%	35,073
TIAA-CREF	June 1, 2009	7.17%	40,966
Washington Mutual	August 1, 2011	5.92%(4)	17,423
	Total		$259,496

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at 3.16% and expires on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collateralized by 53 properties and interests in such properties, which collectively accounted for approximately 65% of our annualized base rents and approximately 56% of our total real estate assets as of December 31, 2002.  We believe we were in compliance with the covenants and requirements of our various mortgages during the year ended December 31, 2002.

The following table presents scheduled principal payments on mortgage loans for each of the twelve month periods ending December 31, (in thousands):

2003	$ 23,782
2004	26,063
2005	78,035
2006	47,358
2007	33,667
Thereafter	50,591
Total	$ 259,496

F18

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

On June 18, 2001, we entered into interest swap agreements with United California Bank.  The swap agreements allowed us to hedge our exposure to variable interest rates on two mortgages with remaining principal balances totaling $30,522,000 at the date of inception, by effectively paying a fixed rate of interest over the term of the swap agreement.  Interest rate pay differentials that arose under these swap agreements were recognized in interest expense over the term of the contracts, which matured on July 1, 2002.  Interest paid as a result of these swap agreements totaled $455,000 over the term of the contracts, $298,000 of which was paid during 2002.  These interest rate swap agreements were considered to be fully effective in hedging the variable rate risk associated with the two mortgages.  As of December 31, 2002, we were not engaged in any interest swap agreements.

Note 11 - Repurchases of Common Stock

In July 1998, our Board of Directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.  Since November 1998, we have repurchased and retired 7.5 million shares at an average price of $18.25 per share.  This represents 33% of the shares outstanding at November 30, 1998 when we began implementing our share repurchase program.

Note 12 – Discontinued Operations

We adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002.  SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use.  Our adoption of SFAS 144 resulted in the presentation of the net operating results of properties sold during the twelve months ended December 31, 2002, less allocated interest expense, as income from discontinued operations for all periods presented.  We allocated interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of the respective year-end, and pro-rated the allocated interest for the number of days prior to sale.  Implementation of SFAS 144 impacted income statement classification only and had no effect on total results of operations.

F19

The following table presents results of operations as reported in the Statements of Income, results of operations from discontinued operations, and results of operations prior to the impact of SFAS 144 (dollars in thousands):

	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2002			2001			2000
	As Reported	Discontinued Operations	Pre SFAS 144	As Reported	Discontinued Operations	Pre SFAS 144	As Reported	Discontinued Operations	Pre SFAS 144

Property Operations:
Rental income	$99,740	$2,162	$101,902	$95,842	$4,107	$99,949	$93,528	$3,990	$97,518
Rental expenses
Operating expenses	17,012	383	17,395	15,457	665	16,122	16,206	608	16,814
Real estate taxes	8,865	182	9,047	8,817	392	9,209	8,549	371	8,920
Depreciation & amortization	17,209	445	17,654	15,688	446	16,134	13,121	641	13,762

Income from property operations	56,654	1,152	57,806	55,880	2,604	58,484	55,652	2,370	58,022

General and administrative expenses	(4,616)	-	(4,616)	(6,506)	-	(6,506)	(4,333)	-	(4,333)
Interest income	199	-	199	202	-	202	500	-	500
Interest expense	(20,555)	(406)	(20,961)	(21,470)	(1,068)	(22,538)	(23,554)	(1,211)	(24,765)
Other (expense) income	-	-	-	(526)	-	(526)	615	-	615

Income from continuing operations before gain on sales of real estate investments, minority interest, and discontinued operations	31,682	746	32,428	27,580	1,536	29,116	28,880	1,159	30,039

Gain on sales of real estate investments, net	-	-	-	5,976	-	5,976	38,404	-	38,404
Minority interest	-	-	-	(142)	-	(142)	(136)	-	(136)
Income from continuing operations	31,682	746	32,428	33,414	1,536	34,950	67,148	1,159	68,307

Discontinued operations:
Income from operating properties sold, net	746	(746)	-	1,536	(1,536)	-	1,159	(1,159)	-
Gain on sale of operating properties	3,575	-	3,575	-	-	-	-	-	-
Income from discontinued operations	4,321	(746)	3,575	1,536	(1,536)	-	1,159	(1,159)	-

Net Income	$36,003	$ -	$ 36,003	$34,950	$ -	$34,950	$68,307	$ -	$ 68,307

F20

Note 13 - Segment Disclosure

We have five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Arizona, Southern California, Northwest (greater Seattle, Washington and greater Portland, Oregon) and Colorado.  During the year ended December 31, 2000, the Midwest portfolio (greater Kansas City, Kansas/Missouri, and greater Dallas, Texas) and the properties located in Austin, Texas were sold; therefore, the Midwest segment and the properties located in Austin are not reported for the years ended December 31, 2002 and 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based upon income from real estate from the combined properties in each segment.

	For the year ended December 31, 2002 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 37,382	$ 15,827	$ 13,691	$ 18,461	$ 14,379	$ -	$ 99,740
Operating expenses and real estate taxes	8,023	4,376	2,681	5,780	5,017	-	25,877
Depreciation and amortization	5,513	3,113	2,039	3,754	2,790	-	17,209
Income from property operations	23,846	8,338	8,971	8,927	6,572	-	56,654
Percent of income from property operations	42%	15%	16%	16%	11%	-	100%
General and administrative expenses	-	-	-	-	-	(4,616)	(4,616)
Interest income(1)	37	1	-	28	1	132	199
Interest expense	-	-	-	-	-	(20,555)	(20,555)
Income (loss) from continuing operations	23,883	8,339	8,971	8,955	6,573	(25,039)	31,682
Discontinued operations: Income from operating properties sold, net	362	109	275	-	-	-	746
Gain on sale of operating properties	1,777	1,475	323	-	-	-	3,575
Income from discontinued operations	2,139	1,584	598	-	-	-	4,321
Net income (loss)	$ 26,022	$ 9,923	$ 9,569	$ 8,955	$ 6,573	$(25,039)	$ 36,003
Real estate investments	$256,953	$132,778	$ 91,955	$132,119	$111,383	$ -	$725,188
Additions (dispositions) of real estate investments	$ 49,000	$ 23,888	$ (7,071)	$ 1,353	$ 3,956	$ -	$ 71,126
Total assets	$266,747	$118,304	$106,493	$119,057	$ 80,604	$ 3,126	$694,331

(1)

  The interest income in Northern California, Arizona, Northwest and Colorado segments represents interest earned from tenant notes receivable.

F21

	For the year ended December 31, 2001 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 33,621	$ 15,882	$ 12,796	$ 18,658	$ 14,885	$ -	$ 95,842
Operating expenses and real estate taxes	6,845	4,366	2,539	5,339	5,185	-	24,274
Depreciation and amortization	5,003	2,847	1,737	3,767	2,334	-	15,688
Income from property operations	21,773	8,669	8,520	9,552	7,366	-	55,880
Percent of income from property operations	39%	16%	15%	17%	13%	-	100%
General and administrative expenses	-	-	-	-	-	(6,506)	(6,506)
Interest income (1)	26	4	-	13	-	159	202
Interest expense	-	-	-	-	-	(21,470)	(21,470)
Other expense	-	-	-	-	-	(526)	(526)
Income (loss) before gain on sales of real estate investments, minority interest, and discontinued operations	21,799	8,673	8,520	9,565	7,366	(28,343)	27,580
Gain on sales of real estate investments, net	-	2,207	-	-	3,769	-	5,976
Minority interest	-	-	-	-	-	(142)	(142)
Income (loss) from continuing operations	21,799	10,880	8,520	9,565	11,135	(28,485)	33,414
Discontinued operations: Income from operating properties sold, net	701	221	614	-	-	-	1,536
Net income (loss)	$ 22,500	$ 11,101	$ 9,134	$ 9,565	$ 11,135	$(28,485)	$ 34,950

Real estate investments	$207,953	$ 108,890	$ 99,026	$130,766	$107,427	$ -	$654,062
Additions (dispositions) of real estate investments	$ 7,573	$ (7,753)	$ 3,120	$ 1,033	$ 5,757	$ -	$ 9,730
Total assets	$218,681	$ 105,193	$110,193	$116,440	$ 79,220	$ 1,078	$630,805

(1)

The interest income in the Northern California, Arizona and Northwest segments represents interest earned from tenant notes receivable.

F22

	For the year ended December 31, 2000 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Midwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 31,787	$ 17,467	$ 12,479	$ 18,755	$ 3,628	$ 9,412	$ -	$ 93,528
Operating expenses and real estate taxes	6,844	4,986	2,479	5,769	1,238	3,439	-	24,755
Depreciation and amortization	4,583	2,457	1,666	3,284	(86)	1,217	-	13,121
Income from property operations	20,360	10,024	8,334	9,702	2,476	4,756	-	55,652
Percent of income from property operations	37%	18%	15%	17%	4%	9%	-	100%
General and administrative expenses	-	-	-	-	-	-	(4,333)	(4,333)
Interest income (1)	26	4	-	1	1	-	468	500
Interest expense	-	-	-	-	-	-	(23,554)	(23,554)
Other income	-	615	-	-	-	-	-	615
Income (loss) before gain on sales of real estate investments, minority interest, and discontinued operations	20,386	10,643	8,334	9,703	2,477	4,756	(27,419)	28,880
Gain on sales of real estate investments, net	26,174	2,940	11	5,431	3,848	-	-	38,404
Minority interest	-	-	-	-	-	-	(136)	(136)
Income (loss) from continuing operations	46,560	13,583	8,345	15,134	6,325	4,756	(27,555)	67,148
Discontinued operations: Income from operating properties sold, net	393	358	408	-	-	-	-	1,159
Net income (loss)	$ 46,953	$ 13,941	$ 8,753	$ 15,134	$ 6,325	$ 4,756	$(27,555)	$ 68,307

Real estate investments	$200,378	$ 116,643	$ 95,908	$ 129,733	$ -	$101,670	$ -	$ 644,332
Additions (dispositions) of real estate investments	$ (4,506)	$ (16,331)	$ 1,712	$ (19,500)	$(30,220)	$ 36,610	$ -	$(32,235)
Total assets	$210,153	$ 108,496	$105,527	$ 115,297	$ 7,378	$ 83,673	$ 326	$ 630,850

(1)

The interest income in the Northern California, Arizona, Northwest and Midwest segments represents interest earned from tenant notes receivable.

F23

Note 14 – Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts payable and receivables approximate fair value due to the short-term maturity of these instruments.  Management has determined that the market value of the $190,778,000 fixed rate debt at December 31, 2002 is approximately $198,848,000 based on the terms of existing debt compared to those available in the marketplace.  At December 31, 2001, the fixed rate debt of $171,934,000 had an approximate market value of $181,813,000.  The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.

F24

Note 15 – Earnings per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2002	2001	2000
Basic:
Income from continuing operations	$ 31,682	$ 33,414	$ 67,148
Income from discontinued operations	4,321	1,536	1,159
Net income	$ 36,003	$ 34,950	$ 68,307
Weighted average number of shares – basic	16,240,722	16,747,498	18,236,512
Earnings per share: Income from continuing operations	$ 1.95	$ 2.00	$ 3.69
Income from discontinued operations	0.27	0.09	0.06
Net income per share – basic	$ 2.22	$ 2.09	$ 3.75
Diluted:
Income from continuing operations	$ 31,682	$ 33,414	$ 67,148
Income from discontinued operations	4,321	1,536	1,159
Add: minority interest	-	142	136
Net income	$ 36,003	$ 35,092	$ 68,443
Weighted average number of shares – basic	16,240,722	16,747,498	18,236,512
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	186,997	75,229	52,958
Weighted average shares issuable upon the conversion of Operating Partnership Units	2,764	77,423	77,992
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	173,586	145,343	134,443
Weighted average number of shares – diluted	16,604,069	17,045,493	18,501,905
Earnings per share: Income from continuing operations	$ 1.91	$ 1.97	$ 3.64
Income from discontinued operations	0.26	0.09	0.06
Net income per share – diluted	$ 2.17	$ 2.06	$ 3.70

Since their effect would have been antidilutive, 167,000, zero, and 280,000 of our stock options have been excluded from diluted earnings per share for the years ended December 31, 2002, 2001, and 2000, respectively.

F25

Note 16 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 2002 and 2001 (in thousands, except per share amounts):

2002 Quarters Ended	3/31	6/30	9/30	12/31

Rental income	$24,494	$24,824	$25,655	$25,951

Income from property operations	14,170	14,105	14,531	14,256

Income from continuing operations before gain on sales of real estate investments, minority interest, and discontinued operations	8,167	8,169	8,032	7,535

Income from continuing operations	8,167	8,169	8,032	7,535

Income from discontinued operations	208	1,888	2,004	-

Net income	8,375	10,057	10,036	7,535

Earnings per share – basic	$ 0.52	$ 0.62	$ 0.61	$ 0.47

Earnings per share – diluted	$ 0.50	$ 0.60	$ 0.60	$ 0.46

2001 Quarters Ended	3/31	6/30	9/30	12/31

Rental income	$24,040	$24,451	$24,188	$24,296

Income from property operations	14,258	14,202	14,173	13,935

Income from continuing operations before gain on sales of real estate investments, minority interest, and discontinued operations	7,600	5,658	7,958	6,783

Income from continuing operations	7,565	5,623	7,920	12,725

Income from discontinued operations	142	199	432	344

Net income	7,707	5,822	8,352	13,069

Earnings per share – basic	$ 0.44	$ 0.34	$ 0.50	$ 0.81

Earnings per share – diluted	$ 0.44	$ 0.34	$ 0.49	$ 0.79

Note 17 - Commitments and Contingencies

As of December 31, 2002, we had outstanding contractual construction commitments of approximately $1,044,000 relating to development in progress and tenant improvements on recently developed properties.  We had outstanding undrawn letters of credit against our credit facility of approximately $5,281,000 at December 31, 2002.

From time to time, we are subject to legal claims in the ordinary course of business.  As of December 31, 2002, we have reserved on our balance sheet an accrued liability for potential uninsured loss.  We are not aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

F26

BEDFORD PROPERTY INVESTORS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in thousands of dollars)

		Initial Cost to Company		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (1)	Constructed	Acquired
Industrial buildings: Northern California
Building #3 at Contra Costa Diablo Industrial Park*	Concord	$ 495	$ 1,159	$ 128	$ 495	$ 1,287	$ 1,782	$ 339	1983	12/90
Building #8 at Contra Costa Diablo Industrial Park *	Concord	877	1,548	205	877	1,753	2,630	560	1981	12/90
Building #18 at Mason Industrial Park *	Concord	610	1,265	141	610	1,406	2,016	385	1984	12/90
Milpitas Town Center *	Milpitas	1,400	4,421	149	1,400	4,570	5,970	875	1983	08/94
598 Gibraltar Drive *	Milpitas	535	2,522	-	535	2,522	3,057	1,124	1996	05/96
Auburn Court *	Fremont	1,391	2,473	570	1,415	3,019	4,434	550	1983	12/95
47650 Westinghouse Drive*	Fremont	267	893	60	271	949	1,220	148	1982	12/95
410 Allerton*	South San Francisco	1,333	889	40	1,356	906	2,262	142	1970	12/95
400 Grandview *	South San Francisco	3,246	3,517	2,092	3,300	5,555	8,855	744	1976	12/95
342 Allerton *	South San Francisco	2,516	1,542	463	2,558	1,963	4,521	346	1969	12/95
301 East Grand *	South San Francisco	2,036	959	201	2,070	1,126	3,196	189	1974	12/95
Fourier Avenue *	Fremont	2,120	7,018	-	2,120	7,018	9,138	1,027	1982	05/96
Lundy Avenue *	San Jose	2,055	2,184	268	2,055	2,452	4,507	367	1982	07/96
115 Mason Circle *	Concord	697	854	223	697	1,077	1,774	184	1971	09/96
47600 Westinghouse Drive*	Fremont	356	1,067	271	356	1,338	1,694	164	1982	09/96
860-870 Napa Valley Corporate Way*	Napa	933	3,515	770	933	4,285	5,218	724	1984	09/96
47633 Westinghouse Drive*	Fremont	1,051	3,239	252	1,051	3,491	4,542	479	1983	10/96
47513 Westinghouse Drive*	Fremont	1,624	-	4,093	1,625	4,092	5,717	1,214	1998	10/96
Bordeaux Centre*	Napa	1,151	-	6,729	1,151	6,729	7,880	1,683	1998	12/96
O’Toole Business Park*	San Jose	3,933	5,748	661	3,934	6,408	10,342	940	1984	12/96
6500 Kaiser Drive*	Fremont	1,556	6,411	29	1,556	6,440	7,996	858	1990	01/97

F27

		Initial Cost to Company		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (1)	Constructed	Acquired
Industrial buildings (continued): Northern California (continued)
Bedford Fremont Business Center*	Fremont	3,598	9,004	261	3,598	9,265	12,863	1,300	1990	03/97
Spinnaker Court*	Fremont	2,548	5,989	374	2,548	6,363	8,911	838	1986	05/97
2277 Pine View Way*	Petaluma	1,861	7,074	3	1,862	7,076	8,938	878	1989	06/97
Mondavi Building*	Napa	1,315	5,214	-	1,315	5,214	6,529	608	1985	09/97
Parkpoint Business Center*	Santa Rosa	1,956	4,432	792	1,957	5,223	7,180	613	1981	02/98
2180 S. McDowell Blvd.*	Petaluma	769	2,989	142	770	3,130	3,900	365	1990	07/98
2190 S. McDowell Blvd.*	Petaluma	584	2,270	1	585	2,270	2,855	227	1996	07/98
South San Francisco Business Center	South San Francisco	9,459	11,561	-	9,459	11,561	21,020	112	1986	08/02
Philips Business Center	San Jose	15,627	20,080	-	15,627	20,080	35,707	167	1983	09/02

Arizona
Westech Business Center *	Phoenix	3,531	4,422	871	3,531	5,293	8,824	1,110	1985	04/96
Westech II *	Phoenix	1,033	-	4,043	1,033	4,043	5,076	1,332	1998	07/96
2601 W. Broadway *	Tempe	1,127	2,348	119	1,127	2,467	3,594	294	1977	07/97
Building #2 at Phoenix Airport Center *	Phoenix	723	3,278	30	723	3,308	4,031	396	1990	07/97
Building #3 at Phoenix Airport Center *	Phoenix	682	3,163	26	682	3,189	3,871	382	1990	07/97
Building #4 at Phoenix Airport Center *	Phoenix	517	1,732	18	517	1,750	2,267	209	1990	07/97
Building #5 at Phoenix Airport Center *	Phoenix	1,507	3,860	150	1,507	4,010	5,517	468	1990	07/97
Butterfield Business Center *	Tucson	905	4,211	152	905	4,363	5,268	519	1986	11/97
Butterfield Tech Center II *	Tucson	100	-	1,815	100	1,815	1,915	491	1999	11/97
Greystone Business Park *	Tempe	1,216	-	4,589	1,217	4,588	5,805	864	1999	12/97
Rio Salado Corporate Center *	Tempe	1,704	2,850	4,468	1,704	7,318	9,022	346	1982-84	07/98
Phoenix Tech Center *	Phoenix	1,314	939	882	1,314	1,821	3,135	369	1985	08/98
The Adams Brothers Building*	Phoenix	1,561	1,602	33	1,561	1,635	3,196	131	1988-95	06/99
Diablo Business Center*	Phoenix	991	6,242	673	1,067	6,839	7,906	449	1986	12/99
Cotton Center I *	Phoenix	2,742	11,939	(251)	2,689	11,741	14,430	95	2000	07/02
Cotton Center II *	Phoenix	2,609	9,560	(172)	2,571	9,426	11,997	94	2000	07/02

Southern California
Dupont Industrial Center *	Ontario	3,588	6,162	312	3,588	6,474	10,062	1,375	1989	05/94
3002 Dow Business Center *	Tustin	4,209	7,291	1,427	4,305	8,622	12,927	1,917	1987-89	12/95

F28

		Initial Cost to Company		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (1)	Constructed	Acquired
Industrial Buildings (continued): Southern California (continued)
Carroll Tech I *	San Diego	511	1,372	187	511	1,559	2,070	288	1984	10/96
Signal Systems Buildings *	San Diego	2,228	7,264	-	2,228	7,264	9,492	969	1990	12/96
Carroll Tech II *	San Diego	1,022	2,129	831	1,022	2,960	3,982	361	1984	10/96
Canyon Vista Center *	San Diego	1,647	4,598	428	1,647	5,026	6,673	429	1986	04/99
6325 Lusk Blvd. *	San Diego	2,202	3,444	4	2,202	3,448	5,650	268	1991	07/99
Jurupa Business Center Phase I	Ontario	841	-	3,699	841	3,699	4,540	205	2001	12/00

Northwest
Highlands Campus Building B *	Bothell, WA	1,762	-	5,860	1,762	5,860	7,622	1,453	1999	06/98
Highlands Campus Building C *	Bothell, WA	1,646	-	4,934	1,646	4,934	6,580	841	2000	06/98

Office buildings: Northern California
Village Green *	Lafayette	547	1,245	641	743	1,690	2,433	368	1983	07/94
Carneros Commons Phase I	Napa	500	-	4,271	500	4,271	4,771	251	2000	12/96
Canyon Park *	San Ramon	1,916	3,072	3,411	1,917	6,482	8,399	831	1971-72	12/97
Crow Canyon Centre *	San Ramon	767	-	5,266	767	5,266	6,033	811	1999	12/97
3380 Cypress Drive *	Petaluma	1,684	3,704	1	1,685	3,704	5,389	371	1989	07/98
Carneros Commons Phase II	Napa	461	-	3,962	461	3,962	4,423	251	2001	12/96

Arizona
Executive Center at Southbank *	Phoenix	4,943	7,134	288	4,943	7,422	12,365	985	1989	03/97
Building #1 at Phoenix Airport Center*	Phoenix	944	1,541	175	944	1,716	2,660	200	1990	07/97
Phoenix Airport Center Parking *	Phoenix	1,369	81	-	1,369	81	1,450	10	1990	07/97
Cabrillo Executive Center *	Phoenix	475	5,552	592	475	6,144	6,619	722	1983	02/98
Mountain Pointe Office Park *	Phoenix	834	-	4,954	834	4,954	5,788	522	1999	02/98
1355 S. Clearview Avenue*	Mesa	2,023	5,383	(1)	2,023	5,382	7,405	429	1998	06/99

Southern California
Laguna Hills Square *	Laguna	2,436	3,655	1,187	2,436	4,842	7,278	917	1983	03/96
Building #3 at Carroll Tech Center *	San Diego	716	1,400	77	716	1,477	2,193	207	1984	10/96
Scripps Wateridge *	San Diego	4,160	12,472	11	4,160	12,483	16,643	1,525	1990	06/97
Building #4 at Carroll Tech Center *	San Diego	2,028	3,192	68	2,028	3,260	5,288	271	1986	03/99

F29

		Initial Cost to Company		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (1)	Constructed	Acquired
Office Buildings (continued): Northwest
Orillia Office Park *	Renton, WA	10,021	22,975	117	10,021	23,092	33,113	2,809	1986	07/97
Adobe Systems Bldg. 1 *	Seattle, WA	-	22,032	3,930	-	25,962	25,962	2,593	1998	03/98
Adobe Systems Bldg. 2 *	Seattle, WA	-	18,618	3,417	-	22,035	22,035	2,223	1998	03/98
Highlands Campus Building A *	Bothell, WA	1,989	-	7,811	1,989	7,811	9,800	1,752	1999	06/98
The Federal Way Building *	Federal Way, WA	2,178	6,915	29	2,179	6,943	9,122	556	1999	06/99
Federal Way II*	Federal Way, WA	2,465	14,105	208	2,480	14,298	16,778	1,038	1999	09/99

Colorado
Oracle Building*	Denver	1,838	13,094	582	1,839	13,675	15,514	1,539	1996	10/97
Texaco Building*	Denver	3,648	31,193	2,278	3,649	33,470	37,119	3,279	1981	05/98
WaterPark @ Briarwood Building 1	Englewood	271	-	2,822	271	2,822	3,093	425	2000	04/99
Belleview Corporate Plaza II Office	Denver	2,533	-	10,925	2,472	10,986	13,458	370	2001	10/98
WaterPark @ Briarwood Building 2	Englewood	716	-	6,267	716	6,267	6,983	163	2000	04/99
WaterPark @ Briarwood Building 3	Englewood	716	-	5,826	716	5,826	6,542	615	2001	04/99
WaterPark @ Briarwood Building 4	Englewood	285	-	3,129	285	3,129	3,414	399	2001	04/99
Bedford Center at Rampart*	Englewood	3,757	17,777	(219)	3,757	17,558	21,315	825	1998	11/00

Nevada
U.S. Bank Centre*	Reno	2,102	10,264	720	2,102	10,984	13,086	1,500	1989	05/97

Properties under development:
Jurupa Business Center, Phase II	Ontario, CA	889	-	1,975	2,864	-	2,864	-	2002	12/00

Land held for development:
Scripps Land	San Diego, CA	622	-	88	710	-	710	-	N/A	06/97
Mondavi Land, Napa Lot 12G	Northern CA	1,137	-	111	1,248	-	1,248	-	N/A	03/98
West Tempe Lots 30 and 31	Tempe, AZ	543	-	94	637	-	637	-	N/A	07/98
210 Lafayette Circle	Northern CA	513	-	24	537	-	537	-	N/A	11/98
Belleview Corporate Plaza III, IV	Denver, CO	2,094	-	23	2,117	-	2,117	-	N/A	10/99
Belleview Corporate Plaza V	Denver, CO	1,561	-	267	1,828	-	1,828	-	N/A	10/98

F30

		Initial Cost to Company		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (1)	Constructed	Acquired
Land held for development (continued)
Napa Lots 9B & 8D	Napa, CA	2,133	-	33	2,166	-	2,166	-	N/A	11/00
Jurupa Business Center Phase III	Ontario, CA	558	-	36	594	-	594	-	N/A	12/00
Jurupa Business Center Phase IV	Ontario, CA	928	-	60	988	-	988	-	N/A	12/00
Napa Lot 10C	Napa, CA	1,809	-	7	1,816	-	1,816	-	N/A	10/01
Southshore Corporate Park Land	Portland, OR	956	-	150	1,106	-	1,106	-	N/A	09/02

		$181,882	$413,647	$129,659	$185,174	$540,014	$725,188	$62,562
							(A)	(A)

(1) Depreciation for all properties is calculated using a depreciable life of 45 years.

* Property is encumbered, see footnotes 8 and 9 to the financial statements.

See accompanying independent auditors’ report.

F31

NOTES TO SCHEDULE III

(in thousands of dollars)

(A)

An analysis of the activity in real estate investments for the years ended December 31, 2002, 2001, and 2000 is presented below in accordance with accounting principles generally accepted in the United States of America:

	Investment			Accumulated
Depreciation	2002	2001	2000	2002	2001	2000

BALANCE AT BEGINNING OF YEAR	$654,062	$644,332	$676,567	$48,984	$35,821	$28,617
Add (deduct):
Acquisition of Bedford Center at Rampart	-	-	21,534	-	-	-
Acquisition of Napa Land Lots 9B & 8D	-	-	2,133	-	-	-
Acquisition of Jurupa Land	-	-	3,216	-	-	-
Acquisition of Cotton Center I	14,681	-	-	-	-	-
Acquisition of Cotton Center II	12,169	-	-	-	-	-
Acquisition of So. San Francisco Business Center	21,020	-	-	-	-	-
Acquisition of Philips Business Center	35,707	-	-	-	-	-
Acquisition of Southshore Corp. Park Land	956	-	-	-	-	-
Sale of 350 E. Plumeria (B)	-	-	(8,570)	-	-	(373)
Sale of Twin Oaks Technology Center (B)	-	-	(6,904)	-	-	(620)
Sale of Twin Oaks Business Center (B)	-	-	(4,617)	-	-	(380)
Sale of 5502 Oberlin Drive (C)	-	-	(2,171)	-	-	(28)
Sale of 100 View Street (D)	-	-	(4,636)	-	-	(365)
Sale of Kenyon Center (E)	-	-	(15,075)	-	-	(677)
Sale of 99th Street #1 (E)	-	-	(2,276)	-	-	(159)
Sale of 99th Street #2 (E)	-	-	(828)	-	-	(54)
Sale of 99th Street #3 (E)	-	-	(2,718)	-	-	(505)
Sale of 99th Street #4 (E)	-	-	(3,723)	-	-	(391)
Sale of Lackman Business Center (E)	-	-	(2,517)	-	-	(245)
Sale of Panorama (E)	-	-	(4,125)	-	-	(289)
Sale of Panorama III (E)	-	-	(2,625)	-	-	(22)
Sale of Overland Park Land (E)	-	-	(1)	-	-	-
Sale of 6600 College Blvd. (E)	-	-	(6,619)	-	-	(382)
Sale of Austin Braker 2 (E)	-	-	(2,256)	-	-	(58)
Sale of Austin Rutland (E)	-	-	(3,232)	-	-	(93)
Sale of Austin SouthPark (E)	-	-	(5,745)	-	-	(158)
Sale of Didde Building (F)	-	-	(2,218)	-	-	(58)
Sale of Great Hills Trail (F)	-	-	(9,859)	-	-	(394)
Sale of Ferrell Drive (F)	-	-	(2,750)	-	-	(72)
Sale of Ferrell Drive Land (F)	-	-	(185)	-	-	-
Acquisition of Napa Lot 10C	-	1,809	-	-	-	-
Sale of Bryant Street Quad (G)	-	(3,752)	-	-	(269)	-
Sale of Bryant Street Annex (G)	-	(1,480)	-	-	(130)	-
Sale of Expressway Corporate Center (G)	-	(4,828)	-	-	(304)	-
Sale of Troika Building (H)	-	(4,017)	-	-	(262)	-
Sale of Vista I (I)	(2,845)	-	-	(250)	-	-
Sale of Vista II (I)	(2,398)	-	-	(210)	-	-
Sale of Oakridge Way (I)	(2,964)	-	-	(215)	-	-
Sale of Flanders Drive (I)	(3,419)	-	-	(200)	-	-
Sale of Cimarron Business Park (J)	(6,476)	-	-	(466)	-	-
Sale of Monterey Commerce Center #1 (K)	(6,241)	-	-	(673)	-	-
Sale of Monterey Commerce Center #2 (K)	(2,697)	-	-	(185)	-	-
Sale of Monterey Commerce Center #3 (K)	(2,522)	-	-	(237)	-	-
Capitalized costs	16,155	21,998	34,532	-	-	-
Depreciation	-	-	-	16,014	14,128	12,527

BALANCE AT END OF YEAR	$725,188	$654,062	$644,332	$62,562	$48,984	$35,821

AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES	$520,212	$479,505	$467,618

(B)	The properties were sold in March 2000.	(G)	The properties were sold in October 2001.
(C)	The property was sold in June 2000.	(H)	The property was sold in November 2001.
(D)	The property was sold in August 2000.	(I)	The properties were sold in April 2002.
(E)	The properties were sold in September 2000.	(J)	The property was sold in May 2002.
(F)	The properties were sold in October 2000.	(K)	The properties were sold in September 2002.

F32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BEDFORD PROPERTY INVESTORS, INC.

By:

/s/ Peter B. Bedford

Peter B. Bedford

Chairman of the Board and

Chief Executive Officer

Dated:  March 11, 2003

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Peter B. Bedford and Hanh Kihara, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Peter B. Bedford

  March 11, 2003

Peter B. Bedford, Chairman of the Board

Date

and Chief Executive Officer

/s/ Anthony Downs

  March 11, 2003

Anthony Downs, Director

Date

/s/ Anthony M. Frank

  March 11, 2003

Anthony M. Frank, Director

Date

/s/ Martin I. Zankel

  March 11, 2003

Martin I. Zankel, Director

Date

/s/ Thomas H. Nolan, Jr.

  March 11, 2003

Thomas H. Nolan, Jr., Director

Date

/s/ Hanh Kihara

  March 11, 2003

Hanh Kihara

Date

Senior Vice President and

Chief Financial Officer

/s/ Krista K. Rowland

  March 11, 2003

Krista K. Rowland, Vice President and

Date

Controller

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter B. Bedford, certify that:

1.

I have reviewed this annual report on Form 10-K of Bedford Property Investors, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 11, 2003

/s/ Peter B. Bedford
Peter B. Bedford
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Hanh Kihara, certify that:

1.

I have reviewed this annual report on Form 10-K of Bedford Property Investors, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 11, 2003

/s/ Hanh Kihara
Hanh Kihara
Chief Financial Officer