Form 10-Q
period 2003-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2003-05-09
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class

Outstanding as of May 5, 2003

Common Stock, $0.02 par value

16,561,403

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

Statement

1

Balance Sheets as of March 31, 2003

and December 31, 2002 (Unaudited)

2

Statements of Income for the three months ended

March 31, 2003 and 2002 (Unaudited)

3

Statements of Stockholders' Equity for the

three months ended March 31, 2003 (Unaudited)

4

Statements of Cash Flows for the three months ended

March 31, 2003 and 2002 (Unaudited)

5

Notes to Financial Statements

6-16

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

17-33

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

34

Item 4.  Controls and Procedures

34

PART II.  OTHER INFORMATION

Items 1 - 6

35-36

SIGNATURES

37

CERTIFICATIONS

38-39

BEDFORD PROPERTY INVESTORS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT

We have prepared the following unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.  In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations.  These financial statements should be read in conjunction with the notes to consolidated financial statements appearing in the annual report to stockholders for the year ended December 31, 2002.

When used in this Form 10-Q, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected or implied by the forward-looking statements.  The risks and uncertainties that could cause our actual results to differ from management’s estimates and expectations are contained in our filings with the Securities and Exchange Commission, including our 2002 Annual Report on Form 10-K, and as set forth in the section below entitled “Potential Factors Affecting Future Operating Results.”  Readers are cautioned not to place undue reliance on these forward-looking statements since they only reflect information available as of the date of this filing.  We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

BEDFORD PROPERTY INVESTORS, INC.

BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
Assets: Real estate investments:
Industrial buildings	$375,254	$372,105
Office buildings	336,776	336,472
Properties under development	-	2,864
Land held for development	13,800	13,747
	725,830	725,188
Less accumulated depreciation	66,905	62,562
Total real estate investments	658,925	662,626
Cash and cash equivalents	6,825	3,727
Other assets	26,412	27,978
	$692,162	$694,331
Liabilities and Stockholders' Equity:
Bank loans payable	$ 98,376	$124,681
Mortgage loans payable	288,457	259,496
Accounts payable and accrued expenses	6,338	10,173
Dividends payable	8,280	8,222
Other liabilities	15,146	15,702
Total liabilities	416,597	418,274
Commitments and contingencies (Note 8)
Stockholders' equity: Common stock, par value $0.02 per share; authorized 50,000,000 shares; issued and outstanding 16,560,801 shares in 2003 and 16,443,664 shares in 2002	331	329
Additional paid-in capital	296,312	293,864
Deferred stock compensation	(6,956)	(4,622)
Accumulated dividends in excess of net income	(14,122)	(13,514)
Total stockholders' equity	275,565	276,057
	$692,162	$694,331

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

(in thousands, except share and per share amounts)

	2003	2002
Property operations: Rental income	$26,953	$23,805
Rental expenses: Operating expenses	4,576	3,958
Real estate taxes	2,678	2,085
Depreciation and amortization	4,910	3,752
Income from property operations	14,789	14,010
General and administrative expenses	(1,684)	(979)
Interest income	39	36
Interest expense	(5,472)	(4,917)
Income from continuing operations	7,672	8,150
Discontinued operations:
Income from operating properties sold, net	-	225
Net income	$ 7,672	$ 8,375
Earnings per share - basic:
Income from continuing operations	$ 0.48	$ 0.50
Income from discontinued operations	-	0.02
Earnings per share - basic	$ 0.48	$ 0.52
Weighted average number of shares - basic	16,078,897	16,197,385
Earnings per share - diluted:
Income from continuing operations	$ 0.47	$ 0.49
Income from discontinued operations	-	0.01
Earnings per share - diluted	$ 0.47	$ 0.50
Weighted average number of shares – diluted	16,370,146	16,589,831

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

(in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Deferred stock compensation	Accumulated dividends in excess of net income	Total stockholders' equity
Balance, December 31, 2002	$329	$293,864	$(4,622)	$(13,514)	$276,057
Issuance of common stock	2	1,750	-	-	1,752
Repurchase and retirement of common stock	(2)	(2,270)	-	-	(2,272)
Stock option expense	-	54	-	-	54
Issuance of restricted stock	2	2,935	(2,937)	-	-
Forfeiture of restricted stock	-	(21)	21	-	-
Amortization of restricted stock	-	-	582	-	582
Dividends to common stockholders ($0.50 per share)	-	-	-	(8,280)	(8,280)
Net income	-	-	-	7,672	7,672
Balance, March 31, 2003	$331	$296,312	$(6,956)	$(14,122)	$275,565

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

( in thousands)

	2003	2002
Operating Activities: Net income	$ 7,672	$ 8,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	5,413	4,453
Amortization of deferred compensation	582	516
Stock compensation expense	54	-
Uncollectible accounts expense	(23)	204
Change in other assets	216	(774)
Change in accounts payable and accrued expenses	(3,705)	(3,829)
Change in other liabilities	(556)	(1,479)
Net cash provided by operating activities	9,653	7,466
Investing Activities: Investments in real estate	(642)	(1,663)
Contract retention paid, net	(130)	(817)
Net cash used by investing activities	(772)	(2,480)
Financing Activities: Proceeds from bank loans payable, net of loan costs	26,834	8,384
Repayments of bank loans payable	(53,208)	(4,626)
Refund of loan costs	485	2
Proceeds from mortgage loans payable, net of loan costs	48,387	-
Repayments of mortgage loans payable	(19,539)	(1,316)
Issuance of common stock	1,752	834
Repurchase and retirement of common stock	(2,272)	(538)
Redemption of Operating Partnership Units	-	(202)
Payment of dividends and distributions	(8,222)	(7,962)
Net cash used by financing activities	(5,783)	(5,424)
Net increase (decrease) in cash and cash equivalents	3,098	(438)
Cash and cash equivalents at beginning of period	3,727	5,512
Cash and cash equivalents at end of period	$ 6,825	$ 5,074
Supplemental disclosure of cash flow information: Cash paid during the year for interest, net of amounts capitalized of $37 in 2003 and $273 in 2002	$ 5,148	$ 4,869
Cash paid during the year for income taxes	$ 300	$ -
Non-cash investing and financing transactions: Redemption of Operating Partnership Units paid in common stock	$ -	$(1,483)
Investment in real estate assets	-	550
Minority interest in consolidated partnership	$ -	$ 933

See accompanying notes to financial statements

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2003

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

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements in accordance with the requirements of Form 10-Q as set forth by the Securities and Exchange Commission.   Therefore, they do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations.  These unaudited financial statements should be read in conjunction with the Notes to the 2002 audited financial statements.

Stock-Based Compensation

In prior years, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) 25 and all related interpretations.  As of January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The impact of adopting SFAS 148 was an increase in compensation expense of $54,000 in the first quarter of 2003.

If we had determined compensation costs for the stock options granted to employees consistent with SFAS 123 during the three months ended March 31, 2002, our net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2002
Net income:
As reported	$8,375
Less: compensation expense per SFAS 123	56
Pro forma	$8,319

Earnings per share – basic:
As reported	$ 0.52
Less: compensation expense per SFAS 123	0.01
Pro forma	$ 0.51

Earnings per share – diluted:
As reported	$ 0.50
Less: compensation expense per SFAS 123	-
Pro forma	$ 0.50

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

In January 2003, the FASB issued SFAS Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.”  FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

 Note 2 – Real Estate Investments

As of March 31, 2003, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	57	$375,254	52%
Office buildings	30	336,776	46%
Land held for development	11	13,800	2%
Total	98	$725,830	100%

The following table sets forth our real estate investments at March 31, 2003 and December 31, 2002 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 68,084	$138,629	$ -	$19,103	$187,610
Arizona	22,224	73,678	-	8,209	87,693
Southern California	17,234	41,203	-	6,170	52,267
Northwest	3,409	10,793	-	2,536	11,666
Total industrial buildings	110,951	264,303	-	36,018	339,236
Office buildings Northern California	6,073	25,358	-	3,188	28,243
Arizona	10,588	25,716	-	3,054	33,250
Southern California	9,340	22,067	-	3,058	28,349
Northwest	16,669	100,259	-	11,636	105,292
Colorado	13,706	93,902	-	8,367	99,241
Nevada	2,102	10,996	-	1,584	11,514
Total office buildings	58,478	278,298	-	30,887	305,889
Land held for development Northern California	5,784	-	-	-	5,784
Arizona	637	-	-	-	637
Southern California	2,306	-	-	-	2,306
Northwest	1,128	-	-	-	1,128
Colorado	3,945	-	-	-	3,945
Total land held for development	13,800	-	-	-	13,800
Total as of March 31, 2003	$183,229	$542,601	$ -	$66,905	$658,925
Total as of December 31, 2002	$182,310	$540,014	$ 2,864	$62,562	$662,626

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

Note 3.  Debt

Bank Loans Payable

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement.  As of March 31, 2003, the $150 million facility was secured by our interests in 25 properties, which collectively accounted for approximately 27% of our annualized base rent for 2003 and approximately 29% of our total real estate assets at March 31, 2003.

In September 2002, we obtained an additional $40 million unsecured bridge facility with a six-month term, two three-month options to extend, and an interest rate of LIBOR plus 1.55%.  On February 10, 2003, we exercised the option to extend the loan for an additional three-month period.  In March 2003, we paid down $18 million of this credit facility with a portion of the proceeds from our new mortgage from Teachers Insurance and Annuity Association of America described below.

As of March 31, 2003, these facilities had a total outstanding balance of $98,376,000 and an effective interest rate of 3.46%.  The daily weighted average outstanding balances were $131,882,000 and $84,173,000 for the three months ended March 31, 2003 and 2002, respectively.  The weighted average annual interest rates under the credit facilities in each of these periods were 3.55% and 4.98%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (“FFO”).  We were in compliance with the various covenants and requirements of our credit facilities during the quarter ended March 31, 2003 and during the year ended December 31, 2002.

Mortgage Loans Payable

In March 2003, we obtained a new $48,500,000 mortgage from Teachers Insurance and Annuity Association of America.  The loan has a ten-year term and carries a fixed interest rate of 5.60%.  It is collateralized by five of our properties representing approximately 8% of our annualized base rent for 2003 and approximately 7% of our total real estate assets at March 31, 2003.  Proceeds from the mortgage financing were used to pay down a portion of the outstanding balance of our lines of credit and to replace an $18,000,000 mortgage from Prudential Insurance Company of America, which matured in March 2003 and carried a fixed interest rate of 7.02%.

Mortgage loans payable at March 31, 2003 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of March 31, 2003	Balance
Union Bank	November 19, 2004	3.16%(1)	$ 21,096
Union Bank	January 1, 2005	6.00%(2)	4,364
TIAA-CREF	June 1, 2005	7.17%	25,659
Security Life of Denver Insurance Company	August 1, 2005	2.74%(3)	22,049
Security Life of Denver Insurance Company	August 1, 2005	2.74%(3)	3,419
Nationwide Life Insurance	November 1, 2005	4.61%	22,438
Prudential Insurance	July 31, 2006	8.90%	7,877
Prudential Insurance	July 31, 2006	6.91%	18,994
TIAA-CREF	December 1, 2006	7.95%	21,109
TIAA-CREF	June 1, 2007	7.17%	34,900
TIAA-CREF	June 1, 2009	7.17%	40,763
Washington Mutual	August 1, 2011	4.92%(4)	17,289
TIAA-CREF	April 1, 2013	5.60%	48,500
	Total		$288,457

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at an all-in rate of 3.16% and expires on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collaterized by our interests in 55 properties, which collectively accounted for approximately 64% of our annualized base rents for 2003 and approximately 60% of our total real estate assets at March 31, 2003.  We were in compliance with the covenants and requirements of our various mortgages during the quarter ended March 31, 2003 and during the year ended December 31, 2002.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending March 31 (in thousands):

2004	$ 6,356
2005	30,894
2006	74,175
2007	47,882
2008	34,308
Thereafter	94,842
Total	$288,457

Note 4.  Discontinued Operations

In accordance with SFAS 144, income from properties sold during the period from April 1, 2002 through December 31, 2002 are presented in the income statement as discontinued operations for the quarter ended March 31, 2002.  Income from operating properties sold, net includes an allocation of interest expense based on the percentage of the cost basis of properties sold to the cost basis of total real estate assets as of March 31, 2002.  The following schedule presents the calculation of income from operating properties sold, net (in thousands):

Rental income	$1,045
Rental expenses
Operating expenses	125
Real estate taxes	104
Depreciation and amortization	349

Income from property operations	467

Interest expense	(242)

Income from operating properties sold, net	$ 225

 Note 5.  Segment Disclosure

We have five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Arizona, Southern California, Northwest (greater Seattle, Washington and Portland, Oregon) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based upon income from property operations from the combined properties in each segment.

	For the three months ended March 31, 2003 (in thousands, except percentages)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 10,535	$ 4,519	$ 3,528	$ 4,739	$ 3,632	$ -	$ 26,953
Operating expenses and real estate taxes	2,270	1,460	691	1,385	1,448	-	7,254
Depreciation and amortization	1,626	946	564	949	825	-	4,910
Income from property operations	6,639	2,113	2,273	2,405	1,359	-	14,789
General and administrative expenses	-	-	-	-	-	(1,684)	(1,684)
Interest income (1)	8	-	-	9	-	22	39
Interest expense	-	-	-	-	-	(5,472)	(5,472)
Net income (loss)	$ 6,647	$ 2,113	$ 2,273	$ 2,414	$ 1,359	$ (7,134)	$ 7,672
Percent of income from property operations	45%	14%	16%	16%	9%	-	100%
Real estate investments	$257,027	$132,843	$ 92,150	$132,257	$111,553	$ -	$725,830
Additions of real estate investments	$ 74	$ 65	$ 195	$ 138	$ 170	$ -	$ 642
Total assets	$268,193	$118,411	$106,632	$118,837	$ 78,845	$ 1,244	$692,162

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

	For the three months ended March 31, 2002 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 8,608	$ 3,767	$ 3,077	$ 4,794	$ 3,559	$ -	$ 23,805
Operating expenses and real estate taxes	1,783	1,040	630	1,329	1,261	-	6,043
Depreciation and amortization	1,111	684	454	935	568	-	3,752
Income from property operations	5,714	2,043	1,993	2,530	1,730	-	14,010
General and administrative expenses	-	-	-	-	-	(979)	(979)
Interest income (1)	7	-	-	4	-	25	36
Interest expense	-	-	-	-	-	(4,917)	(4,917)
Income (loss) from continuing operations	5,721	2,043	1,993	2,534	1,730	(5,871)	8,150
Discontinued operations:
(Loss) income from operating properties sold, net	(53)	67	211	-	-	-	225
Net income (loss)	$ 5,668	$ 2,110	$ 2,204	$ 2,534	$ 1,730	$(5,871)	$ 8,375
Percent of income from property operations	41%	15%	14%	18%	12%	-	100%
Real estate investments	$208,375	$109,583	$ 99,551	$130,820	$107,889	$ -	$656,218
Additions of real estate investments	$ 424	$ 693	$ 523	$ 54	$ 462	$ -	$ 2,156
Total assets	$219,112	$105,892	$109,821	$115,520	$ 77,473	$ 863	$628,681

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 6.  Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Basic:
Income from continuing operations	$ 7,672	$ 8,150
Income from discontinued operations	-	225
Net income for basic earnings per share	$ 7,672	$ 8,375
Weighted average number of shares – basic	16,078,897	16,197,385
Earnings per share:
Income from continuing operations	$ 0.48	$ 0.50
Income from discontinued operations	-	0.02
Earnings per share – basic	$ 0.48	$ 0.52
Diluted:
Income from continuing operations	$ 7,672	$ 8,150
Income from discontinued operations	-	225
Net income for diluted earnings per share	$ 7,672	$ 8,375
Weighted average number of shares – basic	16,078,897	16,197,385
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	158,277	189,318
Weighted average shares issuable upon the conversion of Operating Partnership Units	-	11,210
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	132,972	191,918
Weighted average number of shares – diluted	16,370,146	16,589,831
Earnings per share:
Income from continuing operations	$ 0.47	$ 0.49
Income from discontinued operations	-	0.01
Earnings per share – diluted	$ 0.47	$ 0.50

Note 7.  Related Party Transactions

In prior years, we used Bedford Acquisitions, Inc. (“BAI”), a corporation wholly owned by our Chairman of the Board and Chief Executive Officer, Peter Bedford, to provide services for our acquisition, disposition, financing and development activities.  These services were provided under an agreement that was terminated on July 1, 2002.  Upon termination of the agreement, we hired the employees of BAI.

Fees incurred for services provided during the three months ended March 31, 2002 were expensed in the accompanying income statement to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.   During the three months ended March 31, 2002, we paid BAI approximately $1,345,000 for acquisition, disposition, financing, and development activities provided pursuant to the agreement.  As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner.  During the three months ended March 31, 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $26,000.

Note 8.  Commitments and Contingencies

As of March 31, 2003, we had outstanding contractual construction commitments of approximately $272,000 relating to development in progress and tenant improvements on recently developed properties.  We had outstanding undrawn letters of credit against our credit facility of approximately $6,662,000 as of March 31, 2003.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, income recognition, allowance for doubtful accounts, stock compensation expense, deferred assets, and qualification as a Real Estate Investment Trust (“REIT”).  These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances.  Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

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

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," using the modified prospective method as prescribed in SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123."  The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994.  The impact of adopting SFAS 148 was an increase in compensation expense of $54,000 in the first quarter of 2003.

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

Qualification as a REIT

We have elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code").  A real estate investment trust is generally not subject to federal income tax on that portion of real estate investment trust taxable income ("Taxable Income") that is distributed to stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met.  If we were to fail to qualify as a REIT, we would be, among other things, required to provide for federal income taxes on our income and reduce the level of distributions made to our stockholders.

RESULTS OF OPERATIONS

Our operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the three months ended March 31, 2003 when compared with the same period in 2002 were due primarily to the acquisition, development and sale of operating properties during the following periods:

	Activities from January 1, 2002 to March 31, 2002		Activities from April 1, 2002 to March 31, 2003
	Number of Properties	Square Feet	Number of Properties	Square Feet
Acquisitions Industrial	-	-	4	544,000
Development Industrial	1	42,000	-	-
Sales* Industrial	-	-	7	314,000
Office	-	-	1	50,000
	-	-	8	364,000

*  Income from Property Operations for 2002 sales has been recorded as discontinued operations and is excluded from the comparisons of Income from Property Operations, Rental Income, and Rental Expenses discussed below.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $779,000 or 6% in 2003 compared with 2002.  This increase is attributable to an increase in rental income of $3,148,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $2,369,000.

Rental Income

The net increase in rental income of $3,148,000 is primarily attributable to property acquisitions, development activities, and higher rental income on existing properties.  Acquired properties contributed an additional $2,641,000 to rental income in 2003 as compared to 2002.  Development activities increased rental income by $143,000.  A lower level of bad debt expense contributed to the remaining increase in rental income of $364,000.

Rental Expenses

The net increase in rental expenses of $2,369,000 is primarily attributable to property acquisitions, development activities, and increased operating expenses.  Acquired properties contributed an additional $854,000 to rental expenses in 2003 as compared to 2002.  Development activities increased rental expenses by $93,000.  Increases in property taxes, depreciation, and management costs contributed to the remaining increase in operating expenses of  $1,422,000.

General and Administrative Expenses

General and administrative expenses increased $705,000 or 72% in 2003 compared with 2002, primarily as a result of increased compensation costs associated with hiring the employees of Bedford Acquisitions, Inc. (see “–Related Party Transactions”).

Interest Expense

Interest expense, which includes amortization of loan fees, increased $555,000 or 11% in 2003 compared with 2002.  The increase is attributable to a higher level of weighted average outstanding debt in 2003 due to share repurchases and the funding of property acquisitions in the third quarter of 2002.  The amortization of loan fees was $426,000 and $284,000 in 2003 and 2002, respectively.  The increase in amortization of loan fees is primarily due to loan fees paid in connection with the $40 million bridge facility in September 2002 and the $22.6 million mortgage in October 2002.

Discontinued Operations

Income from operating properties sold as presented in the income statement for the three months ended March 31, 2002 consists of income generated during that period for properties sold subsequent to March 31, 2002.

Dividends

Common Stock dividends to stockholders declared for the first quarter of 2003 were $0.50 per share.  Common Stock dividends to stockholders and distributions to Operating Partnership (“OP”) Unitholders declared for the first quarter of 2002 were $0.48 per share.  The outstanding OP Units were redeemed on January 15, 2002.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

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

Cash Flows

Our cash and cash equivalents increased to $6,825,000 at March 31, 2003, from $3,727,000 at December 31, 2002.  This increase is due to $9,653,000 of cash provided by operations, offset by $772,000 used by investing activities and $5,783,000 used by financing activities.

Net cash of $9,653,000 provided by operating activities consisted primarily of $7,672,000 of net income and $6,026,000 of adjustments for non-cash items, offset by $4,045,000 used in working capital and other activities.  Net cash used in working capital and other activities resulted from payments of accounts payable, accrued expenses, and other liabilities, offset by a reduction in other assets.

Net cash of $772,000 used by investing activities consisted of cash used for investments in real estate of $451,000 for operating properties and $321,000 for developed properties.  Investments in real estate include the cost of land, buildings, building improvements, and tenant improvements.  We expect to incur capital expenditures for our current portfolio of approximately $10,000,000 for the remainder of 2003.

Net cash used by financing activities of $5,783,000 consisted of repayments of bank borrowings and mortgage loans of $72,747,000, payment of dividends and distributions of $8,222,000, and the repurchase of 89,290 shares of our Common Stock for $2,272,000, offset by net proceeds from bank borrowings and mortgage loans of $75,221,000, net proceeds from stock options exercised by employees and directors of $1,752,000, and refund of loan costs of $485,000.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties.  For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the  economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 89% of our real estate investments served as collateral for our existing indebtedness as of March 31, 2003. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

In May 2001, we renewed our revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55% depending on our leverage level.  In September 2002, we obtained an additional $40 million unsecured bridge facility with a six-month term, two three-month options to extend, and an interest rate of LIBOR plus 1.55%.  As of March 31, 2003, the facilities had a total outstanding balance of $98,376,000 and an effective interest rate of 3.46%.

In March 2003, we obtained a $48,500,000 new mortgage from Teachers Insurance and Annuity Association of America.  The loan has a ten-year term and carries a fixed interest rate of 5.60%.  Proceeds from the mortgage financing were used to pay down a portion of the outstanding balance of our lines of credit and to replace an $18,000,000 mortgage from Prudential Insurance Company of America, which matured in March 2003 and carried a fixed interest rate of 7.02%.

Mortgage loans payable at March 31, 2003 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of March 31, 2003	Balance
Union Bank	November 19, 2004	3.16%(1)	$ 21,096
Union Bank	January 1, 2005	6.00%(2)	4,364
TIAA-CREF	June 1, 2005	7.17%	25,659
Security Life of Denver Insurance Company	August 1, 2005	2.74%(3)	22,049
Security Life of Denver Insurance Company	August 1, 2005	2.74%(3)	3,419
Nationwide Life Insurance	November 1, 2005	4.61%	22,438
Prudential Insurance	July 31, 2006	8.90%	7,877
Prudential Insurance	July 31, 2006	6.91%	18,994
TIAA-CREF	December 1, 2006	7.95%	21,109
TIAA-CREF	June 1, 2007	7.17%	34,900
TIAA-CREF	June 1, 2009	7.17%	40,763
Washington Mutual	August 1, 2011	4.92%(4)	17,289
TIAA-CREF	April 1, 2013	5.60%	48,500
	Total		$288,457

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at an all-in rate of 3.16% and expires on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

We were in compliance with the various covenants and other requirements of our debt financing instruments during the quarter ended March 31, 2003.  We anticipate that the cash flow generated by our real estate investments and funds available under the credit facility will be sufficient to meet our short-term liquidity requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at March 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank Loan Payable	$22,000	$ 76,376	$ -	$ -	$ 98,376
Mortgage Loans Payable	6,356	105,069	82,190	94,842	288,457
Construction Contract Commitments	272	-	-	-	272
Standby Letters of Credit	6,219	443	-	-	6,662
Total	$34,847	$181,888	$82,190	$94,842	$393,767

RELATED PARTY TRANSACTIONS

In prior years, we used Bedford Acquisitions, Inc. (“BAI”), a corporation wholly owned by our Chairman of the Board and Chief Executive Officer, Peter Bedford, to provide services for our acquisition, disposition, financing and development activities.  These services were provided under an agreement that was terminated on July 1, 2002.  Upon termination of the agreement, we hired the employees of BAI.

Fees incurred for services provided during the three months ended March 31, 2002 were expensed in the accompanying income statement to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.   During the three months ended March 31, 2002, we paid BAI approximately $1,345,000 for acquisition, disposition, financing, and development activities provided pursuant to the agreement.  As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner.  During the three months ended March 31, 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $26,000.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2003 and 2002, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

As of March 31, 2003, approximately 53% of our total annualized base rent was generated by our properties located in the State of California.  As a result of this geographic concentration, the performance of the commercial real estate markets and the local economies in various areas within California could affect the value of these properties and the rental income from these properties and, in turn, our results of operations.  In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

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

Historically, we have had tenants leasing space in our properties who occasionally have been delinquent in their payments.  Although we have devoted significant resources to try to minimize these delinquencies, as recently as March 2003 approximately 2% of our current month rental payments were collected more than 10 days past their due date.  As substantially all of our income is derived from rental income from real property, our results of operations and ability to make distributions to stockholders would suffer if a number of our tenants or one or more of our significant tenants were unable to meet their obligations to us on a timely basis.

We could experience a reduction in rental income if we are unable to renew or relet space on expiring leases on current lease terms, or at all.

If the rental rates upon reletting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer.  As of March 31, 2003, leases representing 9%, 23%, 25% and 13% of our total annualized base rent were scheduled to expire during 2003, 2004, 2005, and 2006, respectively.  We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be relet, or the terms of renewal or reletting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms.  We could face difficulty in reletting our space on commercially acceptable terms when it becomes available.  In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.  Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by construction of tenant improvements required by renewing or new tenants.  If we are unable to promptly renew leases or relet space or to fund expenses relating to tenant turnover, or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 44% of our base rent, and the loss of one or more of these tenants could adversely affect our results of operations.

As of March 31, 2003, our 25 largest tenants accounted for approximately 44% of our total annualized base rent.  If we were to lose any one or more of these tenants, or if any one or more of these tenants were to declare bankruptcy or to fail to make rental payments when due, our results of operations could be harmed and our ability to make distributions to our stockholders could be compromised.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of such tenant’s lease and cause a reduction in our cash flow.  During the three months ended March 31, 2003, two of our tenants, representing less than 1% of our base rent, filed for bankruptcy.  In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  The default, bankruptcy or insolvency of a major tenant may have an adverse effect on us and our ability to pay dividends to our stockholders.  Any failure of our tenants to affirm their leases following bankruptcy could reduce our funds from operations.

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

We have elected to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code (the "Code").  We believe that we have satisfied the REIT qualification requirements since 1985.  However, the IRS could challenge our REIT qualification for taxable years still subject to audit, and we may fail to qualify as a REIT in the future.

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

To maintain REIT status, we are required each year to distribute to our stockholders at least 90% of our taxable income, excluding net capital gains.  In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for the calendar year plus any amount of such income not distributed in prior years.  Although we anticipate that cash flow from operations will be sufficient to pay our operating expenses and meet the distribution requirements, we cannot assure you that this will occur, and we may need to incur borrowings or otherwise obtain funds to satisfy the distribution requirements associated with maintaining the REIT qualification.  In addition, differences in timing between the receipt of income and payment of expenses in arriving at our taxable income could require us to incur borrowings or otherwise obtain funds to meet the distribution requirements necessary to maintain qualification as a REIT.  We cannot assure you that we will be able to borrow funds or otherwise obtain funds if and when necessary to satisfy these requirements.

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

Our properties are, and any properties we may acquire in the future will be, subject to various other federal, state and local regulatory requirements, including local building codes.  Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.  We believe that our properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at properties owned by us may be necessary to comply with changes in these laws.  Although no material expenditures are contemplated at this time to comply with any laws or regulations, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us, which could harm us and our ability to make distributions to our stockholders.  Similarly, changes in laws increasing the potential liability for environmental conditions existing on our properties could result in significant unanticipated expenditures.

Our $150 million credit agreement and some of our mortgage loans are collateralized by approximately 89% of our total real estate assets, and in the event of default under these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of March 31, 2003, our $150 million credit facility had an outstanding balance of $76.4 million, and we had other floating rate loans and our $40 million bridge facility which totaled $90.2 million.  Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate.  In that regard, our results of operations for the last year have benefited from low levels of interest rates that are currently at or near historic lows.  Should this trend in interest rates reverse itself, our operating results would be harmed.  As of March 31, 2003, our $150 million credit facility was secured by mortgages on 25 properties that accounted for approximately 27% of our annualized base rent, along with the rental proceeds from such properties.  As of March 31, 2003, these 25 properties comprised approximately 29% of our total real estate assets.  While the $40 million bridge facility is unsecured, we have assigned all sale or refinancing proceeds on a property that accounts for approximately 5% of our annualized base rent and 5% of our total real estate assets.  In addition, our fixed rate mortgage loans were in the aggregate approximately $220.2 million as of March 31, 2003.  All of our mortgage loans were collateralized by 55 properties that accounted for approximately 64% of our annualized base rent and approximately 60% of our total real estate assets.  If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness.  In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness.  Any default or acceleration could adversely affect us and jeopardize our qualification as a REIT and threaten our continued viability.

Our credit facility limits our ability to repurchase and retire shares of our Common Stock, and the discontinuation of our share buy back program could result in a decrease of our stock price.

Since November 1998, we have repurchased a total of 7,623,812 shares of our Common Stock for a total of approximately $140 million, at an average price of $18.34 per share.  This represents approximately 34% of the shares outstanding since November 1998 when we began implementing our share buy back program.  However, our credit facility limits our ability to continue to repurchase such shares by imposing a minimum net worth requirement of $255 million.  As of March 31, 2003, our net worth was approximately $276 million.  If we are forced to discontinue our share buy back program as a result of these limitations, one of the primary drivers behind our historical increases in our stock price will be removed.

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

We have significant debt service obligations.  As of March 31, 2003, we had total liabilities of approximately $416.6 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $275.6 million.  Payments to service this debt totaled approximately $7.0 million during the three months of 2003.  Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on or other amounts due in respect of our indebtedness.  In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in our indebtedness documents.

An increase in market interest rates could also have an adverse effect on the price of our Common Stock.

One of the factors that may influence the market price of the shares of Common Stock in public markets will be the annual dividend yield on the price paid for shares of Common Stock as compared to yields on other financial instruments.  An increase in market interest rates may lead prospective purchasers of the Common Stock to seek a higher annual yield from their investments, which may adversely affect the market price of the Common Stock.  As of March 31, 2003, interest rates in the U.S. were at or near their historic lows.

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

FINANCIAL PERFORMANCE

Although Funds From Operations, or FFO, is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT.  FFO during the three months ended March 31, 2003 was $12,582,000.  During the same period in 2002, FFO was $12,476,000.  Presentation of this information provides the reader with an additional measure to compare the performance of REITs.  FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We computed our FFO in accordance with this definition.  FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.   Further, FFO as disclosed by other REITs may not be comparable to our presentation.  The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income (loss).  The following table sets forth a reconciliation of the differences between our FFO and our net income for each of the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31
	2003	2002
Funds From Operations (in thousands, except share amounts):
Net income	$ 7,672	$ 8,375
Adjustments: Depreciation and amortization: Continuing operations	4,910	3,752
Discontinued operations	-	349
Funds From Operations	$12,582	$12,476
Weighted average number of shares – diluted	16,370,146	16,589,831

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

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending March 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Variable rate LIBOR debt	$24,091	$102,651	$24,429	$ 686	$ 720	$14,016	$166,593	$166,593
Weighted average interest rate	3.47%	3.51%	2.79%	4.92%	4.92%	4.92%	3.53%	3.53%
Fixed rate debt	$ 4,265	$ 4,619	$49,747	$47,196	$33,587	$80,826	$220,240	$227,367
Weighted average interest rate	6.79%	6.79%	6.06%	7.64%	7.13%	6.30%	6.68%	5.75%

As the table incorporates only those exposures that existed as of March 31, 2003, it does not consider those exposures or positions which could arise after that date.  Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

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

10.48*

Promissory Note dated as of March 28, 2003 between Bedford Property Investors, Inc. as Borrower and Teachers Insurance and Annuity Association of America as Lender.

99.11*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

99.12*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

B.

Reports on Form 8-K

On March 20, 2003, we filed a report on Form 8-K announcing a change in our certifying accountant from KPMG LLP to PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:      May 9, 2003

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003

/s/ Hanh Kihara

Hanh Kihara
Chief Financial Officer