Form 10-Q
period 2003-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2003-08-08
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

           Class

Outstanding as of August 5, 2003

Common Stock, $0.02 par value

16,564,729

Series A Cumulative Redeemable Preferred

   Stock, $0.01 par value

805,000

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

Statement

1

Balance Sheets as of June 30, 2003

and December 31, 2002 (Unaudited)

2

Statements of Income for the three and six months ended

June 30, 2003 and 2002 (Unaudited)

3

Statements of Stockholders' Equity for the

six months ended June 30, 2003 (Unaudited)

4

Statements of Cash Flows for the six months ended

June 30, 2003 and 2002 (Unaudited)

5

Notes to Financial Statements

6-16

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

17-33

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

34

Item 4.  Controls and Procedures

34

PART II.  OTHER INFORMATION

Items 1 - 6

35-37

SIGNATURES

38

EXHIBIT INDEX

39

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

BEDFORD PROPERTY INVESTORS, INC.

BALANCE SHEETS

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
Assets: Real estate investments:
Industrial buildings	$376,049	$372,105
Office buildings	338,822	336,472
Properties under development	-	2,864
Land held for development	13,882	13,747
	728,753	725,188
Less accumulated depreciation	71,314	62,562
Total real estate investments	657,439	662,626
Cash and cash equivalents	5,264	3,727
Other assets	26,844	27,978
	$689,547	$694,331
Liabilities and Stockholders' Equity:
Bank loans payable	$ 98,376	$124,681
Mortgage loans payable	286,941	259,496
Accounts payable and accrued expenses	5,262	10,173
Dividends payable	8,282	8,222
Other liabilities	14,685	15,702
Total liabilities	413,546	418,274
Commitments and contingencies (Note 8)
Stockholders' equity: Common stock, par value $0.02 per share; authorized 50,000,000 shares; issued and outstanding 16,564,605 shares in 2003 and 16,443,664 shares in 2002	331	329
Additional paid-in capital	297,122	293,864
Deferred stock compensation	(6,349)	(4,622)
Accumulated dividends in excess of net income	(15,103)	(13,514)
Total stockholders' equity	276,001	276,057
	$689,547	$694,331

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Six Months
	2003	2002	2003	2002
Property operations: Rental income	$ 26,508	$ 24,323	$ 53,461	$ 48,127
Rental expenses: Operating expenses	4,867	4,147	9,443	8,105
Real estate taxes	2,690	2,260	5,369	4,345
Depreciation and amortization	4,995	4,077	9,904	7,828
Income from property operations	13,956	13,839	28,745	27,849
General and administrative expenses	(1,251)	(1,052)	(2,935)	(2,031)
Interest income	33	49	72	85
Interest expense	(5,436)	(4,844)	(10,908)	(9,769)
Income from continuing operations	7,302	7,992	14,974	16,134
Discontinued operations: Income from operating properties sold, net	-	267	-	500
Gain on sale of operating properties	-	1,798	-	1,798
Income from discontinued operations	-	2,065	-	2,298
Net income	$ 7,302	$ 10,057	$ 14,974	$ 18,432
Earnings per share – basic: Income from continuing operations	$ 0.45	$ 0.49	$ 0.93	$ 1.00
Income from discontinued operations	-	0.13	-	0.14
Earnings per share - basic	$ 0.45	$ 0.62	$ 0.93	$ 1.14
Weighted average number of shares - basic	16,126,098	16,249,105	16,102,628	16,223,388
Earnings per share – diluted: Income from continuing operations	$ 0.44	$ 0.48	$ 0.91	$ 0.97
Income from discontinued operations	-	0.12	-	0.14
Earnings per share - diluted	$ 0.44	$ 0.60	$ 0.91	$ 1.11
Weighted average number of shares – diluted	16,423,089	16,637,353	16,412,916	16,605,650

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

(in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Deferred stock compensation	Accumulated dividends in excess of net income	Total stockholders' equity
Balance, December 31, 2002	$329	$293,864	$(4,622)	$(13,514)	$276,057
Issuance of common stock	2	3,008	-	-	3,010
Repurchase and retirement of common stock	(2)	(2,761)	-	-	(2,763)
Stock option expense	-	97	-	-	97
Issuance of restricted stock	2	2,935	(2,937)	-	-
Forfeiture of restricted stock	-	(21)	21	-	-
Amortization of restricted stock	-	-	1,189	-	1,189
Dividends to common stockholders ($1.00 per share)	-	-	-	(16,563)	(16,563)
Net income	-	-	-	14,974	14,974
Balance, June 30, 2003	$331	$297,122	$(6,349)	$(15,103)	$276,001

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

( in thousands)

	2003	2002
Operating Activities: Net income	$ 14,974	$ 18,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	10,847	8,990
Gain on sale of operating properties	-	(1,798)
Amortization of deferred compensation	1,189	1,040
Stock compensation expense	97	-
Uncollectible accounts expense	36	257
Change in other assets	(1,121)	(2,109)
Change in accounts payable and accrued expenses	(4,784)	(3,955)
Change in other liabilities	(1,017)	(1,148)
Net cash provided by operating activities	20,221	19,709
Investing Activities: Investments in real estate	(3,565)	(4,968)
Proceeds from sales of real estate investments, net	-	19,081
Contract retention paid, net	(127)	(774)
Net cash (used) provided by investing activities	(3,692)	13,339
Financing Activities: Proceeds from bank loans payable, net of loan costs	35,477	16,270
Repayments of bank loans payable	(61,986)	(30,732)
Refund of loan costs	493	2
Proceeds from mortgage loans payable, net of loan costs	48,335	-
Repayments of mortgage loans payable	(21,055)	(2,511)
Issuance of common stock	3,010	1,273
Repurchase and retirement of common stock	(2,763)	(599)
Redemption of Operating Partnership Units	-	(202)
Payment of dividends and distributions	(16,503)	(15,971)
Net cash used by financing activities	(14,992)	(32,470)
Net increase in cash and cash equivalents	1,537	578
Cash and cash equivalents at beginning of period	3,727	5,512
Cash and cash equivalents at end of period	$ 5,264	$ 6,090
Supplemental disclosure of cash flow information: Cash paid during the year for interest, net of amounts capitalized of $76 in 2003 and $526 in 2002	$ 10,137	$ 9,710
Cash paid during the year for income taxes	$ 300	$ -
Non-cash investing and financing transactions: Redemption of Operating Partnership Units paid in common stock	$ -	$ (1,483)
Investment in real estate assets	$ -	$ 550
Minority interest in consolidated partnership	$ -	$ 933

See accompanying notes to financial statements

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2003

Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (“REIT”) formed in 1993 as a Maryland corporation.  We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties concentrated in the western United States.  Our common stock, par value $0.02 per share (the “Common Stock”), trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.

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

Stock-Based Compensation

In prior years, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) 25 and all related interpretations.  As of January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The impact of adopting SFAS 148 was an increase in compensation expense of $43,000 and $97,000 in the three and six months ended June 30, 2003, respectively.

If we had determined compensation costs for the stock options granted to employees consistent with SFAS 123 during the three and six months ended June 30, 2002, our net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Net income:
As reported	$10,057	$18,432
Less: compensation expense per SFAS 123	56	112
Pro forma	$10,001	$18,320

Earnings per share – basic:
As reported	$ 0.62	$ 1.14
Less: compensation expense per SFAS 123	-	0.01
Pro forma	$ 0.62	$ 1.13

Earnings per share – diluted:
As reported	$ 0.60	$ 1.11
Less: compensation expense per SFAS 123	-	0.01
Pro forma	$ 0.60	$ 1.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively:

	2003	2002
Weighted average fair value of options granted during the year	$1.45	$1.94

Assumptions: Risk-free interest rate	2.5%	4.0%
Dividend yield	7.3%	7.2%
Volatility factors of the expected market price of the Common Stock	0.18	0.18
Weighted average expected life of the options	4.3 years	4.3 years

Per Share Data

Per share data are based on the weighted average number of shares of Common Stock outstanding during the year.  We include stock options issued under our stock option plans, non-vested restricted stock, and the Operating Partnership (“OP”) Units of Bedford Realty Partners, L.P. (prior to their redemption on January 15, 2002) in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.  It requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.  The adoption of this pronouncement did not have any impact on our financial position or results of operations.

In January 2003, the FASB issued SFAS Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.”  FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this pronouncement will not have any impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  We do not expect the adoption of the pronouncement to have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

 Note 2 – Real Estate Investments

As of June 30, 2003, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	57	$376,049	52%
Office buildings	30	338,822	46%
Land held for development	11	13,882	2%
Total	98	$728,753	100%

The following table sets forth our real estate investments at June 30, 2003 and December 31, 2002 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 68,084	$139,106	$ -	$20,057	$187,133
Arizona	22,196	73,859	-	8,875	87,180
Southern California	17,235	41,368	-	6,530	52,073
Northwest	3,408	10,793	-	2,777	11,424
Total industrial buildings	110,923	265,126	-	38,239	337,810
Office buildings Northern California	6,073	25,440	-	3,491	28,022
Arizona	10,588	25,716	-	3,241	33,063
Southern California	9,340	22,099	-	3,196	28,243
Northwest	16,669	100,388	-	12,314	104,743
Colorado	13,706	95,485	-	9,165	100,026
Nevada	2,102	11,216	-	1,668	11,650
Total office buildings	58,478	280,344	-	33,075	305,747
Land held for development Northern California	5,816	-	-	-	5,816
Arizona	637	-	-	-	637
Southern California	2,347	-	-	-	2,347
Northwest	1,137	-	-	-	1,137
Colorado	3,945	-	-	-	3,945
Total land held for development	13,882	-	-	-	13,882
Total as of June 30, 2003	$183,283	$545,470	$ -	$71,314	$657,439
Total as of December 31, 2002	$182,310	$540,014	$ 2,864	$62,562	$662,626

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

Note 3.  Debt

Bank Loans Payable

We currently have a revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement.  As of June 30, 2003, the $150 million facility was secured by our interests in 25 properties, which collectively accounted for approximately 27% of our annualized base rent for 2003 and approximately 29% of our total real estate assets at June 30, 2003.

We also maintain a $40 million unsecured bridge facility with Bank of America, which carries an interest rate of LIBOR plus 1.55%.  On February 10, 2003, we exercised an option to extend the loan for an additional three-month period beginning March 10, 2003.  In March 2003, we paid down $18 million of this credit facility with a portion of the proceeds from our new mortgage from Teachers Insurance and Annuity Association of America described below, leaving a remaining balance of $22 million as of June 30, 2003.  On May 27, 2003, we exercised our second and final option to extend this loan for a three-month period.  The loan will mature on September 10, 2003.

As of June 30, 2003, these facilities had a total outstanding balance of $98,376,000 and an effective interest rate of 2.86%.  The daily weighted average outstanding balances were $115,791,000 and $78,460,000 for the six months ended June 30, 2003 and 2002, respectively.  The weighted average annual interest rates under the credit facilities in each of these periods were 3.39% and 4.84%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (“FFO”).  We were in compliance with the various covenants and requirements of our credit facilities during the six months ended June 30, 2003 and during the year ended December 31, 2002.

Mortgage Loans Payable

In March 2003, we obtained a new $48,500,000 mortgage from Teachers Insurance and Annuity Association of America.  The loan has a ten-year term and carries a fixed interest rate of 5.60%.  It is collateralized by five of our properties representing approximately 8% of our annualized base rent for 2003 and approximately 7% of our total real estate assets at June 30, 2003.  Proceeds from the mortgage financing were used to pay down a portion of the outstanding balance of our lines of credit and to replace an $18,000,000 mortgage from Prudential Insurance Company of America, which matured in March 2003 and carried a fixed interest rate of 7.02%.

Mortgage loans payable at June 30, 2003 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of June 30, 2003	Balance
Union Bank	November 19, 2004	3.16%(1)	$ 20,956
Union Bank	January 1, 2005	6.00%(2)	4,340
TIAA-CREF	June 1, 2005	7.17%	25,529
Security Life of Denver Insurance Company	August 1, 2005	2.72%(3)	21,870
Security Life of Denver Insurance Company	August 1, 2005	2.72%(3)	3,391
Nationwide Life Insurance	November 1, 2005	4.61%	22,315
Prudential Insurance	July 31, 2006	8.90%	7,820
Prudential Insurance	July 31, 2006	6.91%	18,882
TIAA-CREF	December 1, 2006	7.95%	21,017
TIAA-CREF	June 1, 2007	7.17%	34,724
TIAA-CREF	June 1, 2009	7.17%	40,557
Washington Mutual	August 1, 2011	4.92%(4)	17,144
TIAA-CREF	April 1, 2013	5.60%	48,396
	Total		$286,941

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at an all-in rate of 3.16% and expires on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).  Effective July 3, 2003, the floating interest rate was swapped to a fixed rate of 2.995% until maturity.

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collateralized by our interests in 55 properties, which collectively accounted for approximately 63% of our annualized base rents for 2003 and approximately 60% of our total real estate assets at June 30, 2003.  We were in compliance with the covenants and requirements of our various mortgages during the six months ended June 30, 2003 and during the year ended December 31, 2002.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending June 30 (in thousands):

2004	$ 6,504
2005	55,221
2006	49,340
2007	79,035
2008	2,686
Thereafter	94,155
Total	$286,941

Note 4.  Discontinued Operations

In accordance with SFAS 144, income from properties sold during the period from January 1, 2002 through December 31, 2002 are presented in the income statement as discontinued operations for the three and six months ended June 30, 2002.  Income from operating properties sold, net includes an allocation of interest expense based on the percentage of the cost basis of properties sold to the cost basis of total real estate assets as of June 30, 2002.  The following schedule presents the calculation of income from operating properties sold, net (in thousands):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Rental income	$ 686	$1,731
Rental expenses
Operating expenses	142	267
Real estate taxes	48	152
Depreciation and amortization	96	445

Income from property operations	400	867

Interest expense	(133)	(367)

Income from operating properties sold, net	$ 267	$ 500

 Note 5.  Segment Disclosure

We have five reportable segments organized by the regions in which we own properties as follows: Northern California (Northern California and Nevada), Arizona, Southern California, Northwest (greater Seattle, Washington and Portland, Oregon) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based upon income from property operations from the combined properties in each segment.

	For the six months ended June 30, 2003 (in thousands, except percentages)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 20,740	$ 9,282	$ 7,026	$ 9,312	$ 7,101	$ -	$ 53,461
Operating expenses and real estate taxes	4,538	2,953	1,430	2,880	3,011	-	14,812
Depreciation and amortization	3,248	1,902	1,135	1,912	1,707	-	9,904
Income from property operations	12,954	4,427	4,461	4,520	2,383	-	28,745
General and administrative expenses	-	-	-	-	-	(2,935)	(2,935)
Interest income (1)	15	-	-	12	-	45	72
Interest expense	-	-	-	-	-	(10,908)	(10,908)
Net income (loss)	$ 12,969	$ 4,427	$ 4,461	$ 4,532	$ 2,383	$(13,798)	$ 14,974
Percent of income from property operations	45%	15%	16%	16%	8%	-	100%
Real estate investments	$257,837	$132,996	$ 92,387	$132,397	$113,136	$ -	$728,753
Additions of real estate investments	$ 884	$ 218	$ 432	$ 278	$ 1,753	$ -	$ 3,565
Total assets	$271,354	$115,386	$108,389	$119,058	$ 74,005	$ 1,355	$689,547

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

	For the six months ended June 30, 2002 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 17,526	$ 7,334	$ 6,582	$ 9,671	$ 7,014	$ -	$ 48,127
Operating expenses and real estate taxes	3,676	2,084	1,228	2,825	2,637	-	12,450
Depreciation and amortization	2,408	1,395	942	1,867	1,216	-	7,828
Income from property operations	11,442	3,855	4,412	4,979	3,161	-	27,849
General and administrative expenses	-	-	-	-	-	(2,031)	(2,031)
Interest income(1)	12	-	-	8	-	65	85
Interest expense	-	-	-	-	-	(9,769)	(9,769)
Income (loss) from continuing operations	11,454	3,855	4,412	4,987	3,161	(11,735)	16,134
Discontinued operations: Income from operating properties sold, net	119	115	266	-	-	-	500
Gain on sale of operating properties	-	1,475	323	-	-	-	1,798
Income from discontinued operations	119	1,590	589	-	-	-	2,298
Net income (loss)	$ 11,573	$ 5,445	$ 5,001	$ 4,987	$ 3,161	$(11,735)	$ 18,432
Percent of income from property operations	41%	14%	16%	18%	11%	-	100%
Real estate investments	$208,626	$103,383	$ 89,539	$130,910	$109,041	$ -	$641,499
Additions (dispositions) of real estate investments	$ 675	$ (5,507)	$ (9,489)	$ 144	$ 1,614	$ -	$(12,563)
Total assets	$219,870	$100,212	$101,972	$114,035	$ 75,488	$ 1,084	$612,661

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 6.  Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic:
Income from continuing operations	$ 7,302	$ 7,992	$ 14,974	$ 16,134
Income from discontinued operations	-	2,065	-	2,298
Net income for basic earnings per share	$ 7,302	$ 10,057	$ 14,974	$ 18,432
Weighted average number of shares – basic	16,126,098	16,249,105	16,102,628	16,223,388
Earnings per share:
Income from continuing operations	$ 0.45	$ 0.49	$ 0.93	$ 1.00
Income from discontinued operations	-	0.13	-	0.14
Earnings per share – basic	$ 0.45	$ 0.62	$ 0.93	$ 1.14
Diluted:
Income from continuing operations	$ 7,302	$ 7,992	$ 14,974	$ 16,134
Income from discontinued operations	-	2,065	-	2,298
Net income for diluted earnings per share	$ 7,302	$ 10,057	$ 14,974	$ 18,432
Weighted average number of shares – basic	16,126,098	16,249,105	16,102,628	16,223,388
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	163,179	226,958	161,888	209,507
Weighted average shares issuable upon the conversion of Operating Partnership Units	-	-	-	5,574
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	133,812	161,290	148,400	167,181
Weighted average number of shares – diluted	16,423,089	16,637,353	16,412,916	16,605,650
Earnings per share:
Income from continuing operations	$ 0.44	$ 0.48	$ 0.91	$ 0.97
Income from discontinued operations	-	0.12	-	0.14
Earnings per share – diluted	$ 0.44	$ 0.60	$ 0.91	$ 1.11

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

Fees incurred for services provided during the three and six months ended June 30, 2002 were expensed in the accompanying statements of income to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.   During the three and six months ended June 30, 2002, we paid BAI approximately $440,000 and $1,785,000, respectively, for acquisition, disposition, financing, and development activities provided pursuant to the agreement.  As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner.  During the three and six months ended June 30, 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $54,000 and $80,000, respectively.

Note 8.  Commitments and Contingencies

As of June 30, 2003, we had outstanding contractual construction commitments of approximately $531,000 relating to development in progress and tenant improvements on recently developed properties.  We had outstanding undrawn letters of credit against our credit facility of approximately $6,177,000 as of June 30, 2003.

From time to time, we are subject to legal claims in the ordinary course of business.  We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 9.  Subsequent Events

In July 2003, we entered into an interest swap agreement with Bank of America, N.A. on our two floating-rate mortgages with Security Life of Denver Insurance Company.  The agreement, which commenced on July 3, 2003 and terminates on August 31, 2005, exchanges a floating rate of 30-day LIBOR plus 1.40% for a fixed rate of 2.995% on a notional amount of $24.5 million for the first 6 months, $23.5 million in 2004, and $23.0 million in 2005 through the expiration date.

On August 5, 2003, we closed a private placement of $40,250,000 of our 8.75% Series A Cumulative Redeemable Preferred Stock.  The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  We will pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year.  Dividends on the shares will be payable quarterly in arrears, beginning on October 15, 2003.  The shares have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and will not be convertible into any other securities.  The shares will be redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.  We ultimately intend to use the net proceeds from the offering to finance the potential acquisition or development of properties and for other general corporate uses, which may include opportunistic repurchases of our outstanding common shares from time to time.   In the interim, the net proceeds were used to pay off the outstanding balance of our unsecured bridge facility and to pay down a portion of our $150 million line of credit.  Future acquisitions will be funded by borrowings under the $150 million revolving credit facility.

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

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," using the modified prospective method as prescribed in SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123."  The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994.  The impact of adopting SFAS 148 was an increase in compensation expense of $43,000 and $97,000 in the three and six months ended June 30, 2003, respectively.

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

Qualification as a REIT

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code").  A REIT is generally not subject to federal income tax on that portion of real estate investment trust taxable income ("Taxable Income") that is distributed to stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met.  If we were to fail to qualify as a REIT, we would be, among other things, required to provide for federal income taxes on our income and reduce the level of distributions made to our stockholders.

RESULTS OF OPERATIONS

Our operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the six months ended June 30, 2003 when compared with the same period in 2002 were due primarily to the acquisition, development and sale of operating properties during the following periods:

	Activities from January 1, 2002 to June 30, 2002		Activities from July 1, 2002 to June 30, 2003
	Number of Properties	Square Feet	Number of Properties	Square Feet
Acquisitions Industrial	-	-	4	544,000
Development Industrial	1	42,000	-	-
Sales* Industrial	5	262,000	2	52,000
Office	-	-	1	50,000
	5	262,000	3	102,000

*  Income from Property Operations for 2002 sales has been recorded as discontinued operations and is excluded from the comparisons of Income from Property Operations, Rental Income, and Rental Expenses discussed below.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $117,000 or 1% in 2003 compared with 2002.  This increase is attributable to an increase in rental income of $2,185,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $2,068,000.

Rental Income

The net increase in rental income of $2,185,000 is primarily attributable to property acquisitions and development activities, partially offset by a decrease in rental income on existing properties.  Acquired properties contributed an additional $2,307,000 to rental income in 2003 as compared to 2002.  Development activities increased rental income by $82,000.  A decrease in termination fee income primarily contributed to a decrease in rental income on existing properties of $204,000.

Rental Expenses

The net increase in rental expenses of $2,068,000 is primarily attributable to increased operating expense, property acquisitions, and development activities.  An increase in depreciation, property management costs, landscaping, and property taxes contributed to an increase in operating expenses of $1,122,000.  Acquired properties contributed an additional $873,000 to rental expenses in 2003 as compared to 2002.  Development activities increased rental expenses by $73,000.

General and Administrative Expenses

General and administrative expenses increased $199,000 or 19% in 2003 compared with 2002, primarily as a result of increased compensation costs associated with hiring the employees of Bedford Acquisitions, Inc. (see “–Related Party Transactions”) and increased legal and accounting fees, offset by the reversal of the bonus accrual of $192,000 recorded in the first quarter of 2003.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $592,000 or 12% in 2003 compared with 2002.  The increase is attributable to a higher level of weighted average outstanding debt in 2003 due to share repurchases and the funding of property acquisitions in the third quarter of 2002, offset by lower interest rates on variable rate debt.  The amortization of loan fees was $384,000 and $293,000 in 2003 and 2002, respectively.  The increase in amortization of loan fees is primarily due to loan fees paid in connection with the $40 million bridge facility in September 2002, the $22.6 million mortgage in October 2002, and the $48.5 million mortgage in March 2003.

Discontinued Operations

Income from operating properties sold as presented in the income statement for the three months ended June 30, 2002 consists of income generated during that period for properties sold during the year 2002.

Dividends

Common stock dividends to stockholders declared for the second quarter of 2003 were $0.50 per share.  Common stock dividends to stockholders declared for the second quarter of 2002 were $0.48 per share.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $896,000 or 3% in 2003 compared with 2002.  This increase is attributable to an increase in rental income of $5,334,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $4,438,000.

Rental Income

The net increase in rental income of $5,334,000 is primarily attributable to property acquisitions, development activities, and higher rental income on existing properties.  Acquired properties contributed an additional $4,948,000 to rental income in 2003 as compared to 2002.  Development activities increased rental income by $225,000.  A lower level of bad debt expense contributed to the remaining increase in rental income of $161,000.

Rental Expenses

The net increase in rental expenses of $4,438,000 is primarily attributable to increased operating expenses, property acquisitions, and development activities.  Increases in depreciation, management costs, property taxes, and landscaping contributed to an increase in operating expenses of  $2,545,000.  Acquired properties contributed an additional $1,727,000 to rental expenses in 2003 as compared to 2002.  Development activities increased rental expenses by $166,000.

General and Administrative Expenses

General and administrative expenses increased $904,000 or 45% in 2003 compared with 2002, primarily as a result of increased compensation costs associated with hiring the employees of Bedford Acquisitions, Inc. (see “–Related Party Transactions”) and increased legal and accounting fees.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $1,139,000 or 12% in 2003 compared with 2002.  The increase is attributable to a higher level of weighted average outstanding debt in 2003 due to share repurchases and the funding of property acquisitions in the third quarter of 2002, offset by lower interest rates on variable rate debt.  The amortization of loan fees was $810,000 and $577,000 in 2003 and 2002, respectively.  The increase in amortization of loan fees is primarily due to loan fees paid in connection with the $40 million bridge facility in September 2002, the $22.6 million mortgage in October 2002, and the $48.5 million mortgage in March 2003.

Discontinued Operations

Income from operating properties sold as presented in the income statement for the six months ended June 30, 2002 consists of income generated during that period for properties sold during the year 2002.

Dividends

Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share.  Common stock dividends to stockholders declared for the first and second quarters of 2002 were $0.48 per share.    Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, share repurchases, development of properties, and dividends from:

-

cash flow from operations;

-

borrowings under our credit facility and, if available, other indebtedness which may include indebtedness assumed in acquisitions,

-

the sale of certain real estate investments; and

-

the net proceeds from the Series A preferred stock offering.

Cash Flows

Our cash and cash equivalents increased to $5,264,000 at June 30, 2003, from $3,727,000 at December 31, 2002.  This increase is due to $20,221,000 of cash provided by operations, offset by $3,692,000 used by investing activities and $14,992,000 used by financing activities.

Net cash of $20,221,000 provided by operating activities consisted primarily of $14,974,000 of net income and $12,169,000 of adjustments for non-cash items, offset by $6,922,000 used in working capital and other activities.  Net cash used in working capital and other activities resulted from purchases of other assets, and payments of accounts payable, accrued expenses, and other liabilities.

Net cash of $3,692,000 used by investing activities consisted of cash used for investments in real estate of $2,706,000 for operating properties and $986,000 for developed properties.  Investments in real estate include the cost of land, buildings, building improvements, and tenant improvements.  We expect to incur capital expenditures for our current portfolio of approximately $7,000,000 for the remainder of 2003.

Net cash used by financing activities of $14,992,000 consisted of repayments of bank borrowings and mortgage loans of $83,041,000, payment of dividends of $16,503,000, and the repurchase of 106,929 shares of our common stock for $2,763,000, offset by net proceeds from bank borrowings and mortgage loans of $83,812,000, net proceeds from stock options exercised by employees and directors of $3,010,000, and refund of loan costs of $493,000.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties.  For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the  economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 88% of our real estate investments served as collateral for our existing indebtedness as of June 30, 2003. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level.  We also maintain a $40 million unsecured bridge facility with Bank of America, which carries an interest rate of LIBOR plus 1.55%.  This facility had an outstanding balance of $22 million as of June 30, 2002 and matures on September 10, 2003.  As of June 30, 2003, the facilities had a total outstanding balance of $98,376,000 and an effective interest rate of 2.86%.

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

Mortgage loans payable at June 30, 2003 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of June 30, 2003	Balance
Union Bank	November 19, 2004	3.16%(1)	$ 20,956
Union Bank	January 1, 2005	6.00%(2)	4,340
TIAA-CREF	June 1, 2005	7.17%	25,529
Security Life of Denver Insurance Company	August 1, 2005	2.72%(3)	21,870
Security Life of Denver Insurance Company	August 1, 2005	2.72%(3)	3,391
Nationwide Life Insurance	November 1, 2005	4.61%	22,315
Prudential Insurance	July 31, 2006	8.90%	7,820
Prudential Insurance	July 31, 2006	6.91%	18,882
TIAA-CREF	December 1, 2006	7.95%	21,017
TIAA-CREF	June 1, 2007	7.17%	34,724
TIAA-CREF	June 1, 2009	7.17%	40,557
Washington Mutual	August 1, 2011	4.92%(4)	17,144
TIAA-CREF	April 1, 2013	5.60%	48,396
	Total		$286,941

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at an all-in rate of 3.16% and expires on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).  Effective July 3, 2003, the floating interest rate was swapped to a fixed rate of 2.995% until maturity.

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

We were in compliance with the various covenants and other requirements of our debt financing instruments during the six months ended June 30, 2003.  We anticipate that the cash flow generated by our real estate investments and funds available under the $150 million credit facility will be sufficient to meet our short-term liquidity requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at June 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank Loan Payable	$ 98,376	$ -	$ -	$ -	$ 98,376
Mortgage Loans Payable	6,504	104,561	81,721	94,155	286,941
Construction Contract Commitments	531	-	-	-	531
Standby Letters of Credit	6,177	-	-	-	6,177
Total	$111,588	$104,561	$81,721	$94,155	$392,025

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

Fees incurred for services provided during the three and six months ended June 30, 2002 were expensed in the accompanying income statement to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.   During the three and six months ended June 30, 2002, we paid BAI approximately $440,000 and $1,785,000, respectively, for acquisition, disposition, financing, and development activities provided pursuant to the agreement.  As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner.  During the three and six months ended June 30, 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $54,000 and $80,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends.  These factors include the following:

We could experience a reduction in rental income if we are unable to renew or relet space on expiring leases on current lease terms, or at all.

A significant portion of our leases are scheduled to expire in the near future.  As of June 30, 2003, leases representing 7%, 23%, 25% and 14% of our total annualized base rent were scheduled to expire during the remainder of 2003, 2004, 2005 and 2006, respectively.  If the rental rates upon reletting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer.  We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be relet, or the terms of renewal or reletting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms.  We could face difficulty in reletting our space on commercially acceptable terms when it becomes available.  In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.  Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms.  If we are unable to promptly renew leases or relet space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 44% of our base rent, and the loss of one or more of these tenants could harm our results of operations.

As of June 30, 2003, our 25 largest tenants accounted for approximately 44% of our total annualized base rent.  One of these tenants, representing approximately 4% of our base rent, has already notified us that they do not intend to renew when their lease expires in February 2004.  If we were to lose any one or more of these tenants, or if any one or more of these tenants were to declare bankruptcy or to fail to make rental payments when due, and we are unable to release this space on equivalent terms, our results of operations could be harmed and our ability to make distributions to our stockholders could be compromised.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of June 30, 2003, approximately 53% of our total annualized base rent was generated by our properties located in the State of California.  As a result of this geographic concentration, the performance of the commercial real estate markets and the local economies in various areas within California could affect the value of these properties and the rental income from these properties and, in turn, our results of operations.  In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for office and light industrial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 14% of our net operating income for the six months ended June 30, 2003 was generated by our office properties and flex industrial properties located in the greater San Francisco Bay Area.  As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy in general and the market for office space in the San Francisco Bay Area, in particular.  The market for this space in the San Francisco Bay Area is in the midst of one of the most severe downturns of the past several decades.  This downturn has been precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses, which during the past several years had been chiefly responsible for generating demand for and increased prices of local office properties.  In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived therefrom, and our ability to make distributions to our stockholders.

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

Real property investments are subject to numerous risks.  The yields available from an equity investment in real estate depend on the amount of income generated and costs incurred by the related properties.  If properties in which we invest do not generate sufficient income to meet costs, including debt service, tenant improvements, third-party leasing commissions and capital expenditures, our results of operations and ability to make distributions to our stockholders could suffer.  Revenues and values of our properties may also be harmed by a number of other factors, some of which are beyond our control, including:

-

the national economic climate;

-

the local economic climate;

-

local real estate conditions, including an oversupply of space or a reduction in demand for real estate in an area;

-

the attractiveness of our properties to tenants;

-

competition from other available space;

-

our ability to provide adequate maintenance and insurance to cover other operating costs, government regulations and changes in real estate, zoning or tax laws, and interest rate levels; and

-

the availability of financing and potential liabilities under environmental and other laws.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow.  During the six months ended June 30, 2003, three of our tenants, representing less than 1% of our base rent, filed for bankruptcy.  In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  The default, bankruptcy or insolvency of a major tenant may harm us and our ability to pay dividends to our stockholders.  Any failure of our tenants to affirm their leases following bankruptcy could reduce our funds from operations.

Our dependence on smaller businesses to rent office space could negatively affect our cash flow.

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

We may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties.  Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.  In the future, we expect the majority of our properties and portfolios of properties to be acquired on an “as is” basis, with limited recourse against the sellers.  In addition, our investments may fail to perform in accordance with our expectations.  Further, estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate.  To the extent that we acquire properties with substantial vacancies, as we have in the past, we may be unable to lease vacant space in a timely manner or at all, and the costs of obtaining tenants, including tenant improvements, lease concessions and brokerage commissions, could prove more costly than anticipated.

Real estate development is subject to other risks, including the following:

-

the risks of difficult and complicated construction projects;

-

the risks related to the use of contractors and subcontractors to perform all or substantially all construction activities;

-

the risk of development delays, unanticipated increases in construction costs, environmental issues and regulatory approvals; and

-

financial risks relating to financing and construction loan difficulties.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait a few years or more for a significant cash return to be realized.

We may abandon development opportunities resulting in direct expenses to us.

From time to time, we may invest significant time and resources exploring development opportunities that we subsequently decide are not in our best interest.  The costs of investigating these opportunities will still be considered a direct expense and may harm our financial condition.

Our uninsured or underinsured losses could result in a loss in value of our properties.

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage.  This coverage protects us against liability claims as well as the cost of legal defense.  We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income.  Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of 5% of total insurable value per building and respective rent loss with respect to earthquake coverage.  Additional excess earthquake coverage with an aggregate limit of $20 million is provided for property located in California, which represents approximately 53% of our portfolio’s annual base rent.  We also carry additional excess earthquake insurance with an aggregate limit of $10 million for property located in Washington.  Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable.  However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies.  In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

Further, some losses could exceed the limits of our insurance policies or could cause us to bear a substantial portion of those losses due to deductibles under those policies.  If we suffer an uninsured loss, we could lose both our invested capital in and anticipated cash flow from the property while being obligated to repay any outstanding indebtedness incurred to acquire the property.  In addition, a majority of our properties are located in areas that are subject to earthquake activity.  Although we have obtained earthquake insurance policies for all of our properties, if one or more properties sustain damage as a result of an earthquake, we may incur substantial losses up to the amount of the deductible under the earthquake policy and, additionally, to the extent that the damage exceeds the policy’s maximum coverage.  Although we have obtained owner’s title insurance policies for each of our properties, the title insurance may be in an amount less than the current market value of some of the properties.  If a title defect results in a loss that exceeds insured limits, we could lose all or part of our investment in, and anticipated gains, if any, from the property.  Further, the current insurance market is characterized by rising premium rates, increasing deductibles and more restrictive coverage language.  Continued increases in the costs of insurance coverage or increased limits or exclusions in insurance policy coverage could negatively affect our financial results.

If we fail to maintain our qualification as a REIT, we could experience adverse tax and other consequences, including the loss of deductibility of dividends in calculating our taxable income and the imposition of federal income tax at regular corporate rates.

We have elected to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  We believe that we have been organized and have operated in a manner so as to have satisfied the REIT qualification requirements since 1985.  However, the IRS could challenge our qualification as a REIT for taxable years still subject to audit and we may fail to qualify as a REIT in the future.

Qualification as a REIT involves the application of highly technical and complex tax provisions, and the determination of various factual matters and circumstances not entirely within our control may have an impact on our ability to maintain our qualification as a REIT.  For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.  In addition, we cannot assure you that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.  We are not aware of any proposal to amend the tax laws that would significantly and negatively affect our ability to continue to operate as a REIT.

If we fail to maintain our qualification as a REIT, or are found not to have qualified as a REIT for any prior year, we would not be entitled to deduct dividends paid to our stockholders and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.  In addition, unless entitled to statutory relief, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.  This treatment would reduce amounts available for investment or distribution to stockholders because of any additional tax liability for the year or years involved.  In addition, we would no longer be required by the Code to make any distributions.  As a result, disqualification as a REIT would harm us and our ability to make distributions to our stockholders.  To the extent that distributions to stockholders have been made in anticipation of our qualification as a REIT, we might be required to borrow funds or to liquidate investments to pay the applicable tax.

We must comply with strict income distribution requirements to maintain favorable tax treatment as a REIT.  If our cash flow is insufficient to meet our operating expenses and the distribution requirements, we may need to incur additional borrowings or otherwise obtain funds to satisfy these requirements.

To maintain REIT status, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains.  In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for the calendar year plus any amount of such income not distributed in prior years.  Although we anticipate that cash flow from operations will be sufficient to pay our operating expenses and meet the distribution requirements, we cannot assure you that this will occur and we may need to incur borrowings or otherwise obtain funds to satisfy the distribution requirements associated with maintaining the REIT qualification.  In addition, differences in timing between the receipt of income and payment of expenses in arriving at our taxable income could require us to incur borrowings or otherwise obtain funds to meet the distribution requirements necessary to maintain our qualification as a REIT.  We cannot assure you that we will be able to borrow funds or otherwise obtain funds if and when necessary to satisfy these requirements.

As a REIT, we are subject to complex constructive ownership rules that limit any holder to 9.8% in value of our outstanding common and preferred stock, taken together.  Any shares transferred in violation of this rule are subject to redemption by us and any such transaction is voidable.

To maintain REIT qualification, our charter provides that no holder is permitted to own more than 9.8% in value of our outstanding common and preferred stock, taken together, or more than 9.8% (in value or number) of our outstanding common stock.  In addition, no holder is permitted to own any shares of any class of our stock if that ownership would cause more than 50% in value of our outstanding common and preferred stock, taken together, to be owned by five or fewer individuals, would result in our stock being beneficially owned by less than 100 persons or would otherwise result in our failure to qualify as a REIT.  Acquisition or ownership of our common or preferred stock in violation of these restrictions results in automatic transfer of the stock to a trust for the benefit of a charitable beneficiary or, under specified circumstances, the violative transfer may be deemed void or we may choose to redeem the violative shares.  Peter B. Bedford is subject to higher ownership limitations than our other stockholders.  Specifically, Mr. Bedford is not permitted to own more than 15% of the lesser of the number or value of the outstanding shares of our common stock.

The ownership limitations described above are applied using the constructive ownership rules of the Code.  These rules are complex and may cause common or preferred stock owned beneficially or constructively by a group of related individuals and/or entities to be constructively owned by one individual or entity.  As a result, the acquisition of less than 9.8% of our outstanding common or preferred stock or the acquisition of an interest in an entity which owns our common or preferred stock by an individual or entity could cause that individual or entity or another individual or entity to constructively own stock in excess of the limits and subject that stock to the ownership restrictions in our charter.

We rely on the services of our key personnel, particularly our Chief Executive Officer, and their expertise and knowledge of our business and expertise would be difficult to replace.

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

The commercial real estate industry is highly competitive, and we compete with companies, including REITs, that may be able to purchase properties at lower capitalization rates than would be accretive for us.

We seek to grow our asset base through the acquisition of industrial and suburban office properties and portfolios of these properties as well as through the development of new industrial and suburban office properties.  Many real estate companies, including other REITs, compete with us in making bids to acquire new properties.  The level of competition to acquire income-producing properties is largely measured by the capitalization rates at which properties are trading.  The capitalization rate is the annual yield that property produces on the investment.  Currently, capitalization rates are low due to the amount of capital available for investment and attractive debt financing terms.  As a result, we may not be able to compete effectively with companies, including REITs, that may be able to purchase properties at lower capitalization rates than would be accretive for us.

Many of our properties are located in markets with an oversupply of space, and our ability to compete effectively with other properties to attract tenants may be limited to the extent that competing properties may be newer, better capitalized or in more desirable locations than our properties.

Numerous industrial and suburban office properties compete with our properties in attracting tenants.  Some of these competing properties are newer, better located or better capitalized than our properties.  Many of our investments are located in markets that have a significant supply of available space, resulting in intense competition for tenants and lower rents.  We believe the oversupply of available space relative to demand is likely to increase in the near to intermediate term due to the softening U.S. economy.  The number of competitive properties in a particular area could negatively impact our ability to lease space in the properties or at newly acquired or developed properties.

We could incur costs from environmental liabilities even though we did not cause, contribute to, or know about them.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under or in a property.  These laws often impose liability regardless of whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  In addition, environmental laws often impose liability on a previous owner of property for hazardous or toxic substances present during the prior ownership period.  A transfer of the property may not relieve an owner of all liability.  Accordingly, we could be liable for properties previously sold or otherwise divested.  The costs of removal or remediation could be substantial.  Additionally, the presence of the substances, or the failure to properly remove them, may harm our ability to borrow using the real estate as collateral.

All of our properties have had Phase I environmental site assessments, which involve inspection without soil sampling or groundwater analysis, by independent environmental consultants and have been inspected for hazardous materials as part of our acquisition inspections.  None of the Phase I assessments has revealed any environmental problems requiring material costs for clean up.  The Phase I assessment for Milpitas Town Center, however, indicates that the groundwater under that property either has been or may in the future be, impacted by the migration of contaminants originating off-site.  According to information available to us, the responsible party for this offsite source has been identified and has begun clean up.  We do not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect, or that we will be required to fund any portion of the cost of remediation.  We cannot assure you, however, that these Phase I assessments or our inspections have revealed all environmental liabilities and problems relating to our properties.

We believe that we are in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances.  To date, compliance with federal, state and local environmental protection regulations has not had a material effect on us.  However, we cannot assure you that costs relating to the investigation and remediation of environmental issues for properties currently or previously owned by us, or properties which we may acquire in the future, or other expenditures or liabilities, including claims by private parties, resulting from hazardous substances present in, on, under or above the properties or resulting from circumstances or other actions or claims relating to environmental matters, will not harm us and our ability to pay dividends to our stockholders.

Costs associated with moisture infiltration and resulting mold remediation may be significant.

Concern about indoor exposure to mold has been increasing because this exposure is allegedly linked to various adverse effects on health.  Increasingly, insurance companies are excluding mold-related risks from their policy coverage.  Costs and potential liability stemming from tenant exposure to mold and the increased costs of renovating and remodeling buildings with exposure to mold could harm our financial position and results.

We could incur unanticipated costs to comply with the Americans with Disabilities Act, and any non-compliance could result in fines.

Under the Americans with Disabilities Act, or the ADA, all public accommodations and commercial facilities are required to meet federal requirements related to access and use by disabled persons.  Compliance with the ADA requires removal of access barriers, and any non-compliance may result in the imposition of fines by the U.S. government or an award of damages to private litigants.  Although we believe that our properties are substantially in compliance with these requirements, we may in the future incur costs to comply with the ADA with respect to both existing properties and properties acquired in the future, which could limit our ability to make distributions to stockholders.

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

Our $150 million credit agreement and some of our mortgage loans are collateralized by approximately 88% of our total real collateral securing this indebtedness.

As of June 30, 2003, our $150 million credit facility had an outstanding balance of $76.4 million.  We had other floating rate loans of $67.7 million and an unsecured bridge facility of $22.0 million, totaling $166.1 million of floating rate debt.  Borrowings under our credit facility bear interest at a floating rate and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate.  In that regard, our results of operations for the last year have estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the benefited from low levels of interest rates that are currently at or near historic lows.  Should this trend in interest rates reverse itself, our operating results would be harmed.  As of June 30, 2003, our $150 million credit facility was secured by mortgages on 25 properties that accounted for approximately 27% of our annualized base rent, along with the rental proceeds from those properties.  As of June 30, 2003, these 25 properties comprised approximately 29% of our total real estate assets.

While the bridge facility is unsecured, we have assigned all sale or refinancing proceeds on a property that accounts for approximately 5% of our annualized base rent and 5% of our total real estate assets to cover the bridge facility.  In addition, our fixed rate mortgage loans were in the aggregate approximately $219.2 million as of June 30, 2003.  All of our mortgage loans were collateralized by 55 properties that accounted for approximately 63% of our annualized base rent and approximately 60% of our total real estate assets.  If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness.  In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness.  Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability.

We use borrowings to finance the acquisition, development and operation of properties and to repurchase our common stock, and we cannot assure you that financing will be available on commercially reasonable terms, or at all, in the future.

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

A downturn in the economy could make it difficult for us to borrow money on favorable terms.  If we are unable to borrow money on favorable terms, we may need to sell some of our assets at unfavorable prices in order to pay our loans.  We could encounter several problems, including:

-

insufficient cash flow to meet required payments of principal and interest;

-

an increase on variable interest rates on indebtedness; and

-

an inability to refinance existing indebtedness on favorable terms or at all.

Our leverage could harm our ability to operate our business and fulfill our debt obligations.

We have significant debt service obligations.  As of June 30, 2003, we had total liabilities of approximately $413.5 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $276.0 million.  Payments to service this debt totaled approximately $14.0 million during the six months ended June 30, 2003.  Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on or other amounts due in respect of our indebtedness.  In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT.  Generally, income from derivative transactions qualifies for purposes of the 95% gross income test but not for purposes of the 75% gross income test.  We recently entered into swap agreements to hedge our exposure to variable interest rates on two mortgages with remaining principal balances of approximately $25.3 million as of June 30, 2003.  Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed.  However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future.  If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may change our policies without stockholder approval.

Our major policies, including those concerning our qualification as a REIT and with respect to dividends, acquisitions, debt and investments, are established by our Board of Directors.  Although it has no present intention to do so, the Board of Directors may amend or revise these and other policies from time to time without a vote of or advance notice to our stockholders.  Accordingly, holders of our capital stock will have no control over changes in our policies, including any policies relating to the payment of dividends or to maintaining qualification as a REIT.  In addition, policy changes could harm our financial condition, results of operations, the prices of our common and preferred stock, or our ability to pay dividends.

Recently enacted U.S. federal income tax legislation reduces the maximum tax rates applicable to corporate dividends from 38.6% to 15%, which may make investments in corporations relatively more attractive than investments in REITs and negatively affect our stock price as a result.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduces the tax rates applicable to corporate dividends, in the case of individual taxpayers, from as high as 38.6% to 15% through December 31, 2008.  The reduced maximum 15% rate imposed on some corporate dividends implemented by the Jobs and Growth Tax Relief Reconciliation Act of 2003 does not, however, generally apply to ordinary dividends paid by REITs.  We do not presently expect that ordinary dividends paid by us will be eligible for the reduced tax rate on dividends.  This change in the maximum tax rate on qualifying dividends may make investments in corporate stock relatively more attractive than investments in REITs, which could harm our stock price.

An increase in market interest rates could cause the respective prices of our common stock and preferred stock to decrease.

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments.  An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock.  As of June 30, 2003, interest rates in the U.S. were near their historic lows.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our governing documents and existing debt instruments do not limit us from incurring additional indebtedness and other liabilities.  As of June 30, 2003, we had approximately $385.3 million of indebtedness outstanding.  We may incur additional indebtedness and become more highly leveraged which could harm our financial position and potentially limit our cash available to pay dividends.  As a result, we may not have sufficient funds to satisfy our dividend obligations relating to the Series A preferred stock, or pay dividends on our common stock, if we assume additional indebtedness.

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

Our ability to pay dividends on our common stock and preferred stock is further limited by the laws of Maryland.  Under the Maryland General Corporation Law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, either (i) the corporation would not be able to pay indebtedness of the corporation as the indebtedness becomes due in the usual course of business or (ii) the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  Accordingly, we cannot make a distribution, except by dividend, on our common stock or preferred stock if, after giving effect to the distribution, our total assets would be less than the sum of our liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of preferred stock then outstanding, or if we would not be able to pay our indebtedness as it became due.

FINANCIAL PERFORMANCE

Although Funds From Operations, or FFO, is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT.  FFO during the three and six months ended June 30, 2003 was $12,297,000 and $24,878,000, respectively.  During the same periods in 2002, FFO was $12,432,000 and $24,907,000, respectively.  Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs.  FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We computed our FFO in accordance with this definition.  FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.   Further, FFO as disclosed by other REITs may not be comparable to our presentation.  The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income (loss).  The following table sets forth a reconciliation of the differences between our FFO and our net income for each of the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Funds From Operations (in thousands, except share amounts):
Net income	$ 7,302	$10,057	$14,974	$18,432
Adjustments: Depreciation and amortization: Continuing operations	4,995	4,077	9,904	7,828
Discontinued operations	-	96	-	445
Gain on sale of operating properties	-	(1,798)	-	(1,798)
Funds From Operations	$12,297	$12,432	$24,878	$24,907
Weighted average number of shares – diluted	16,423,089	16,637,353	16,412,916	16,605,650

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

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending June 30,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Variable rate LIBOR debt	$100,489	$26,119	$24,215	$ 695	$ 729	$13,830	$166,077	$166,077
Weighted average interest rate	2.88%	3.65%	2.78%	4.92%	4.92%	4.92%	3.17%	3.17%
Fixed rate debt	$ 4,390	$29,102	$25,125	$78,341	$1,957	$80,325	$219,240	$228,149
Weighted average interest rate	6.78%	7.11%	4.98%	7.45%	6.52%	6.30%	6.68%	5.50%

As the table incorporates only those exposures that existed as of June 30, 2003, it does not consider those exposures or positions which could arise after that date.  Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

We held our annual stockholders' meeting on May 15, 2003 to consider the following proposals:

1.

To elect five directors by the holders of our common stock for the ensuing year.

2.

To approve our 2003 Employee Stock Plan.

3.

To approve the amendment and restatement of our articles of incorporation.

4.

To ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as independent public accountants for the year ending December 31, 2003.

All proposals were approved.  With respect to the first proposal, the stockholders elected each of the following five nominees to serve as a member of our Board of Directors until the next annual meeting of stockholders or until their earlier retirement, resignation or removal.  Votes for the directors were cast as follows:

Director	For	Withheld

Peter B. Bedford	14,837,876	241,351

Anthony Downs	14,869,855	209,372

Anthony M. Frank	14,434,299	644,928

Thomas H. Nolan	14,403,851	675,376

Martin I. Zankel	9,599,500	5,479,727

Following are the results of the voting for proposals 2 through 4:

		For	Against	Abstain

2.	To approve the 2003 Employee Stock Plan	9,083,183	2,046,248	56,016

3.	To approve the amendment and restatement of the articles of incorporation	14,851,070	181,385	46,772

4.	To ratify the appointment by the Board of Directors of our independent public accountants	14,933,469	121,317	24,441

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

A.

Exhibits

Exhibit No.

Exhibit

3.1(d)*

Articles of Amendment and Restatement of Bedford Property Investors, Inc., filed on May 27, 2003.

3.1(e)*

Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on August 4, 2003.

3.2(b)*

Second Amended and Restated Bylaws of Bedford Property Investors, Inc.

4.4*

Series A Cumulative Redeemable Preferred Stock Registration Rights Agreement, dated August 5, 2003, between Bedford Property Investors, Inc. and RBC Dain Rauscher Inc.

10.49*

Form of Retention Agreement.

10.50*

Interest Rate Protection Agreement, dated July 3, 2003, between Bedford Property Investors, Inc. and Bank of America, N.A.

10.51*

Master Agreement, dated March 15, 2002, between Bedford Property Investors, Inc. and Bank of America, N.A.

10.52*

Second Amendment to Employment Agreement, dated July 15, 2003, by and between Peter B. Bedford and Bedford Property Investors, Inc.

10.53*

2003 Employee Stock Plan of Bedford Property Investors, Inc., dated May 13, 2003, as amended on August 6, 2003.

31.1*

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

B.

Reports on Form 8-K

On April 22, 2003, we filed a report on Form 8-K to furnish to the Securities and Exchange Commission our press release issued on April 22, 2003, which reported our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2003

BEDFORD PROPERTY INVESTORS, INC.

(Registrant)

By:

/s/ HANH KIHARA

Hanh Kihara

Senior Vice President and

Chief Financial Officer

By:

/s/ KRISTA K. ROWLAND

Krista K. Rowland

Vice President and Controller

EXHIBIT INDEX

Exhibit No.

Exhibit

3.1(d)*

Articles of Amendment and Restatement of Bedford Property Investors, Inc., filed on May 27, 2003.

3.1(e)*

Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on August 4, 2003.

3.2(b)*

Second Amended and Restated Bylaws of Bedford Property Investors, Inc.

4.4*

Series A Cumulative Redeemable Preferred Stock Registration Rights Agreement, dated August 5, 2003, between Bedford Property Investors, Inc. and RBC Dain Rauscher Inc.

10.49*

Form of Retention Agreement.

10.50*

Interest Rate Protection Agreement, dated July 3, 2003, between Bedford Property Investors, Inc. and Bank of America, N.A.

10.51*

Master Agreement, dated March 15, 2002, between Bedford Property Investors, Inc. and Bank of America, N.A.

10.52*

Second Amendment to Employment Agreement, dated July 15, 2003, by and between Peter B. Bedford and Bedford Property Investors, Inc.

10.53*

2003 Employee Stock Plan of Bedford Property Investors, Inc., dated May 13, 2003, as amended on August 6, 2003.

31.1*

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith