Form 10-Q
period 2003-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2003-11-14
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

           Class

Outstanding as of November 12, 2003

Common Stock, $0.02 par value

16,225,861

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

Statement

1

Balance Sheets as of September 30, 2003

and December 31, 2002 (Unaudited)

2

Statements of Income for the three and nine months ended

September 30, 2003 and 2002 (Unaudited)

3

Statements of Stockholders' Equity for the

nine months ended September 30, 2003 (Unaudited)

4

Statements of Cash Flows for the nine months ended

September 30, 2003 and 2002 (Unaudited)

5

Notes to Financial Statements

6-17

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

18-39

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

40

Item 4.  Controls and Procedures

41

PART II.  OTHER INFORMATION

Items 1 - 6

42-43

SIGNATURES

44

EXHIBIT INDEX

45

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

BEDFORD PROPERTY INVESTORS, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
Assets: Real estate investments:
Industrial buildings	$395,185	$372,105
Office buildings	340,138	336,472
Properties under development	-	2,864
Land held for development	13,936	13,747
	749,259	725,188
Less accumulated depreciation	76,533	62,562
Total real estate investments	672,726	662,626
Cash and cash equivalents	4,762	3,727
Other assets	28,081	27,978
	$705,569	$694,331
Liabilities and Stockholders' Equity:
Bank loans payable	$82,195	$124,681
Mortgage loans payable	285,342	259,496
Accounts payable and accrued expenses	8,386	10,173
Dividends payable	8,305	8,222
Other liabilities	14,430	15,702
Total liabilities	398,658	418,274
Commitments and contingencies (Note 10)
Stockholders' equity: Preferred stock, par value $0.01 per share; authorized 49,195,000 shares; issued none	-	-
Series A 8.75% Cumulative Redeemable Preferred Stock, par value $0.01 per share; authorized and issued 805,000 shares in 2003 and none in 2002; stated liquidation preference of $40,250	39,042	-
Common stock, par value $0.02 per share; authorized 50,000,000 shares; issued and outstanding 16,284,725 shares in 2003 and 16,443,664 shares in 2002	326	329
Additional paid-in capital	289,953	293,864
Deferred stock compensation	(5,735)	(4,622)
Accumulated dividends in excess of net income	(16,689)	(13,514)
Accumulated other comprehensive income	14	-
Total stockholders' equity	306,911	276,057
	$705,569	$694,331

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Nine Months
	2003	2002	2003	2002
Property operations: Rental income	$ 26,396	$ 25,655	$ 79,857	$ 73,782
Rental expenses: Operating expenses	4,664	4,338	14,107	12,443
Real estate taxes	2,441	2,382	7,810	6,727
Depreciation and amortization	5,975	4,403	15,879	12,231
Income from property operations	13,316	14,532	42,061	42,381
General and administrative expenses	(1,373)	(1,478)	(4,308)	(3,509)
Interest income	22	66	94	151
Interest expense	(5,246)	(5,084)	(16,154)	(14,879)
Income from continuing operations	6,719	8,036	21,693	24,144
Discontinued operations: Income from operating properties sold, net	-	223	-	749
Gain on sale of operating properties	-	1,777	-	3,575
Income from discontinued operations	-	2,000	-	4,324
Net income	6,719	10,036	21,693	28,468
Preferred dividends – Series A	-	-	-	-
Net income available to common shareholders	$ 6,719	$ 10,036	$ 21,693	$ 28,468
Income per common share – basic: Income from continuing operations	$ 0.42	$ 0.49	$ 1.35	$ 1.48
Income from discontinued operations	-	0.12	-	0.27
Net income available to common shareholders	$ 0.42	$ 0.61	$ 1.35	$ 1.75
Weighted average number of shares - basic	16,007,170	16,327,406	16,070,459	16,258,442
Income per common share – diluted: Income from continuing operations	$ 0.41	$ 0.48	$ 1.32	$ 1.45
Income from discontinued operations	-	0.12	-	0.26
Net income available to common shareholders	$ 0.41	$ 0.60	$ 1.32	$ 1.71
Weighted average number of shares – diluted	16,298,297	16,626,201	16,386,088	16,624,449

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

(in thousands, except per share amounts)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2002	$ -	$329	$293,864	$(4,622)	$(13,514)	$ -	$276,057
Issuance of preferred stock, net of issuance costs	39,042	-	-	-	-	-	39,042
Issuance of common stock	-	2	3,028	-	-	-	3,030
Repurchase and retirement of common stock	-	(7)	(9,999)	-	-	-	(10,006)
Stock option expense	-	-	146	-	-	-	146
Issuance of restricted stock	-	2	2,935	(2,937)	-	-	-
Forfeiture of restricted stock	-	-	(21)	21	-	-	-
Amortization of restricted stock	-	-	-	1,803	-	-	1,803
Dividends to common stockholders ($1.51 per share)	-	-	-	-	(24,868)	-	(24,868)
Subtotal	39,042	326	289,953	(5,735)	(38,382)	-	285,204
Net income	-	-	-	-	21,693	-	21,693
Other comprehensive income	-	-	-	-	-	14	14
Comprehensive income	-	-	-	-	21,693	14	21,707
Balance, September 30, 2003	$39,042	$326	$289,953	$(5,735)	$(16,689)	$14	$306,911

See accompanying notes to financial statements.

BEDFORD PROPERTY INVESTORS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

( in thousands)

	2003	2002
Operating Activities: Net income	$ 21,693	$ 28,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	17,265	13,797
Gain on sale of operating properties	-	(3,575)
Amortization of deferred compensation	1,803	1,557
Stock compensation expense	146	-
Uncollectible accounts expense	33	296
Change in other assets	(2,374)	(2,801)
Change in accounts payable and accrued expenses	(1,571)	(1,327)
Change in other liabilities	(1,272)	1,758
Net cash provided by operating activities	35,723	38,173
Investing Activities: Investments in real estate	(24,094)	(98,160)
Proceeds from sales of real estate investments, net	-	31,472
Contract retention paid, net	(216)	(531)
Net cash used by investing activities	(24,310)	(67,219)
Financing Activities: Proceeds from bank loans payable, net of loan costs	62,965	109,995
Repayments of bank loans payable	(105,711)	(56,293)
Refund of loan costs	493	-
Prepayment of loan costs	(1,082)	(740)
Proceeds from mortgage loans payable, net of loan costs	48,330	-
Repayments of mortgage loans payable	(22,654)	(3,806)
Issuance of preferred stock, net of issuance costs	39,042	-
Issuance of common stock	3,030	2,005
Repurchase and retirement of common stock	(10,006)	(1,310)
Redemption of Operating Partnership Units	-	(202)
Payment of dividends and distributions	(24,785)	(24,011)
Net cash (used) provided by financing activities	(10,378)	25,638
Net increase (decrease) in cash and cash equivalents	1,035	(3,408)
Cash and cash equivalents at beginning of period	3,727	5,512
Cash and cash equivalents at end of period	$ 4,762	$ 2,104
Supplemental disclosure of cash flow information: Cash paid during the year for interest, net of amounts capitalized of $110 in 2003 and $597 in 2002	$ 15,055	$ 14,409
Cash paid during the year for income taxes	$ 300	$ -
Non-cash investing and financing transactions: Redemption of Operating Partnership Units paid in common stock	$ -	$ (1,483)
Investment in real estate assets	$ -	$ 550
Minority interest in consolidated partnership	$ -	$ 933

See accompanying notes to financial statements

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2003

Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (“REIT”) incorporated in 1993 as a Maryland corporation.  We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties concentrated in the western United States.  Our common stock, par value $0.02 per share (the “Common Stock”), trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.

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

Stock-Based Compensation

In prior years, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) 25 and all related interpretations.  As of January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The impact of adopting SFAS 148 was an increase in compensation expense of $49,000 and $146,000 in the three and nine months ended September 30, 2003, respectively.

If we had determined compensation costs for the stock options granted to employees consistent with SFAS 123 during the three and nine months ended September 30, 2002, our net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Net income:
As reported	$10,036	$28,468
Less: compensation expense per SFAS 123	56	168
Pro forma	$ 9,980	$28,300

Earnings per share – basic:
As reported	$ 0.61	$ 1.75
Less: compensation expense per SFAS 123	-	0.01
Pro forma	$ 0.61	$ 1.74

Earnings per share – diluted:
As reported	$ 0.60	$ 1.71
Less: compensation expense per SFAS 123	-	0.01
Pro forma	$ 0.60	$ 1.70

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

Cash and Cash Equivalents

We consider all demand deposits, money market accounts and temporary cash investments to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We do not believe that this credit risk is significant as we do not anticipate their non-performance.

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

In January 2003, the FASB issued SFAS Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.”  In October 2003, the FASB issued a FASB Staff Position 46-6, "Effective Date of FASB Interpretation No. 46, 'Consolidation of Variable Interest Entities,'" which provided a broad deferral to the application of FIN 46 to certain variable interest entities to periods ending after December 31, 2003.  FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period ending after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this pronouncement did not and will not have any impact on our financial position or results of operations, as applicable.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  On November 5, 2003, the FASB issued FASB Staff Position No. 150-3 ("FSP 150-3"), "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.'"  SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares.  FSP 150-3, among other things, affects how public and non-public entities classify, measure and disclose certain mandatorily redeemable financial instruments.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for those financial instruments which exist at that date at the beginning of the first fiscal period beginning after June 15, 2003.  The adoption of the pronouncement did not have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

 Note 2 – Real Estate Investments

As of September 30, 2003, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	59	$395,185	53%
Office buildings	30	340,138	45%
Land held for development	11	13,936	2%
Total	100	$749,259	100%

The following table sets forth our real estate investments at September 30, 2003 and December 31, 2002 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 68,084	$139,237	$ -	$21,290	$186,031
Arizona	23,903	79,929	-	9,965	93,867
Southern California	17,235	41,846	-	6,898	52,183
Northwest	3,408	10,793	-	3,019	11,182
Nevada	3,753	6,997	-	35	10,715
Total industrial buildings	116,383	278,802	-	41,207	353,978
Office buildings Northern California	6,073	25,451	-	3,795	27,729
Arizona	10,589	25,773	-	3,425	32,937
Southern California	9,340	22,274	-	3,335	28,279
Northwest	16,669	100,436	-	12,990	104,115
Colorado	13,706	96,473	-	10,014	100,165
Nevada	2,102	11,252	-	1,767	11,587
Total office buildings	58,479	281,659	-	35,326	304,812
Land held for development Northern California	5,848	-	-	-	5,848
Arizona	637	-	-	-	637
Southern California	2,366	-	-	-	2,366
Northwest	1,140	-	-	-	1,140
Colorado	3,945	-	-	-	3,945
Total land held for development	13,936	-	-	-	13,936
Total as of September 30, 2003	$188,798	$560,461	$ -	$76,533	$672,726
Total as of December 31, 2002	$182,310	$540,014	$ 2,864	$62,562	$662,626

Our personnel directly manage all but two of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington.  We have retained outside managers to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada and Russell Commerce Center in Las Vegas, Nevada.  All financial record keeping is centralized at our corporate office in Lafayette, California.

Note 3.  Debt

Bank Loans Payable

We currently have a revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement.  As of September 30, 2003, the facility had a total outstanding balance of $82,195,000 and an effective interest rate of 2.85%, and was secured by our interests in 25 properties.  These properties collectively accounted for approximately 28% of our annualized base rent for 2003 and approximately 28% of our total real estate assets at September 30, 2003.

During the quarter ending September 30, 2003, we paid off the remaining balance of $22,000,000 on the $40 million unsecured bridge facility with Bank of America, which carried an interest rate of LIBOR plus 1.55%.

Including both the $150 million revolving credit facility and the $40 million unsecured bridge facility, the daily weighted average outstanding balances were $105,829,000 and $86,608,000 for the nine months ended September 30, 2003 and 2002, respectively.  The weighted average annual interest rates under the credit facilities in each of these periods were 3.25% and 4.48%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (“FFO”).  We were in compliance with the various covenants and requirements of our credit facilities during the nine months ended September 30, 2003 and during the year ended December 31, 2002.

Mortgage Loans Payable

In March 2003, we obtained a new $48,500,000 mortgage from Teachers Insurance and Annuity Association of America.  The loan has a ten-year term and carries a fixed interest rate of 5.60%.  It is collateralized by five of our properties representing approximately 8% of our annualized base rent for 2003 and approximately 7% of our total real estate assets at September 30, 2003.  Proceeds from the mortgage financing were used to pay down a portion of the outstanding balance of our lines of credit and to replace an $18,000,000 mortgage from Prudential Insurance Company of America, which matured in March 2003 and carried a fixed interest rate of 7.02%.

Mortgage loans payable at September 30, 2003 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of September 30, 2003	Balance
Union Bank	November 19, 2004	3.16%(1)	$20,817
Union Bank	January 1, 2005	6.00%(2)	4,315
TIAA-CREF	June 1, 2005	7.17%	25,397
Security Life of Denver Insurance Company	September 1, 2005	3.00%(3)	21,686
Security Life of Denver Insurance Company	September 1, 2005	3.00%(3)	3,362
Nationwide Life Insurance	November 1, 2005	4.61%	22,191
Prudential Insurance	July 31, 2006	8.90%	7,762
Prudential Insurance	July 31, 2006	6.91%	18,768
TIAA-CREF	December 1, 2006	7.95%	20,923
TIAA-CREF	June 1, 2007	7.17%	34,544
TIAA-CREF	June 1, 2009	7.17%	40,348
Washington Mutual	August 1, 2011	4.04%(4)	16,992
TIAA-CREF	April 1, 2013	5.60%	48,237
	Total		$285,342

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at an all-in rate of 3.16% and expires on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).  Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

The mortgage loans are collateralized by our interests in 55 properties, which collectively accounted for approximately 61% of our annualized base rents for 2003 and approximately 58% of our total real estate assets at September 30, 2003.  We were in compliance with the covenants and requirements of our various mortgages during the nine months ended September 30, 2003 and during the year ended December 31, 2002.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending September 30 (in thousands):

2004	$ 6,672
2005	78,350
2006	49,959
2007	54,371
2008	2,764
Thereafter	93,226
Total	$285,342

Note 4.  Stockholders' Equity

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a total of $40,250,000.  The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  We will pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year.  Dividends on the shares will be payable quarterly in arrears.  Dividends of $685,000 were declared on October 1, 2003 and paid on October 15, 2003 for the period from August 5, 2003 through October 14, 2003.

The Series A preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

Of the net proceeds of approximately $39 million from the sale of the Series A preferred stock, we used approximately $18.8 million to finance the acquisition of two operating properties.  We intend to use the remaining balance of the net proceeds to finance the acquisition or development of additional properties and for general corporate purposes, which may include opportunistic repurchases of outstanding shares of our common stock from time to time.  Pending these applications, we used the remaining net proceeds to reduce our outstanding debt.

Note 5.  Derivative Instruments and Hedging Activities

In the normal course of business, we are exposed to the effects of interest rate changes on our floating rate debt.  We limit these risks by following established risk management policies and procedures, including the occasional use of derivatives.  For interest rate exposures, interest rate swaps are used primarily to hedge the cash flow risk of our variable rate borrowing obligations.

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

In July 2003, we entered into an interest swap agreement with Bank of America, N.A. on our two floating-rate mortgages with Security Life of Denver Insurance Company.  The agreement, which commenced on July 3, 2003 and terminates on September 1, 2005, exchanges a floating rate of 30-day LIBOR for a fixed rate of 1.595% on a notional amount of $24.5 million for the first 6 months, $23.5 million in 2004, and $23.0 million in 2005 through the expiration date.  Interest rate pay differentials that arise under this swap agreement are recognized on an accrual basis in interest expense over the term of the contract.  This interest rate swap agreement was considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the notional value and fair value of our interest swap contract.  The notional value below provides an indication of the amount that has been hedged in this contract but does not represent an obligation or exposure to credit risk at September 30, 2003 (dollars in thousands):

Notional Amount	Fixed Rate	Contract Maturity	Cumulative Cash Paid, Net	Approximate Asset at September 30, 2002
$24,500	2.995%	September 1, 2005	$21	$14

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

At September 30, 2003, $14,000 is included in other assets and accumulated other comprehensive income, a stockholders' equity account, reflecting the estimated market value of the swap contract at that date.

Note 6.  Discontinued Operations

In accordance with SFAS 144, income from properties sold during the period from January 1, 2002 through December 31, 2002 is presented in the income statement as discontinued operations for the three and nine months ended September 30, 2002.  Income from operating properties sold, net includes an allocation of interest expense based on the percentage of the cost basis of properties sold to the cost basis of total real estate assets as of September 30, 2002.  The following schedule presents the calculation of income from operating properties sold, net (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Rental income	$439	$2,170
Rental expenses
Operating expenses	111	378
Real estate taxes	26	178
Depreciation and amortization	-	445

Income from property operations	302	1,169

Interest expense	79	420

Income from operating properties sold, net	$223	$749

 Note 7.  Segment Disclosure

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

	For the nine months ended September 30, 2003 (in thousands, except percentages)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 30,702	$ 13,963	$ 10,621	$ 13,931	$ 10,640	$ -	$ 79,857
Operating expenses and real estate taxes	6,836	4,129	2,174	4,352	4,426	-	21,917
Depreciation and amortization	5,214	3,319	1,772	2,900	2,674	-	15,879
Income from property operations	18,652	6,515	6,675	6,679	3,540	-	42,061
General and administrative expenses	-	-	-	-	-	(4,308)	(4,308)
Interest income (1)	21	-	-	16	-	57	94
Interest expense	-	-	-	-	-	(16,154)	(16,154)
Net income (loss)	$ 18,673	$ 6,515	$ 6,675	$ 6,695	$ 3,540	$(20,405)	$ 21,693
Percent of income from property operations	44%	16%	16%	16%	8%	-	100%
Real estate investments	$258,046	$140,831	$103,811	$132,447	$114,124	$ -	$749,259
Net change in real estate investments	$ 1,093	$ 8,053	$ 11,856	$ 328	$ 2,741	$ -	$ 24,071
Total assets	$273,086	$120,199	$116,043	$119,120	$ 72,724	$ 4,397	$705,569

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

	For the nine months ended September 30, 2002 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 26,927	$ 11,306	$ 10,121	$ 14,373	$ 11,055	$ -	$ 73,782
Operating expenses and real estate taxes	5,721	3,295	1,944	4,210	4,000	-	19,170
Depreciation and amortization	3,748	2,192	1,489	2,814	1,988	-	12,231
Income from property operations	17,458	5,819	6,688	7,349	5,067	-	42,381
General and administrative expenses	-	-	-	-	-	(3,509)	(3,509)
Interest income(1)	29	-	-	17	-	105	151
Interest expense	-	-	-	-	-	(14,879)	(14,879)
Income (loss) from continuing operations	17,487	5,819	6,688	7,366	5,067	(18,283)	24,144
Discontinued operations: Income from operating properties sold, net	361	117	271	-	-	-	749
Gain on sale of operating properties	1,777	1,475	323	-	-	-	3,575
Income from discontinued operations	2,138	1,592	594	-	-	-	4,324
Net income (loss)	$ 19,625	$ 7,411	$ 7,282	$ 7,366	$ 5,067	$(18,283)	$ 28,468
Percent of income from property operations	41%	14%	16%	17%	12%	-	100%
Real estate investments	$261,635	$129,109	$ 90,152	$132,045	$110,266	$ -	$723,207
Net change in real estate investments	$ 53,682	$ 20,219	$ (8,874)	$ 1,279	$ 2,839	$ -	$ 69,145
Total assets	$263,430	$120,124	$104,624	$119,297	$ 78,640	$ 2,008	$688,123

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 8.  Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic:
Income from continuing operations	$ 6,719	$ 8,036	$ 21,693	$ 24,144
Income from discontinued operations	-	2,000	-	4,324
Net income available to common shareholders	$ 6,719	$ 10,036	$ 21,693	$ 28,468
Weighted average number of shares – basic	16,007,170	16,327,406	16,070,459	16,258,442
Income per common share – basic:
Income from continuing operations	$ 0.42	$ 0.49	$ 1.35	$ 1.48
Income from discontinued operations	-	0.12	-	0.27
Net income available to common shareholders	$ 0.42	$ 0.61	$ 1.35	$ 1.75
Diluted:
Income from continuing operations	$ 6,719	$ 8,036	$ 21,693	$ 24,144
Income from discontinued operations	-	2,000	-	4,324
Net income available to common shareholders	$ 6,719	$ 10,036	$ 21,693	$ 28,468
Weighted average number of shares – basic	16,007,170	16,327,406	16,070,459	16,258,442
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	150,095	166,061	158,074	194,500
Weighted average shares issuable upon the conversion of Operating Partnership Units	-	-	-	3,695
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	141,032	132,734	157,555	167,812
Weighted average number of shares – diluted	16,298,297	16,626,201	16,386,088	16,624,449
Income per common share - diluted:
Income from continuing operations	$ 0.41	$ 0.48	$ 1.32	$ 1.45
Income from discontinued operations	-	0.12	-	0.26
Net income available to common shareholders	$ 0.41	$ 0.60	$ 1.32	$ 1.71

Note 9.  Related Party Transactions

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

Prior to the termination of the agreement, fees incurred for services provided during the three and six months ended June 30, 2002 were expensed in the accompanying statements of income to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.   During the three and six months ended June 30, 2002, we paid BAI approximately $440,000 and $1,785,000, respectively, for acquisition, disposition, financing, and development activities provided pursuant to the agreement.  As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner.  During the three and nine months ended September 30, 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $1,000 and $81,000, respectively.

Note 10.  Commitments and Contingencies

As of September 30, 2003, we had outstanding contractual construction commitments of approximately $300,000 relating to development in progress and tenant improvements on recently developed properties.  We had outstanding undrawn letters of credit against our credit facility of approximately $6,177,000 as of September 30, 2003.

From time to time, we are subject to legal claims in the ordinary course of business.  We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 11.  Subsequent Events

On October 1, 2003, we declared dividends on our Series A preferred stock of $685,000 for the period from August 5, 2003 through October 14, 2003.  On October 15, 2003, these dividends were paid to our preferred stockholders.

In October and November 2003, we closed on three mortgages totaling $46.3 million.  The loans consist of a $25 million mortgage from JP Morgan carrying a fixed interest rate of 5.74%, a $9.9 million mortgage carrying a fixed interest rate of 5.45% and an $11.4 million mortgage carrying a fixed interest rate of 5.55%, both from Bank of America.  Each of these loans has a 10-year term.   Proceeds from these mortgages will be used to finance property acquisitions and to pay down our secured revolving credit facility.

On November 3, 2003, we purchased a three-building 205,077 square-foot office complex in South Orange County, California for $41,750,000.  The acquisition was funded by the mortgage proceeds from JP Morgan and Bank of America.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bedford Property Investors, Inc. is a self-administered and self-managed equity real estate investment trust (“REIT”).  We own, manage, acquire and develop industrial and suburban office properties proximate to metropolitan areas in the western United States.  As of September 30, 2003, we owned 89 operating properties totaling approximately 7.4 million rentable square feet and 11 parcels of land totaling approximately 50 acres.  Of the 89 operating properties, 59 are industrial buildings and 30 are suburban offices.  Our properties are located in Northern California, Southern California, Arizona, Washington, Colorado, and Nevada.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes to financial statements included in this report, as well as our annual report to stockholders on Form 10-K for the year ended December 31, 2002.  When used in the following discussion, the words “believes,” “expects,” “intends,” “plans,” “anticipates” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed, expected or implied by the forward-looking statements.  These risks and uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, and are set forth in the section below entitled "Potential Factors Affecting Future Operating Results."  Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing.  We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

OVERVIEW

Significant Events During the Quarter

During the quarter, we completed a private placement of $40,250,000 of our 8.75% Series A Cumulative Redeemable Preferred Stock.  Of the net proceeds of approximately $39 million from the sale of the Series A preferred stock, we used approximately $18.8 million to finance the acquisition of two operating properties.  We intend to use the remaining balance of the net proceeds to finance the acquisition or development of additional properties and for general corporate purposes, which may include opportunistic repurchases of outstanding shares of our common stock from time to time.  Pending these applications, we used the remaining net proceeds to reduce our outstanding debt.

On August 20, 2003, we purchased a 98,334 square-foot industrial property in Las Vegas, Nevada for $10,955,000.  The two-building complex is 87% leased to 20 tenants and is projected to generate a first year cash yield in excess of 9.2%.

On August 20, 2003, we purchased a 151,830 square-foot industrial property in Tempe, Arizona for $7,805,000.  The four-building complex is fully leased to eight tenants and is expected to generate a first year cash yield in excess of 9.0%.

During the quarter, we bought and retired 280,100 shares of our common stock under our share repurchase program at an average price of $25.86 per share.

Market Conditions

The Seattle/Puget Sound Region

We believe that the Puget Sound area is still experiencing the effects of significant job loss resulting from the technology and telecommunication slowdown.  These economic conditions have affected most commercial real estate markets causing excess space, both direct and sub-lease, and weaker deal terms.  On September 30, 2003, our Northwest portfolio was 95% occupied with only 54,000 square feet vacant in three properties.  We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions thus far in 2003.  We have been notified by one of our tenants, who currently occupies approximately 334,000 square feet in this region, that it does not plan to renew its lease when it expires in February 2004.

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area, and include one property in Reno, Nevada.  The Bay Area market has been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we own 14 properties totaling 1,207,865 square feet.  In this sub-market, we believe that the job loss associated with the recent recession has been significant resulting in increased vacancy and reduced rental rates.  In addition, we expect higher than usual lease expirations in the Silicon Valley during the next two years, which creates the potential for increasing vacancy in our portfolio.  In order to retain good credit tenants in the current market, we have engaged in a strategy to negotiate lower rental rates in exchange for extended lease terms, referred to as "blend and extend" leases.

Another Bay Area sub-market that has demonstrated weakness during the last two years is the South San Francisco industrial market.  In this sub-market, we have faced rental rate declines in renewals, and an increase in the vacancy rate of our five-building portfolio to 13%.  Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley, and the South San Francisco industrial market.  In Sonoma County, Napa County, and Contra Costa County, while demand has slowed during the past two years, vacancy rates have not climbed to the extent they have in the Silicon Valley.

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets, including Orange County, San Diego, and the Inland Empire.  We have two properties in Orange County and have maintained them at, or close to, 100% leased during 2003.  In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased on September 30, 2003.  Additionally, we have a new development, the Jurupa Business Center, which was 80% leased as of September 30, 2003.  Finally, in San Diego, we have been 100% occupied during this year, although we have a scheduled lease expiration in a 50,000 square-foot building in June of 2004 and are negotiating with a replacement tenant.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, R&D, and industrial space that we have experienced in our other regions.  We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces.  We are making capital improvements to our vacant spaces to render them in near move-in condition for prospective tenants.  Notwithstanding these efforts, however, leasing in Phoenix remains a slow process, and we expect our vacant suites to remain vacant for longer periods than we have previously experienced.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market.  We believe that market conditions in Denver reflect the job loss experienced during the last several years, similar to our other markets.  In July of this year, we were successful in executing a significant lease with a large insurance company for the top two floors of our 4601 DTC Boulevard property, representing 20% of the total square footage of the building.  This ten-story office property is 80% leased to a single tenant under a lease that will expire on January 31, 2005, and that tenant has notified us that it does not plan to renew.  We are planning to make significant capital improvements to the property during 2004 in preparation of this anticipated vacancy.

Future Trends  and Events

Acquisitions

We currently have one property in escrow totaling approximately $6.8 million.  This property is located in one of our current markets and is expected to close in the fourth quarter.  We plan to continue to seek out potential acquisition properties that meet our required capitalization rate and have long-term leases in place.  While capitalization rates continue to remain low as the result of the large amount of capital available in the market place and the low cost of debt, we have been successful at identifying several properties that we believe will enhance our portfolio.  We anticipate that we will acquire an additional $17.8 million in operating properties by year-end.

Dispositions

We currently do not have plans to dispose of any properties.  However, with the low capitalization rate market, we plan to continually evaluate potential sales as an exit and support strategy to our property acquisition and share repurchase programs.

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California.  The 41,726 square-foot phase I is now 100% leased, and the 41,390 square-foot phase II, which was shell complete in December 2002, is 59% leased.  Management has obtained Board approval to move forward with the final two phases, with construction of phases III and VI expected to commence in early 2004.  Both phases will be constructed concurrently over an expected 7-month period, taking advantage of the project momentum generated with the recent leasing activities of phases I and II.  We estimate the total cost of construction of these two phases, including the purchase price of the land, to be approximately $6.9 million.

In February 2003, we were advised by one of our larger tenants that they did not intend to renew their lease upon expiration on February 28, 2004.  This tenant occupies the entire 334,000 square feet of our five-building facility in Renton, Washington.  In light of this announcement, we are currently planning the redevelopment of this property with construction commencing in March 2004 when the tenant vacates.  The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period.  The construction will be completed in phases, with the completion and leasing of some of the buildings occurring prior to the end of the 48-month period.  We expect to incur costs between $18 and $22 million to renovate and re-tenant the project.

Long Term Debt

Taking advantage of the low interest rate environment and anticipating rising interest rates in the future, we are currently in the process of obtaining approximately $89.2 million of fixed-rate long term financing at an average interest rate of 5.33%.  In October and November 2003, we closed on three mortgages totaling $46.3 million.  The loans consist of a $25 million mortgage from JP Morgan carrying a fixed interest rate of 5.74%, a $9.9 million mortgage carrying a fixed interest rate of 5.45% and an $11.4 million mortgage carrying a fixed interest rate of 5.55%, both from Bank of America.  Each of these loans has a 10-year term.  In addition, we anticipate closing an additional $42.9 million of fixed interest rate mortgage loans in the fourth quarter 2003.  Proceeds from these mortgages will be used to finance future acquisitions and to pay down our secured revolving credit facility, which bears a floating interest rate of LIBOR plus 1.55%. As of September 30, 2003, our floating rate debt was 33% of our total debt.  These fixed rate mortgage financings will reduce the portion of our floating rate debt to approximately 22%.

We are also in preliminary discussions with our bankers for the renewal of our secured credit facility, syndicated by Bank of America.  The current line of credit of $150 million expires on June 1, 2004.  We anticipate that we will renew the line of credit at substantially similar terms in 2004.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 7,921,551 shares of our common stock at an average cost of $18.63 per share, which represents 35% of the shares of common stock outstanding at November 1998.  We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist.  Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants.  We currently have board approval to repurchase up to a total of 10 million shares of our common stock.

Occupancy and Rental Rates

As of September 30, 2003, our portfolio was 94% occupied, a decrease of one percentage point over the prior quarter.  Occupancy has been our highest priority during this economic downturn.  In order to retain tenants in the current market, we sometimes find it necessary to negotiate lower rental rates in exchange for extended terms, referred to as “blend and extend” leases.  While this has a negative impact on our income from operations, we believe the impact of losing good credit tenants would surpass the incremental loss due to reduced rental rates.  During the third quarter of 2003, we experienced a 28.5% decline in weighted average rental rates on new leases and renewed leases combined.  Three renewals and one new lease totaling 128,602 square feet in the Silicon Valley area of California contributed to the majority of this decrease.  Excluding these four transactions, the average decline in rental rates would have been approximately 9% for the quarter.

Leasing

During the three and nine months ended September 30, 2003, we successfully executed 25 and 71 leases, respectively, or 78% and 83% of our expiring square footage, respectively.

Over the next three years, we will be facing significant lease rollovers.  During the years 2004, 2005, and 2006, leases representing 20%, 24%, and 15% of annualized base rent, respectively, will expire.  Of the 20% expiring in 2004, 4% is due to the expiration of one of our largest tenants in Renton, Washington mentioned previously.  The expirations as a percentage of annualized base rent by region are as follows:

	2004	2005	2006
Northern California	7%	9%	7%
Arizona	3%	3%	2%
Southern California	2%	3%	4%
Northwest	6%	2%	1%
Colorado	1%	6%	1%
Nevada	1%	1%	*
Total	20%	24%	15%
* - Less than 1%

In order to be successful in sustaining our occupancy, we have developed a plan to focus our attention on a group of ninety tenants.  These “mighty ninety” tenants represent approximately 20 percent of our tenant population and over 50 percent of our annualized base rent, with leases expiring between now and the end of 2006.   For each of these tenants, we are taking a proactive approach by creating specific strategies for renewal, which may include blend and extend offers, early renewals, and other appropriate measures.

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

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," using the modified prospective method as prescribed in SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123."  The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994.  The impact of adopting SFAS 148 was an increase in compensation expense of $49,000 and $146,000 in the three and nine months ended September 30, 2003, respectively.

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

Qualification as a REIT

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended.  A REIT is generally not subject to federal income tax on that portion of real estate investment trust taxable income ("Taxable Income") that is distributed to stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met.  If we were to fail to qualify as a REIT, we would be, among other things, required to provide for federal income taxes on our income and reduce the level of distributions made to our stockholders.

RESULTS OF OPERATIONS

Our operations consist of developing, owning and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income and cash flows for the three and nine months ended September 30, 2003 when compared with the same period in 2002 were due primarily to the acquisition, development and sale of operating properties as follows:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2002	31	2,642,000	59	4,335,000	90	6,977,000
Activity from January 1, 2002 through September 30, 2002:
Acquisitions	-	-	4	544,000	4	544,000
Sales+	(1)	(50,000)	(7)	(314,000)	(8)	(364,000)
Total at September 30, 2002	30	2,592,000	56	4,565,000	86	7,157,000

Activity from October 1, 2002 through September 30, 2003:
Acquisitions	-	-	2	250,000	2	250,000
Development++	-	-	1	41,000	1	41,000
Total at September 30, 2003	30	2,592,000	59	4,856,000	89	7,448,000

+

Income from Property Operations for 2002 sales has been recorded as discontinued operations and is excluded from the comparisons of Income from Property Operations, Rental Income, and Rental Expenses discussed below.

++

The property is included as development based on the date of shell completion.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) decreased $1,216,000 or 8% in 2003 compared with 2002.  This decrease is attributable to an increase in rental income of $741,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $1,957,000.

The following table presents the change in income from property operations for the three months ended September 30, 2003 compared with the same period in 2002, detailing amounts contributed from properties acquired, properties developed, and properties that remained stable during the period from January 1, 2002 to September 30, 2003 (in thousands):

	Acquisitions	Development+	Stabilized	Total

Rental income	$ 1,550,000	$ 66,000	$ (875,000)	$ 741,000
Rental expenses: Operating expenses	(147,000)	-	(180,000)	(327,000)
Real estate taxes	(185,000)	(9,000)	135,000	(59,000)
Depreciation and amortization	(1,049,000)	(29,000)	(493,000)	(1,571,000)
Total rental expenses	(1,381,000)	(38,000)	(538,000)	(1,957,000)
Income from property operations	$ 169,000	$ 28,000	$(1,413,000)	$(1,216,000)

+ - Includes 1 property shell complete on 12/1/01.

Rental Income

The net increase in rental income of $741,000 is primarily attributable to property acquisitions, partially offset by a decrease in rental income on stabilized properties.  The decrease in rental income of $875,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased early termination fees of approximately $195,000.

Rental Expenses

The net increase in rental expenses of $1,957,000 is primarily attributable to property acquisitions and stabilized properties.  The increase in operating expenses on stabilized properties of $538,000 is generally attributable to higher depreciation and amortization.  This is due to a greater level of tenant improvement spending required to obtain leases.

General and Administrative Expenses

General and administrative expenses decreased $105,000 or 7% in 2003 compared with 2002, primarily as a result of approximately $211,000 of higher state income tax expense in 2002, a $70,000 bonus accrual in 2002 (no bonuses accrued for the year 2003), offset by a reduced level of capitalized overhead on development properties in 2003 of $179,000.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $162,000 or 3% in 2003 compared with 2002.  The increase is attributable to a higher level of weighted average outstanding debt in 2003 due to share repurchases and the funding of property acquisitions in the third quarter of 2002, offset by lower interest rates on variable rate debt.  The amortization of loan fees was $385,000 and $341,000 in 2003 and 2002, respectively.  The increase in amortization of loan fees is primarily due to loan fees paid in connection with the $40 million bridge facility in September 2002, the $22.6 million mortgage in October 2002, and the $48.5 million mortgage in March 2003.

Discontinued Operations

Income from operating properties sold as presented in the income statement for the three months ended September 30, 2002 consists of income generated during that period for properties sold during the year 2002.

Dividends

Common stock dividends to stockholders declared for the third quarter of 2003 were $0.51 per share.  Common stock dividends to stockholders declared for the third quarter of 2002 were $0.50 per share.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.   No preferred dividends were declared during the third quarter of 2003 or 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) decreased $320,000 or 1% in 2003 compared with 2002.  This decrease is attributable to an increase in rental income of $6,075,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of  $6,395,000.

The following table presents the change in income from property operations for the nine months ended September 30, 2003 compared with the same period in 2002, detailing amounts contributed from properties acquired, properties developed, and properties that remained stable during the period from January 1, 2002 to September 30, 2003 (in thousands):

	Acquisitions	Development+	Stabilized	Total

Rental income	$ 6,498,000	$ 292,000	$ (715,000)	$ 6,075,000
Rental expenses: Operating expenses	(420,000)	(44,000)	(1,200,000)	(1,664,000)
Real estate taxes	(725,000)	(20,000)	(338,000)	(1,083,000)
Depreciation and Amortization	(1,965,000)	(140,000)	(1,543,000)	(3,648,000)
Total rental expenses	(3,110,000)	(204,000)	(3,081,000)	(6,395,000)
Income from property operations	$ 3,388,000	$ 88,000	$(3,796,000)	$ (320,000)

+ - Includes 1 property shell complete on 12/1/01.

Rental Income

The net increase in rental income of $6,075,000 is primarily attributable to property acquisitions, partially offset by a decrease in rental income on stabilized properties.  The decrease in rental income of $715,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased early termination fees of approximately $943,000.  These decreases are offset by a reduced level of bad debt expense in the nine months ended September 30, 2003, which created an increase in rental income of $262,000.

Rental Expenses

The net increase in rental expenses of $6,395,000 is primarily attributable to property acquisitions and stabilized properties.  The increase in operating expenses on stabilized properties of $3,081,000 is mainly due to higher depreciation and amortization on additions to tenant improvements, increased property taxes, increased repairs and maintenance expense, and $300,000 of mold remediation costs in 2003.

General and Administrative Expenses

General and administrative expenses increased $799,000 or 23% in 2003 compared with 2002, primarily as a result of increased compensation costs associated with hiring the employees of Bedford Acquisitions, Inc. (see “–Related Party Transactions”) and increased legal and accounting fees.  This is offset by the lack of a bonus accrual for the year 2003, which totaled $320,000 for the nine months ended September 30, 2002.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $1,275,000 or 9% in 2003 compared with 2002.  The increase is attributable to a higher level of weighted average outstanding debt in 2003 due to share repurchases and the funding of property acquisitions in the third quarter of 2002, offset by lower interest rates on variable rate debt.  The amortization of loan fees was $1,195,000 and $918,000 in 2003 and 2002, respectively.  The increase in amortization of loan fees is primarily due to loan fees paid in connection with the $40 million bridge facility in September 2002, the $22.6 million mortgage in October 2002, and the $48.5 million mortgage in March 2003.

Discontinued Operations

Income from operating properties sold as presented in the income statement for the nine months ended September 30, 2002 consists of income generated during that period for properties sold during the year 2002.

Dividends

Common stock dividends to stockholders declared for the first and second quarter of 2003 were $0.50 per share and $0.51 per share for the third quarter.  Common stock dividends to stockholders declared for the first and second quarter of 2002 were $0.48 per share and $0.50 per share for the third quarter.  Consistent with our policy, dividends and distributions were paid in the quarter following the quarter in which they were declared.  No preferred dividends were declared during the first three quarters of 2003 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, share repurchases, development of properties, and dividends from:

-

cash flow from operations;

-

borrowings under our credit facility and, if available, other indebtedness which may include indebtedness assumed in acquisitions, and

-

the sale of certain real estate investments.

We anticipate that the cash flow generated by our real estate investments and funds available under the $150 million credit facility will be sufficient to meet our short-term liquidity requirements.

Cash Flows

Operating Activities

Net cash provided by operating activities was $35,723,000 and $38,173,000 for the nine months ended September 30, 2003 and 2002, respectively.  The decrease of $2,450,000 for the nine months ended 2003 as compared to 2002 is primarily due to increases in lease commission payments of $1,669,000 and interest payments of $646,000. In addition, the payment in 2003 of tenant improvement liabilities for which funds were received from escrow in 2002 for property acquisitions created an additional decrease of $1,892,000.  These increases in payments were partially offset by decreased payments of general and administrative expenses of $550,000.  The remaining net decrease of $1,207,000 is mainly due to overall increases in rental receipts and payment of expenses due to property acquisitions and normal timing differences, as well as the loss of net receipts due to property dispositions.

Investing Activities

Net cash used by investing activities was $24,310,000 and $67,219,000 for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in cash used for investing activities of $42,909,000 is due to decreased spending on property acquisitions of $67,545,000, development of $7,117,000, and retention on construction contracts of $315,000, offset by increased spending on tenant improvements and building improvements on operating properties of $596,000.  The remaining decrease in cash flow is due to the proceeds from the sales of assets in 2002 of $31,472,000, for which there were none in 2003.   We expect to incur capital expenditures for our current portfolio of approximately $2 million  for the remainder of 2003 and approximately $17 million for 2004.

Financing Activities

Net cash used by financing activities was $10,378,000 for the nine months ended September 30, 2003, and net cash provided by financing activities was $25,638,000 for the nine months ended September 30, 2002.  The net increase in cash used for financing activities of $36,016,000 was primarily due to increased payments and reduced borrowings of $96,448,000 on our credit facilities, increased payments on mortgages, including the payoff of an $18 million mortgage at maturity, of $18,848,000, and increased payments to repurchase and retire our common stock of $8,696,000. These increases are partially offset by net proceeds of $48,330,000 from a new mortgage loan and $39,042,000 from our preferred stock offering.  Other financing cash flows consisted of increased dividend payments of $774,000 and prepayment of loan fees of $342,000, offset by increased proceeds from the issuance of common stock of $1,025,000, reduced payments for the redemption of Operating Partnership Units of $202,000 and  cash received in 2003 for loan fee refunds of $493,000.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties.  For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 86% of our real estate investments served as collateral for our existing indebtedness as of September 30, 2003. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America.  The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $175 million, if needed.  Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level.  As of September 30, 2003, the facility had an outstanding balance of $82,195,000 and an effective interest rate of 2.85%.  We are currently in the process of renegotiating our revolving credit facility and anticipate that we will renew the line of credit at substantially similar terms.

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

Mortgage loans payable at September 30, 2003 consist of the following (in thousands):

Lender	Maturity Date	Interest Rate as of September 30, 2003	Balance
Union Bank	November 19, 2004	3.16%(1)	$ 20,817
Union Bank	January 1, 2005	6.00%(2)	4,315
TIAA-CREF	June 1, 2005	7.17%	25,397
Security Life of Denver Insurance Company	September 1, 2005	3.00%(3)	21,686
Security Life of Denver Insurance Company	September 1, 2005	3.00%(3)	3,362
Nationwide Life Insurance	November 1, 2005	4.61%	22,191
Prudential Insurance	July 31, 2006	8.90%	7,762
Prudential Insurance	July 31, 2006	6.91%	18,768
TIAA-CREF	December 1, 2006	7.95%	20,923
TIAA-CREF	June 1, 2007	7.17%	34,544
TIAA-CREF	June 1, 2009	7.17%	40,348
Washington Mutual	August 1, 2011	4.04%(4)	16,992
TIAA-CREF	April 1, 2013	5.60%	48,237
	Total		$285,342

(1)

Floating rate based on LIBOR plus 1.60%.  The LIBOR rate was locked for one year at an all-in rate of 3.16% and expires on December 22, 2003.

(2)

Floating rate based on 3 month LIBOR plus 2.50% with a minimum rate of 6.00% (adjusted quarterly).

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly).  Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

We are currently in the process of securing fixed-rate long term financing of approximately $89.2 million of which $46.3 million was completed in late October and early November 2003.  We expect to close on these mortgages in the fourth quarter 2003 and plan to utilize the proceeds to fund acquisitions in the fourth quarter and to pay down a portion of the outstanding balance of our secured credit line which carries a variable interest rate.

We were in compliance with the various covenants and other requirements of our debt financing instruments during the nine months ended September 30, 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at September 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank Loan Payable	$82,195	$ -	$ -	$ -	$ 82,195
Mortgage Loans Payable	6,672	128,309	57,135	93,226	285,342
Construction Contract Commitments	300	-	-	-	300
Standby Letters of Credit	6,177	-	-	-	6,177
Total	$95,344	$128,309	$57,135	$93,226	$374,014

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

Prior to the termination of the agreement, fees incurred for services provided during the three and six months ended June 30, 2002 were expensed in the accompanying income statement to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.   During the three and six months ended June 30, 2002, we paid BAI approximately $440,000 and $1,785,000, respectively, for acquisition, disposition, financing, and development activities provided pursuant to the agreement.  As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner.  During the three and nine months ended September 30, 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $1,000 and $81,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends.  These factors include the following:

We could experience a reduction in rental income if we are unable to renew or relet space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future.  As of September 30, 2003, leases representing 4%, 20%, 24% and 15% of our total annualized base rent were scheduled to expire during the remainder of 2003, 2004, 2005 and 2006, respectively.  If the rental rates upon reletting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer.  We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be relet, or the terms of renewal or reletting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms.  We could face difficulties reletting our space on commercially acceptable terms when it becomes available.  In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the reletting of space.  Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms.  If we are unable to promptly renew leases or relet space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 43% of our base rent, and the loss of one or more of these tenants as well as the inability to re-lease this space on equivalent terms could harm our results of operations.

As of September 30, 2003, our 25 largest tenants accounted for approximately 43% of our total annualized base rent.  One of these tenants in Renton, Washington, representing approximately 4% of our annualized base rent, has already notified us that it does not intend to renew its lease upon expiration in February 2004.  Additionally, we have been advised by another large tenant, in Denver, Colorado, that it will not renew the 197,000 square feet that it currently leases.  This tenant, whose lease expires on January 31, 2005, also represents approximately 4% of our annualized base rent.  The re-leasing of the footage in the Renton and Denver markets will require considerable capital expenditures and an indeterminate period of time.  If we were to lose any more of our large tenants, or if any one or more of these tenants were to declare bankruptcy or to fail to make rental payments when due, and we are unable to release this space on equivalent terms, our ability to make distributions to our stockholders could be compromised.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of September 30, 2003, approximately 52% of our total annualized base rent was generated by our properties located in the State of California.  As a result of this geographic concentration, the performance of the commercial real estate markets and the local economies in various areas within California could affect the value of these properties and the rental income from these properties and, in turn, our results of operations.  In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for office and light industrial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 14% of our net operating income for the nine months ended September 30, 2003 was generated by our office properties and flex industrial properties located in the greater San Francisco Bay Area.  As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy in general and the market for office space in the San Francisco Bay Area, in particular.  The market for this space in the San Francisco Bay Area is in the midst of one of the most severe downturns of the past several decades.  This downturn has been precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses, which during the past several years had been chiefly responsible for generating demand for and increased prices of local office properties.  This downturn has harmed, and may continue to harm, our results of operations.  For example, during the third quarter of 2003, we experienced a 28.5% decline in weighted average rental rates on new leases and renewed leases combined compared to the prior rents for these spaces.  This decline was primarily attributable to a 49% decrease in the rental rates that we were able to obtain on three renewals and one new lease in the Silicon Valley area compared to the prior rents for these spaces.  Excluding these four transactions, the average decline in rental rates would have been approximately 9% for the quarter.  We also expect that the Silicon Valley area as a whole may experience higher than usual lease turnover during the next two years, which may increase area vacancy rates and further depress market rents for commercial real estate.  In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived therefrom, and our ability to make distributions to our stockholders.

Real estate investments are inherently risky, and many of the risks involved are beyond our ability to control.

Real property investments are subject to numerous risks.  The yields available from an equity investment in real estate depend on the amount of income generated and costs incurred by the related properties.  If the properties in which we invest do not generate sufficient income to meet costs, including debt service, tenant improvements, third-party leasing commissions and capital expenditures, our results of operations and ability to make distributions to our stockholders could suffer.  Revenues and values of our properties may also be harmed by a number of other factors, some of which are beyond our control, including:

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow.  During the nine months ended September 30, 2003, three of our tenants, representing less than 1% of our base rent, filed for bankruptcy.  In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment.  The default, bankruptcy or insolvency of a major tenant may harm us and our ability to pay dividends to our stockholders.  Any failure of our tenants to affirm their leases following bankruptcy could reduce our funds from operations.

Our dependence on smaller businesses to rent office space could negatively affect our cash flow.

Many of the tenants in our properties operate smaller businesses that may not have the financial strength of larger corporate tenants.  Smaller companies generally experience a higher rate of failure and are generally more susceptible to financial risks than large, well-capitalized enterprises.  Dependence on these companies could create a higher risk of tenant defaults, turnover and bankruptcies, all of which could harm our ability to pay dividends.

The acquisition and development of real estate is subject to numerous risks, and the cost of bringing any acquired property to standards for its intended market position could exceed our estimates.

A significant portion of our leases is scheduled to expire in 2004, 2005 and 2006.  To supplement the losses in net operating income caused by the leasing turnover, we have expanded our acquisitions program in 2003, with new purchases totaling approximately $85 million, and we expect to continue to focus on property acquisitions in the near future.  As a part of the acquisitions program, we may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties.  Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.  In the future, we expect the majority of our properties and portfolios of properties to be acquired on an “as is” basis, with limited recourse against the sellers.  In addition, our investments may fail to perform in accordance with our expectations.  Further, estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate.  To the extent that we acquire properties with substantial vacancies, as we have in the past, we may be unable to lease vacant space in a timely manner or at all, and the costs of obtaining tenants, including tenant improvements, lease concessions and brokerage commissions, could prove more costly than anticipated.

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

We rely on the services of our key personnel, particularly our Chief Executive Officer, and their expertise and knowledge of our business would be difficult to replace.

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

Concern about indoor exposure to mold has been increasing because this exposure is allegedly linked to various adverse effects on health.  Increasingly, insurance companies are excluding mold-related risks from their policy coverage and it is excluded from our coverage.  Costs and potential liability stemming from tenant exposure to mold and the increased costs of renovating and remodeling buildings with exposure to mold could harm our financial position and results.

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

Our $150 million credit agreement and our mortgage loans are collateralized by approximately 86% of our total real estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of September 30, 2003, our $150 million credit facility had an outstanding balance of $82.2 million, and we had other floating rate loans of $42.1 million.  Borrowings under our credit facility bear interest at a floating rate and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate.  In that regard, our results of operations for the last year have benefited from low levels of interest rates that are currently near historic lows.  Should this trend in interest rates reverse itself, our operating results would be harmed.  As of September 30, 2003, our $150 million credit facility was secured by mortgages on 25 properties that accounted for approximately 28% of our annualized base rent, along with the rental proceeds from those properties.  As of September 30, 2003, these 25 properties comprised approximately 28% of our total real estate assets.

Our fixed rate mortgage loans were in the aggregate approximately $243.2 million as of September 30, 2003.  All of our mortgage loans were collateralized by 55 properties that accounted for approximately 61% of our annualized base rent and approximately 58% of our total real estate assets.  If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness.  In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness.  Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability.

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

We have significant debt service obligations.  As of September 30, 2003, we had total liabilities of approximately $398.7 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $306.9 million.  Payments to service this debt totaled approximately $20.8 million during the nine months ended September 30, 2003.  Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on or other amounts due in respect of our indebtedness.  In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT.  Generally, income from derivative transactions qualifies for purposes of the 95% gross income test but not for purposes of the 75% gross income test.  We recently entered into swap agreements to hedge our exposure to variable interest rates on two mortgages with remaining principal balances of approximately $25.0 million as of September 30, 2003.  Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed.  However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future.  If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments.  An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock.  As of September 30, 2003, interest rates in the U.S. were near their historic lows.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our governing documents and existing debt instruments do not limit us from incurring additional indebtedness and other liabilities.  As of September 30, 2003, we had approximately $367.5 million of indebtedness outstanding.  We may incur additional indebtedness and become more highly leveraged which could harm our financial position and potentially limit our cash available to pay dividends.  As a result, we may not have sufficient funds to satisfy our dividend obligations relating to the Series A preferred stock, or pay dividends on our common stock, if we assume additional indebtedness.

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

FINANCIAL PERFORMANCE

Although Funds From Operations, or FFO, is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT.  FFO during the three and nine months ended September 30, 2003 was $12,694,000 and $37,572,000, respectively.  During the same periods in 2002, FFO was $12,662,000 and $37,569,000, respectively.  Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs.  FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We computed our FFO in accordance with this definition.  FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.   Further, FFO as disclosed by other REITs may not be comparable to our presentation.  The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income (loss).  The following table sets forth a reconciliation of the differences between our FFO and our net income available to common shareholders for each of the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Funds From Operations (in thousands, except share amounts):
Net income available to common shareholders	$ 6,719	$10,036	$21,693	$28,468
Adjustments: Depreciation and amortization: Continuing operations	5,975	4,403	15,879	12,231
Discontinued operations	-	-	-	445
Gain on sale of operating properties	-	(1,777)	-	(3,575)
Funds From Operations	$12,694	$12,662	$37,572	$37,569
Weighted average number of shares – diluted	16,298,297	16,626,201	16,386,088	16,624,449

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

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average annual interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending September 30,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Variable rate LIBOR debt	$83,533	$25,140	$ 715	$ 744	$ 775	$13,411	$124,318	$124,318
Weighted average interest rate	2.87%	3.66%	4.04%	4.04%	4.04%	4.04%	3.17%	3.17%
Fixed rate debt	$ 5,334	$53,210	$49,244	$53,626	$1,989	$79,816	$243,219	$250,263
Weighted average interest rate	6.17%	5.24%	6.22%	7.43%	6.52%	6.29%	6.30%	5.50%

As the table incorporates only those exposures that existed as of September 30, 2003, it does not consider those exposures or positions which could arise after that date.  Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

In July 2003, we entered into an interest swap agreement with Bank of America, N.A. on our two floating-rate mortgages with Security Life of Denver Insurance Company.  The agreement, which commenced on July 3, 2003 and terminates on September 1, 2005, exchanges a floating rate of 30-day LIBOR for a fixed rate of 1.595% on a notional amount of $24.5 million for the first 6 months, $23.5 million in 2004, and $23.0 million in 2005 through the expiration date.  Interest rate pay differentials that arise under this swap agreement are recognized in interest expense over the term of the contract.  This interest rate swap agreement was considered to be fully effective in hedging the variable rate risk associated with the two mortgages.

The following summarizes the notional value and fair value of our interest swap contract.  The notional value below provides an indication of the amount that has been hedged in this contract but does not represent an obligation or exposure to credit risk at September 30, 2003 (dollars in thousands):

Notional Amount	Fixed Rate	Contract Maturity	Cumulative Cash Paid, Net	Approximate Asset at September 30, 2002
$24,500	2.995%	September 1, 2005	$21	$14

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

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Changes in Securities

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock, at a price of $50.00 per share for a total of $40,250,000, to RBC Dain Rauscher, Inc. in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.  RBC Dain Rauscher, Inc. subsequently resold shares of the Series A preferred stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Series A preferred stock ranks senior to our common stock.  Upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of our Series A preferred stock will have the right to receive, out of assets that are legally available for distribution to our stockholders, a liquidation preference of $50.00 per share, plus accrued and unpaid dividends (whether or not declared) to the date of payment, before any payments are made to the holders of our common stock and any other of our equity securities ranking junior to the Series A preferred stock as to liquidation rights.  The Series A preferred stock is not convertible into, or exchangeable for, any other of our property or securities.

Of the net proceeds of approximately $39 million from the sale of the Series A preferred stock, we used approximately $18.8 million to finance the acquisition of two operating properties.  We intend to use the remaining balance of the net proceeds to finance the acquisition or development of additional properties and for general corporate purposes, which may include opportunistic repurchases of outstanding shares of our common stock from time to time.  Pending these applications, we used the remaining net proceeds to reduce our outstanding debt.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

A.

Exhibits

Exhibit No.

Exhibit

3.1(d)+

Articles of Amendment and Restatement of Bedford Property Investors, Inc., filed on May 27, 2003.

3.1(e)+

Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on August 4, 2003.

3.2(b)+

Second Amended and Restated Bylaws of Bedford Property Investors, Inc.

10.54*

Promissory note dated as of October 30, 2003 between Bedford Property Investors, Inc. as Borrower and Bank of America, N.A. as Lender.

10.55*

Promissory note dated as of November 3, 2003 between Bedford Property Investors, Inc. as Borrower and Bank of America, N.A. as Lender.

10.56*

Fixed Rate Note dated November 3, 2003 between Bedford Property Investors, Inc. as Borrower and J.P. Morgan Chase Bank as Lender.

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

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

+

Incorporated by reference to same exhibit filed with our quarterly report on Form 10-Q for the period ended June 30, 2003

*

Filed herewith

B.

Reports on Form 8-K

On July 21, 2003, we filed a report on Form 8-K to furnish to the Securities and Exchange Commission our press releases issued on July 21, 2003, which reported our financial results for the quarter ended June 30, 2003 and announced our intention to sell approximately $40 million of our Series A Cumulative Redeemable Preferred Stock.

On August 5, 2003, we filed a report on Form 8-K to furnish to the Securities and Exchange Commission our press release dated August 5, 2003, which announced the closing of our offering of Series A Cumulative Redeemable Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2003

BEDFORD PROPERTY INVESTORS, INC.

(Registrant)

By:

/s/ HANH KIHARA

Hanh Kihara

Senior Vice President and

Chief Financial Officer

By:

/s/ KRISTA K. ROWLAND

Krista K. Rowland

Vice President and Controller

EXHIBIT INDEX

Exhibit No.

Exhibit

3.1(d)+

Articles of Amendment and Restatement of Bedford Property Investors, Inc., filed on May 27, 2003.

3.1(e)+

Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on August 4, 2003.

3.2(b)+

Second Amended and Restated Bylaws of Bedford Property Investors, Inc.

10.54*

Promissory note dated as of October 30, 2003 between Bedford Property Investors, Inc. as Borrower and Bank of America, N.A. as Lender.

10.55*

Promissory note dated as of November 3, 2003 between Bedford Property Investors, Inc. as Borrower and Bank of America, N.A. as Lender.

10.56*

Fixed Rate Note dated November 3, 2003 between Bedford Property Investors, Inc. as Borrower and J.P. Morgan Chase Bank as Lender.

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

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

+

Incorporated by reference to same exhibit filed with the registrant's quarterly report on Form 10-Q for the period ended June 30, 2003

*

Filed herewith