Form 10-K
period 2003-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2004-03-12
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of registrant as of June 30, 2003 was approximately $428,666,192. The number of shares of registrant’s common stock, par value $0.02 per share, outstanding as of February 27, 2004 was 16,498,159.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be mailed to the registrant’s stockholders in connection with the annual meeting of the registrant’s stockholders, scheduled to take place on May 13, 2004, are incorporated by reference in Items 10 through 14 of Part III of this report. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Forward-Looking Statements

When used in this Form 10-K, the words believe,” “expect,” “intend,” “anticipate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected, or implied by the forward-looking statements. The risks and uncertainties that could cause our actual results to differ from our estimates and expectations are contained in our filings with the Securities and Exchange Commission and as set forth in the section below entitled “Potential Factors Affecting Future Operating Results.” Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

PART I

Item 1. Business

BEDFORD PROPERTY INVESTORS, INC.

We are the successor to ICM Property Investors, Incorporated (ICM), a real estate investment trust (REIT) incorporated in Delaware in 1984. In July 1993, ICM was reorganized in the state of Maryland under the name of Bedford Property Investors, Inc. Equipped with a new board of directors and a new management team, we became a self-administered and self-managed equity REIT, engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2003, we owned and operated 92 properties totaling approximately 7.8 million rentable square feet. Of these 92 properties, 61 are industrial properties and 31 are suburban office properties. As of December 31, 2003, the 92 properties were leased to 504 tenants with an average occupancy rate of approximately 93%. The properties are located in California, Arizona, Washington, Colorado and Nevada.

CORPORATE OBJECTIVE AND STRATEGIES

Our business objective is to increase stockholders’ long-term total return through increases in the dividend and the appreciation in value of our common stock. To achieve this objective, we focus on four strategies:

-

Occupancy:  aim to maintain an occupancy rate of 90% or more for the properties in our portfolio;

-

Acquisitions:  acquire quality industrial and suburban office properties and/or portfolios of such properties;

-

Share Repurchases:  repurchase our common stock on an opportunistic basis; and

-

Management of Capital Expenditures:  monitor capital expenditures.

Occupancy

As of December 31, 2003, our portfolio was 93% occupied.  We expect that the properties in our portfolio will be exposed to higher than usual lease expirations during 2004 and 2005. In anticipation of such lease expirations, we have placed an emphasis on the objective of retaining or, if required, replacing our tenant base. In order to retain good credit tenants in the current market, we have engaged in a strategy to negotiate lower rental rates with tenants whose rent is substantially above market in exchange for extended lease terms, which we refer to as “blend and extend” leases. We expect to continue to execute these blend and extend leases when it is economically feasible to do so. We have continued to emphasize the importance of protecting occupancy in training and planning sessions with our regional and property managers.

Acquisitions

We seek to acquire industrial and suburban office properties and/or portfolios of such properties. We believe that we are able to effectively identify and capitalize on acquisition opportunities through:

-

the experience of our management team;

-

our existing $150 million credit facility, which contains a $25 million accordion feature that allows the facility to be expanded to $175 million;

-

our relationships with private and institutional real estate owners;

-

our relationships with real estate brokers; and

-

our integrated asset management program.

Each acquisition opportunity is reviewed to evaluate whether it meets the following criteria:

-

potential for higher occupancy levels and/or rents, as well as for lower turnover and/or operating expenses;

-

ability to generate returns in excess of our weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy); and

-

availability for purchase at a price at or below estimated replacement cost.

We have, however, in the past acquired, and in the future we may acquire, properties that do not meet one or more of these criteria. This may be particularly true with the acquisition of a portfolio of properties that may include individual properties that do not meet one or more of the foregoing criteria.

Following completion of an initial review of a property, we may make a purchase offer, subject to satisfactory completion of our due diligence process. The due diligence process enables us to refine our original estimate of a property’s potential performance and typically includes a complete review and analysis of the property’s physical structure, systems, environmental status and projected financial performance. The due diligence process also includes an evaluation of the local market, including competitive properties and relevant economic and demographic information. Typically, Peter Bedford, our chairman of the board and chief executive officer, and at least one other senior officer visit each proposed acquisition property before the purchase is closed. After their evaluation and endorsement of a potential acquisition property, the proposed acquisition is presented either to the investment committee of the board of directors for acquisitions under $25,000,000, or to the full board of directors for all other acquisitions, for their review and approval prior to our commitment to acquire the property.

Prior to July 1, 2002, our activities relating to the acquisition of new properties, disposition of existing properties, new loans and development were conducted on an exclusive basis by Bedford Acquisitions, Inc. (BAI), a California corporation wholly-owned by Peter Bedford. For these services, BAI earned a success fee in an amount equal to 1½% of the gross amount of the aggregate price of the property for acquisitions and dispositions, up to 1½% of any loans arranged by BAI, plus up to 7% of development project costs. The total amount of such fees payable to BAI by us was limited to the lesser of: (i) the aggregate amount of such fees earned or (ii) the aggregate amount of approved expenses not to exceed actual costs incurred by BAI through the time of such acquisition, disposition, loan, or development. In July 2002, we terminated our agreement with BAI and subsequently hired its former employees.

Share Repurchases

In July 1998, our board of directors approved a share repurchase program of 3 million shares of our common stock, which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.

In November 1998, we implemented our share repurchase program when we believed our stock price traded at a discount to our estimated net asset value, which was calculated based on our current capitalization rate and earnings estimates. From November 1998 through the end of 2000, we repurchased 5,738,837 shares (or 71% of our repurchased shares) at an average cost of $17.49 per share. From 2001 through 2003, as the dividend rates on our average stock prices yielded approximately 2% higher than our average borrowing costs, we continued to repurchase our common stock on an opportunistic basis. Since November 1998, we have repurchased and retired approximately 8 million shares at an average price of $18.74 per share. This represents 35% of the shares outstanding at November 30, 1998 when we implemented our share repurchase program.  During the year ended December 31, 2003, we repurchased 497,730 shares of our common stock under our share repurchase program at an average price of $26.12 per share.

Management of Capital Expenditures

We expect higher than usual lease expirations in our portfolio during 2004 and 2005. As a result, we expect to incur higher capital expenditures, including the costs of leasing commissions and tenant improvements, related to renewing or replacing the expiring leases. In several instances, these lease expirations may occur in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, may require us to incur more capital expenditures to renew or re-lease these spaces then we have experienced historically.

In addition, we anticipate renovating several older properties that are currently leased by tenants who may not renew their leases. We believe that these renovations are necessary to render the properties competitive in their respective markets.

The combination of these two situations will require that we manage our capital resources carefully. We intend to closely monitor these situations and continually assess our actual expenditures against our planned expenditures. We believe that we will have sufficient funds to meet the needs of these situations.

TRANSACTIONS AND SIGNIFICANT EVENTS DURING 2003

Acquisitions

During 2003, we acquired 658,711 square feet of commercial real estate assets for a total contract price of $85,125,000, which consisted of the following:

-

We purchased a 151,830 square-foot R&D complex in Tempe, Arizona for $7,805,000 or approximately $52 per square foot. The four-building property is fully leased and is expected to generate a first-year cash yield in excess of 9%.

-

We purchased a 98,334 square-foot service center flex complex in Las Vegas, Nevada for $10,955,000 or approximately $112 per square foot. The property, a two-building complex, was 87% leased at the time of the acquisition and is expected to generate a first-year cash yield in excess of 9%.

-

We purchased a 205,077 square-foot office building in Foothill Ranch, California for $41,750,000 or approximately $204 per square foot. The property is fully leased and is expected to generate a first-year cash yield in excess of 9%.

-

We purchased a 77,261 square-foot service center flex complex in Mesa, Arizona for $6,800,000 or approximately $88 per square foot. The two-building property is fully leased and is expected to generate a first-year cash yield in excess of 9%.

-

We purchased a 126,209 square-foot service center flex complex in North Las Vegas, Nevada for $17,815,000 or approximately $141 per square foot. The six-building property was 90% leased at the time of the acquisition and is expected to generate a first-year cash yield in excess of 9%.

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California. As of February 2004, the 41,726 square-foot phase I was 100% leased, and the 41,390 square-foot phase II, which was shell complete in December 2002, was 76% leased. Our board has authorized us to move forward with the final two phases, with construction of phases III and IV expected to commence in early 2004. Both phases will be constructed concurrently over an expected 7-month period, taking advantage of the project momentum generated with the recent leasing activities of phases I and II. We estimate the total cost of construction of these two phases, including the purchase price of the land, to be approximately $6.9 million.

In February 2003, one of our larger tenants informed us that it did not intend to renew its lease upon expiration on February 28, 2004. This tenant occupies the entire 334,000 square feet of our five-building facility in Renton, Washington. We are currently planning the redevelopment of this property and expect to commence construction in March 2004 when the tenant vacates. We expect the construction process for site work, shell enhancement, construction of lobbies and the upgrade of common areas to take place over a 48-month period. The construction will be completed in phases, with the completion and leasing of some of the buildings occurring prior to the end of the 48-month period. We expect to incur costs between $18 and $22 million to renovate and re-tenant the project.

Marketing Programs

In response to soft market conditions and increasing lease expirations in several locations, we initiated a marketing program early last year. The program received the highest priority within the organization. We designed the program to accomplish three broad objectives:

-

improving our vacant spaces to “move-in” condition;

-

ensuring that our external communications were high quality and emphasized the power of the Bedford brand; and

-

creating internal recognition programs to recognize contributions at all levels of the organization.

By year-end, we had developed tools to accomplish each of the objectives. Our vacant spaces have been renovated and improved with a standard tenant improvement package. We believe that this provides us with a competitive advantage, particularly in the softer markets in which we operate. We also developed and implemented external recognition programs, including brokered deal recognition and incentives to the brokerage community, which we hope will result in increased leasing opportunities.

We redesigned and improved our web-based marketing initiatives, ensuring that all of our vacant spaces are accurately posted and available to the tenant brokerage groups with whom we work. Our marketing publications were revised to reflect consistent graphics and information so as to enhance and emphasize our brand image in our markets. Finally, we created internal recognition programs to recognize both transactions and more general contributions to our marketing objectives throughout the organization. We have made numerous awards highlighting new leases, new tenant-relations ideas, and administrative accomplishments. We believe that these steps have helped to communicate a sense of our mission throughout the company.

As mentioned above, we expect a relatively larger number of lease expirations in our portfolio during the next two years. In an effort to address the upcoming challenges and to increase our chances of retaining as many of our tenants as possible, we have selected a group of our tenant base and given it high focus within our management team. We call this group our “mighty-ninety”, and it consists of 90 of the larger tenants in our portfolio. Our regional managers have developed strategies for the retention of each of these tenants. Our plan is to ensure that each prospective renewal in the group is given the best planning and attention that we can provide. In this way, we hope to move successfully through a period of higher lease expirations without a significant reduction in our retention rate.

Operating Performance

For the year ended December 31, 2003, we reported income from continuing operations of $27,665,000 on rental revenues of $107,954,000, compared with net income from continuing operations of $31,682,000 on rental revenues of $99,740,000 for the year ended December 31, 2002. Rental revenue of $2,162,000 was classified as income from operating properties sold, net for the year ended December 31, 2002. Gain on sales of real estate investments for the year ended December 31, 2002 was $3,575,000. Our funds from operations (FFO) for the year ended December 31, 2003 was $49,723,000 as compared to $50,083,000 for the year ended December 31, 2002. We provide a definition of FFO in Item 6 of this report and present a reconciliation of our FFO to our net income in Item 7 of this report.

Increase in Dividends on Common Stock

In September 2003, we announced a 2% increase in our quarterly common stock dividend from $0.50 per share to $0.51 per share, or $2.04 on an annualized basis. The higher dividend rate commenced with our dividend for the third quarter of 2003. The dividends declared for the four quarters in 2003 totaled $2.02, a 3% increase compared to the dividends declared for the four quarters in 2002 of $1.96.

Long-Term Debt

Taking advantage of the low-interest rate environment and anticipating rising interest rates in the future, we undertook a concerted effort to convert floating-rate debt to fixed-rate debt. The net effect of this financing effort was a decrease in our variable-rate debt from 50.3% of our total debt at the beginning of 2003 to 19.6% at year-end.

In March 2003, we obtained a $48,500,000 mortgage from Teachers Insurance and Annuity Association of America. The loan has a ten-year term and carries a fixed interest rate of 5.60%. Proceeds from the mortgage financing were used to pay down a portion of the outstanding balance of our lines of credit and to replace an $18,000,000 mortgage from Prudential Insurance Company of America, which matured in March 2003 and carried a fixed interest rate of 7.02%.

During the fourth quarter of 2003, we obtained the following mortgage financings:

-

Two ten-year mortgages with Bank of America for $9,900,000 and $11,400,000 with fixed interest rates of 5.45% and 5.55%, respectively. The mortgages call for interest only payments for the first two years and principal and interest payments for the remainder of the loan term.

-

A ten-year mortgage with JPMorgan Chase Bank for $25,000,000 with a fixed interest rate of 5.74%.

-

Three seven-year mortgages with John Hancock for an aggregate amount of $27,900,000 with fixed interest rates of 4.95%. These three mortgages call for interest only payments for the first four years and principal and interest payments for the remainder of the loan term.

-

Three five-year mortgages with John Hancock for an aggregate amount of $11,800,000 with fixed interest rates of 4.60%. These three mortgages call for interest only payments for the first three years and principal and interest payments for the remainder of the loan term.

Proceeds from these mortgages were used to finance property acquisitions and to pay down a portion of our secured credit facility. Proceeds of approximately $4,300,000 were used to pay off the remaining balance of a Union Bank loan that had a floating rate, which was 6.00% at the time of the payoff.

In November 2003, we assumed two mortgages with Sun Life Assurance Company in connection with the acquisition of a property. The mortgages had remaining outstanding balances of approximately $1,659,000 and $1,469,000 at the date of the acquisition with interest at fixed rates of 7.00% and 7.25%, respectively. Both of the mortgages have a maturity date of April 1, 2009.

In August 2003, we paid off the remaining balance of $22,000,000 on the $40 million unsecured bridge facility with Bank of America, which carried an interest rate of LIBOR plus 1.55%.

Sale of Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a total of $40,250,000. The private offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In December 2003, the shares of the preferred stock sold in the private offering were registered with the Securities and Exchange Commission. The shares of the Series A preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

We used the net proceeds of approximately $39 million from the sale of the Series A preferred stock to finance a portion of the $85 million in property acquisitions during the third and fourth quarters of 2003.

DIVIDENDS

Common Stock Dividends

We have made regular quarterly distributions to the holders of our common stock every quarter since the second quarter of 1993 and have increased the dividend seventeen times since, ranging from $0.10 per share in the second quarter of 1993 to $0.51 per share in the fourth quarter of 2003.

Preferred Stock Dividends

We pay cumulative dividends on the shares of our Series A preferred stock at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year.  Dividends on the shares of our Series A preferred stock are payable quarterly in arrears.  We declared dividends of $685,000 on the outstanding shares of our Series A preferred stock on October 1, 2003 and paid them on October 15, 2003.

TENANTS

Based on rentable square feet, as of December 31, 2003, our suburban office properties and industrial properties were approximately 93% occupied by a total of 504 tenants, of which 140 were suburban office property tenants and 364 were industrial property tenants. Our tenants include local, regional, national, and international companies engaged in a wide variety of businesses.

FINANCING

We expect cash flow from operations to be sufficient to pay operating expenses, real estate taxes, general and administrative expenses, and interest on indebtedness and to make distributions to stockholders required to maintain our REIT qualification.

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and re-letting of space, repayment of indebtedness, share repurchases, development of properties, and dividends from:

-

cash flow from operations;

-

borrowings under our credit facility and, if available, other indebtedness, which may include indebtedness assumed in acquisitions;

-

the sale of certain real estate investments; and

-

preferred stock issuance.

INSURANCE

We carry commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. This coverage is subject to certain exclusions, including contamination from hazardous materials and mold. We carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our all risk policies, as well as for “non-certified” events in excess of $10 million up to the $200 million limit. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of 5% of total insurable value per building and respective rent loss with respect to the earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California, as well as excess earthquake coverage with an aggregate limit of $10 million for properties located in Washington. We also carry director and officer liability insurance with an aggregate limit of $10 million and a fidelity bond in the amount of $1 million. This coverage protects our directors and officers against liability claims as well as the cost of legal defense.

COMPETITION AND OTHER FACTORS

Our success depends upon, among other factors, general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws, and zoning laws. We typically compete in our markets with other REITs, institutional owners, and private operators of commercial property.

Our real estate investments are located in markets in which we face significant competition for rental revenues. Many of our investments, particularly office buildings, are located in markets in which there is a significant supply of available space, resulting in intense competition for tenants and low rents. For example, we own properties in the east side market in Seattle, Washington. This market has been negatively affected by job loss in that region and there is considerable inventory available. In addition, we own properties in Phoenix, Arizona and Denver, Colorado. In both of these cities, weak demand has resulted in excess direct and sublease inventory, which provides tenants with more choices and weakens our negotiating strength.

We believe that our competitive strengths may enable us to lessen the adverse impact of these negative factors. These competitive strengths include brand acceptance, an experienced management team, a long history of operations in all of our current markets, a diversified tenant base, and limited exposure to a significant single-tenant default.

GOVERNMENTAL REGULATIONS

Our properties are subject to various federal, state, and local regulatory requirements such as local building codes and other similar regulations. We believe our properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at our properties may be required to comply with changes in these laws and regulations. No material expenditures are contemplated at this time in order to comply with any such laws or regulations. Under various federal, state, and local laws, ordinances, and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances released on, above, under, or in such property. These laws and regulations often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of such removal or remediation could be substantial. Additionally, the presence of such substances or the failure to properly remediate such substances may adversely affect the owner’s ability to borrow using such real estate as collateral.

We believe that we are in compliance in all material respects with all federal, state, and local laws regarding hazardous or toxic substances, and we have not been notified by any governmental authority of any non-compliance or other claim in connection with any of our present or former properties. Accordingly, we do not currently anticipate that compliance with federal, state, and local environmental protection regulations will have any material adverse impact on our financial position, results of operations, or liquidity. There can be no assurance, however, that future discoveries or events at our properties, or changes to current environmental regulations, will not result in such a material adverse impact.

EMPLOYEES

As of December 31, 2003, we had 43 full-time employees, including the 11 employees that we hired from BAI in 2002.

OTHER INFORMATION

Copies of our corporate governance guidelines, audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of ethics, and code of business conduct and ethics are available on our website.  These documents are also available in print to any stockholder who requests them by calling (925) 283-8910.  We will make our filings with the Securities and Exchange Commission (SEC), including this annual report, available on our website free of charge as soon as reasonably practicable after such filings are made. The address of our website is www.bedfordproperty.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not incorporated into this annual report.

Item 2. Properties

REAL ESTATE SUMMARY

As of December 31, 2003, our real estate investments were diversified by geographic region and by product type as follows (dollars in thousands):

	Number of Properties	Investment Cost	% of Total Investment Cost
Industrial buildings
Northern California	30	$205,497	26
Arizona	18	108,872	13
Southern California	9	59,535	7
Northwest	2	14,230	2
Nevada	2	26,258	3

Total industrial buildings	61	414,392	51

Office buildings
Northern California	6	31,565	4
Arizona	5	36,460	4
Southern California	5	65,803	8
Northwest	6	117,247	15
Colorado	8	111,312	14
Nevada	1	13,457	2

Total office buildings	31	375,844	47

Land held for development
Northern California	4	5,866	*
Arizona	1	637	*
Southern California	3	2,477	*
Northwest	1	1,142	*
Colorado	2	3,949	*

Total land held for development	11	14,071	2

Total	103	$804,307	100%

* Less than 1%

PERCENTAGE LEASED, 10% TENANTS, AND AVERAGE BASE RENT

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the property square footage at the end of the year, the average base rent per square-foot at the end of each year, and the principal business of the tenants occupying 10% or more of each property at December 31, 2003. The average base rent per square-foot as of the end of the year for some of the properties includes zero rent for tenants who are in a free rent period as of December 31, 2003.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
INDUSTRIAL BUILDINGS Northern California Building #3 at Contra Costa Diablo Ind. Park, Concord	100% 1 $7.80	100% 1 $8.04	100% 1 $8.28	100% 1 $10.20	100% 1 $10.51	Television cable service.
Building #8 at Contra Costa Diablo Ind. Park, Concord	100% 1 $6.72	100% 1 $11.61	100% 1 $11.61	100% 1 $11.61	100% 1 $11.61	Storage of medical supplies.
Building #18 at Mason Ind. Park, Concord	100% 2 $7.22	100% 2 $7.54	100% 2 $8.49	100% 2 $8.76	100% 2 $9.47	Warehouse of scaffolding materials and construction supplies; roofing contractor.
Milpitas Town Center, Milpitas	100% 4 $12.74	100% 3 $14.36	100% 3 $14.62	100% 3 $15.92	70% 2 $10.68	Manufacturer of blood glucose meters; manufacturer of vacuum pumps and related parts.
598 Gibraltar Drive, Milpitas	100% 1 $10.44	100% 1 $19.20	100% 1 $19.97	100% 1 $20.77	100% 1 $21.60	Electronic computer component manufacturer.
Auburn Court, Fremont	68% 3 $11.25	100% 4 $16.13	100% 4 $16.86	68% 3 $18.62	59% 2 $18.83	Computer software developer; high-performance fiber optic components supplier.
47650 Westinghouse Drive, Fremont	100% 1 $10.20	100% 1 $10.80	100% 1 $10.80	100% 1 $11.40	100% 1 $11.40	Electronic personal computer board assembly.
410 Allerton, So. San Francisco	100% 1 $7.20	100% 1 $7.80	100% 1 $9.60	100% 1 $9.89	0% 0 0	N/A.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
INDUSTRIAL BUILDINGS (continued) Northern California (continued) 400 Grandview, So. San Francisco	100% 4 $7.95	100% 4 $8.27	100% 4 $7.72	100% 4 $10.85	100% 4 $11.23	Radiology research and developer; freight forwarding companies; retail display company.
342 Allerton, So. San Francisco	100% 4 $9.13	100% 4 $10.40	100% 4 $12.95	100% 4 $13.63	100% 4 $12.82	Freight forwarding companies; food broker.
301 East Grand, So. San Francisco	75% 2 $6.90	100% 3 $7.42	100% 3 $7.79	100% 3 $8.04	30% 1 $5.61	Distributor of MRI equipment.
Fourier Avenue, Fremont	100% 1 $8.99	100% 1 $8.99	100% 1 $10.67	100% 1 $10.67	100% 1 $10.67	Manufacturer of testers and equipment for semi-conductors.
Lundy Avenue, San Jose	100% 2 $14.40	100% 2 $14.51	100% 2 $15.60	82% 1 $15.60	100% 2 $15.14	Testing and distribution of semi-conductors and other related electronic components; data and network storage services.
115 Mason Circle, Concord	100% 5 $6.78	100% 5 $7.21	100% 5 $7.60	83% 4 $8.00	100% 5 $7.78

Manufacturer and distributor of pipeline; distributor of fund raising products; distributor of water purifying systems; manufacturer and sales of woman and children’s pajamas; wholesale lighting distributor.

47600 Westinghouse Drive, Fremont	100% 1 $10.92	100% 1 $11.28	100% 1 $11.64	100% 1 $12.00	100% 1 $12.36	Research and development assembly and testing related to the semi-conductor/electronics industry.
860-870 Napa Valley Corporate Way, Napa	88% 2 $9.90	94% 2 $11.06	100% 2 $11.72	100% 2 $12.52	94% 2 $12.02	Winery; content management and remittance processing provider.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
47633 Westinghouse Drive, Fremont	100% 1 $12.06	100% 1 $12.31	100% 1 $12.55	100% 1 $12.80	0% 0 0	N/A
47513 Westinghouse Drive, Fremont	100% 2 $14.92	100% 2 $15.52	100% 2 $16.12	100% 2 $16.72	100% 2 $9.51	Manufacturer of semi-conductor equipment; manufacturer and designer of arterial balloon catheters and other related devices.
Bordeaux Centre, Napa	89% 4 $6.57	100% 5 $7.06	100% 5 $7.26	100% 5 $7.47	100% 4 $7.64	Cork manufacturer; marine electronics distributor; wine storage and distributor for online and wine club sales; research and development of packaging material.
O’Toole Business Park, San Jose	100% 0 $14.38	100% 1 $17.16	84% 1 $22.09	77% 2 $19.53	71% 1 $19.51	Biotech company.
6500 Kaiser Drive, Fremont	100% 1 $9.60	100% 1 $10.20	100% 1 $10.20	100% 1 $10.80	100% 1 $10.80	Research and development, manufacturer of computers.
Bedford Fremont Business Park, Fremont	97% 1 $16.39	97% 1 $17.97	97% 1 $20.23	94% 1 $17.65	94% 1 $16.60	Administration and testing of samples for managed care organizations.
Spinnaker Court, Fremont	100% 2 $8.25	100% 3 $14.72	100% 3 $20.93	75% 2 $25.41	100% 3 $21.07	Design-to-distribution of computing solutions; developer of broadband products and related components; storage and warehouse of computer equipment.
2277 Pine View Way, Petaluma	100% 1 $7.25	100% 1 $7.25	100% 1 $7.61	100% 1 $7.61	100% 1 $7.99	Manufacturer and distributor of eyeglass lenses for world-wide distribution.
The Mondavi Building, Napa	100% 1 $5.17	100% 1 $5.17	100% 1 $5.42	100% 1 $5.42	100% 1 $5.70	Wine storage and administration.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
Parkpoint Business Center, Santa Rosa	100% 3 $15.68	95% 3 $16.50	98% 3 $17.03	80% 1 $17.87	100% 2 $18.67	Mortgage broker; medical office.
2180 S. McDowell Blvd., Petaluma	81% 1 $11.20	69% 1 $8.28	100% 2 $8.71	100% 2 $8.94	100% 2 $9.22	Manufacturer of high-end, commercial grade sound equipment; valve and regulator automation sales and manufacturer.
2190 S. McDowell Blvd., Petaluma	100% 2 $8.39	100% 2 $8.89	100% 2 $9.13	100% 2 $9.64	100% 2 $9.82	Bread distributor; distributor of paper and packaging products.
So. San Francisco Business Center, So. San Francisco	N/A N/A	N/A N/A	N/A N/A	96% 2 $20.38	92% 2 $19.70	U.S. postal office retail store; manufactures and leases copiers.
Philips Business Center, San Jose	N/A N/A	N/A N/A	N/A N/A	100% 1 $18.16	100% 1 $18.72	Manufactures semiconductors and related components.

Arizona
Westech Business Center, Phoenix	96% 0 $9.97	95% 0 $10.37	94% 0 $10.66	81% 1 $10.96	90% 1 $10.36	Administrative services for University.
Westech II, Phoenix	100% 2 $8.87	100% 2 $9.63	100% 2 $9.78	94% 2 $10.06	100% 3 $9.68	Administrative services for University; travel agency; engineering firm.
2601 W. Broadway, Tempe	100% 1 $7.14	100% 1 $7.43	100% 1 $7.72	100% 1 $8.03	100% 1 $8.35	Wireless phone service provider.
Phoenix Airport Center #2, Phoenix	100% 1 $7.80	100% 1 $7.80	100% 1 $10.50	100% 1 $10.50	100% 1 $10.50	Electronic parts sales and customer service.
Phoenix Airport Center #3, Phoenix	100% 1 $7.02	100% 1 $7.02	100% 1 $9.18	100% 1 $9.78	100% 1 $9.78	Cosmetic manufacturer and distributor.
Phoenix Airport Center #4, Phoenix	100% 1 $7.80	100% 1 $8.36	100% 1 $8.36	100% 1 $8.36	100% 1 $8.36	Package delivery/service call center.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
INDUSTRIAL BUILDINGS (continued) Arizona (continued)
Phoenix Airport Center #5, Phoenix	100% 1 $8.68	100% 1 $9.56	100% 1 $9.56	100% 1 $8.46	100% 1 $8.80	Healthcare maintenance organization corporate office.
Butterfield Business Center, Tucson	100% 2 $6.38	100% 2 $6.45	100% 2 $6.35	100% 2 $6.43	100% 2 $6.57	Customer service call center – retail sales; administrative services for mechanical cleaning equipment.
Butterfield Tech Center II, Tucson	56% 2 $6.67	100% 4 $6.85	100% 4 $7.07	100% 4 $7.39	100% 4 $7.59	Package distribution facilities; schoolbook distribution facility; distributor of industrial uniform supplies.
Greystone Business Park, Tempe	11% 1 $10.56	86% 3 $10.85	100% 3 $11.67	100% 3 $12.20	100% 3 $12.53	Sales and service of electronic equipment; business communications equipment and multimedia integrations services; sales, service and support facilities for distribution of electrical components.
Rio Salado Corporate Centre, Phoenix*	N/A N/A	0% $0.00	0% $0.00	89% 2 $0.00	89% 2 $9.95	Administrative services for orthopedic equipment; administrative and R & D for medical products.
Phoenix Tech Center, Phoenix	N/A N/A	100% 1 $9.90	100% 1 $9.90	100% 1 $10.32	100% 1 $8.40	Reprocessing/recycling of single-use non-medical devices.
4645 S. 35th Street, Phoenix	100% 1 $4.56	100% 1 $4.69	100% 1 $5.02	100% 1 $5.02	100% 1 $5.10	Interior design and home products sales.
Diablo Business Center, Phoenix	100% 2 $7.21	100% 2 $8.00	91% 2 $8.26	100% 1 $5.21	90% 2 $5.78	Consulting engineers; manufacture, delivery of weight management supplements.

*

Both tenants were in a free rent period at December 31, 2002. Rent began in February 2003 for both tenants at a total average base rent per square foot of $9.95.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
INDUSTRIAL BUILDINGS (continued) Arizona (continued)
Cotton Center I, Phoenix	N/A N/A	N/A N/A	N/A N/A	86% 3 $8.94	86% 3 $8.94	Business to business multi-modal freight forwarding; delivery of wireless and mobile data; provide building automation in HVAC products, fire safety, and security systems.
Cotton Center II, Phoenix	N/A N/A	N/A N/A	N/A N/A	100% 1 $8.63	100% 1 $11.99	Pharmaceutical service company.
Roosevelt Commons, Tempe	N/A	N/A	N/A	N/A	100% 4 $5.43	Resale/refurbish of copy equipment; storage of bakery supplies; storage facility of party rental equipment; offsite storage facility for valuable documents.
Superstition Springs Commerce Center, Mesa	N/A	N/A	N/A	N/A	100% 4 $8.60	Lending company for medical services; retail facility for motorcycles and quads; mobile glass replacement company, storage of windows; manufacturing/testing of board transmitters.

Southern California
Dupont Industrial Center, Ontario	100% 2 $3.67	100% 1 $3.82	97% 1 $3.88	100% 1 $3.93	100% 1 $4.26	Distributor of swimming pool supplies.
3002 Dow Business Center, Tustin	99% 0 $9.52	98% 0 $10.20	98% 0 $10.92	100% 0 $11.31	100% 0 $11.54	No single tenant over 10%.
Carroll Tech I, San Diego	100% 1 $9.11	100% 1 $9.47	100% 1 $9.84	100% 1 $10.23	100% 1 $10.64	Sales and service of point of sales equipment.
Signal Systems Building, San Diego	100% 1 $10.42	100% 1 $10.79	100% 1 $11.08	100% 1 $11.24	100% 1 $11.48	Developer and manufacturer of avionic diagnostic equipment.
Carroll Tech II, San Diego	100% 1 $13.79	100% 1 $14.40	100% 1 $14.40	100% 1 $12.74	100% 1 $13.12	Customer service center for online computer games.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
INDUSTRIAL BUILDINGS (continued) Southern California (continued)
Canyon Vista Center, San Diego	100% 3 $8.86	100% 3 $10.05	100% 3 $10.44	100% 2 $10.51	100% 2 $10.82	Designer of interactive entertainment software; safety testing of electronic products.
6325 Lusk Blvd., San Diego	100% 2 $12.48	100% 2 $12.98	100% 1 $14.59	100% 1 $15.17	100% 1 $15.34	Bio-tech company developing diabetes self-test products.
Jurupa Business Center, Phase I, Ontario	N/A N/A	N/A N/A	0% 0 $0.00	94% 4 $15.76	91% 4 $16.19	Commercial print shop; civil engineering; internet service provider; identification technology and systems developer.
Jurupa Business Center, Phase II, Ontario*	N/A	N/A	N/A	N/A	55% 3 $11.98	Trade school education; residential real estate developer; federal government.

Northwest
Highlands Campus Building B, Bothell	N/A N/A	86% 4 $12.34	93% 4 $13.02	75% 4 $13.18	62% 3 $11.53	Manufacturer and distributor of microbiological lab testing equipment; medical prescription service provider; wholesaler of flooring products.
Highlands Campus Building C, Bothell	N/A N/A	60% 2 $14.46	75% 3 $14.23	75% 3 $14.51	75% 3 $14.81	Civil engineering consulting; manufacturer and distributor of ultrasound equipment; home furnishings club/distributor.
Nevada
Russell Commerce Center, Las Vegas	N/A	N/A	N/A	N/A	85% 1 $10.94	Commercial interior designer.
Northport Business Center, North Las Vegas	N/A	N/A	N/A	N/A	90% 3 $13.95	Personnel employment agency; vacation timeshare sales company; wholesale novelty distributor.

*

One tenant is in a free rent period at December 31, 2003. Rent will begin January 2004 at a total average base rent per square foot of $18.55.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
OFFICE BUILDINGS
Northern California
Village Green, Lafayette	100% 2 $24.45	100% 2 $26.69	100% 2 $27.58	100% 2 $28.88	100% 2 $29.94	Environmental consultant; real estate investment trust.
Carneros Commons Phase I, Napa	N/A N/A	0% 0 $0.00	30% 1 $15.35	100% 3 $13.41	100% 3 $15.18	E-commerce payment processing service; civil engineering; property/casualty insurance provider.
Canyon Park, San Ramon	100% 2 $16.44	100% 2 $20.92	100% 2 $21.92	100% 2 $22.44	100% 2 $22.99	Geotechnical lab and research; healthcare provider.
Crow Canyon Centre, San Ramon	50% 1 $25.20	100% 2 $25.43	100% 2 $26.66	100% 2 $26.76	92% 2 $27.22	Healthcare provider; real estate mortgage and interior designer.
3380 Cypress Drive, Petaluma	100% 1 $13.08	100% 1 $13.56	100% 1 $13.56	100% 1 $14.16	100% 1 $14.16	Manufacturer of hearing devices.
Carneros Common Phase II, Napa	N/A N/A	N/A N/A	63% 1 $16.14	91% 2 $16.45	94% 2 $17.19	Wine maker and exporter; sales/marketing of purees.

Arizona
Executive Center at Southbank, Phoenix	98% 3 $9.64	92% 3 $9.89	100% 3 $10.78	92% 3 $11.70	87% 2 $12.61	Travel agency; credit card collection.
Phoenix Airport Center #1, Phoenix	100% 3 $13.97	100% 5 $9.97	88% 3 $14.97	88% 3 $13.63	88% 3 $14.21	Administrative services for electronic component sales; sales and service for computer hardware/software; call center for glass repair company.
Cabrillo Executive Center, Phoenix	100% 2 $17.03	94% 3 $17.24	96% 3 $18.00	90% 2 $18.38	90% 2 $18.04	Provider of email systems and software for businesses; homebuilder.
Mountain Pointe Office Park, Phoenix	0% 0 $0.00	100% 1 $19.20	100% 1 $19.20	100% 1 $19.70	100% 1 $19.70	Civil engineering.
1355 S. Clearview Avenue, Mesa	100% 1 $12.72	100% 1 $12.72	100% 1 $12.72	100% 1 $13.80	100% 1 $13.80	Debt collection services.

Southern California
Laguna Hills Square, Laguna Hills	95% 4 $25.17	100% 2 $24.44	100% 2 $25.51	95% 2 $26.55	100% 2 $27.08	Medical facility; optometry and eye surgery.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
OFFICE BUILDINGS (continued) Southern California (Continued)
Carroll Tech III, San Diego	100% 1 $9.60	100% 1 $9.98	100% 1 $10.38	100% 1 $10.80	100% 1 $11.23	On-line game developer.
Scripps Wateridge, San Diego	100% 2 $13.16	100% 2 $13.40	100% 2 $14.05	100% 2 $14.30	100% 2 $14.57	Wireless communications; supplier of digital wireless communication products and technologies.
Carroll Tech IV, San Diego	100% 1 $15.00	100% 1 $12.44	100% 1 $12.81	100% 1 $13.20	100% 1 $13.59	Manufacturer of video games.
Towne Centre Plaza, Foothill Ranch	N/A	N/A	N/A	N/A	93% 2 $25.76	University education provider; insurance provider.

Northwest
Times Square, Renton	100% 1 $9.35	100% 1 $10.50	100% 1 $10.50	100% 1 $11.50	100% 1 $11.50	Manufacturer of aircraft.
Adobe Systems Bldg. 1, Seattle	100% 1 $15.53	100% 1 $15.53	100% 1 $15.53	100% 1 $15.53	100% 1 $17.09	Computer software design and engineering.
Adobe Systems Bldg. II, Seattle	100% 2 $16.71	100% 2 $16.74	100% 2 $17.39	86% 1 $16.60	90% 1 $18.22	Computer software design and engineering.
Highlands Campus, Bldg. A, Bothell	38% 1 $12.51	100% 2 $15.06	100% 2 $15.25	100% 2 $16.50	100% 2 $15.38	Computer software research and development; cellular phone manufacturer.
The Federal Way Building, Federal Way	100% 3 $12.65	100% 2 $13.77	100% 2 $13.77	100% 2 $14.83	100% 2 $14.83	Property/casualty insurance company; gasoline company.
Federal Way Building II, Federal Way	100% 4 $14.20	100% 3 $14.31	88% 3 $14.24	95% 3 $14.94	100% 3 $15.44	Producer of semiconductor/computer components; financial advisor and lender; insurance company.

Percentage Occupied (%), Number of Tenants Occupying 10% or more of Square Footage (#),

and Average Base Rent for Property by Year ($/Sq Ft)

Property	1999% # $/Sq Ft	2000% # $/Sq Ft	2001% # $/Sq Ft	2002% # $/Sq Ft	2003% # $/Sq Ft	Principal Business at December 31, 2003
OFFICE BUILDINGS (continued)
Colorado
Oracle Building, Denver	100% 2 $23.34	100% 2 $23.34	100% 2 $24.22	100% 2 $25.07	67% 2 $16.85	Computer software company; banking.
4601 DTC Building, Denver	100% 1 $18.05	100% 1 $20.06	100% 1 $20.06	82% 1 $20.03	100% 2 $19.13	Oil company; property/casualty insurance provider.
WaterPark @ Briarwood Bldg. 1, Centennial	N/A N/A	62% 1 $12.90	100% 2 $13.24	100% 2 $13.55	100% 2 $13.87	Corporate travel agency; resort time-share company.
Belleview Corp. Plaza II Office, Denver	N/A N/A	N/A N/A	20% 1 $17.75	78% 2 $11.66	89% 2 $19.60	Healthcare company; educational software developer.
WaterPark @ Briarwood Bldg. 2, Centennial	N/A N/A	70% 2 $13.18	100% 2 $13.39	100% 2 $13.86	88% 2 $14.68	Data processing solutions for the finance industry; distributor of electrical components and computer products.
WaterPark @ Briarwood Bldg. 3, Centennial	N/A N/A	N/A N/A	22% 1 $14.00	38% 2 $8.44	94% 3 $11.57	Insurance provider; consulting and service provider to lenders; aviation training.
WaterPark @ Briarwood Bldg. 4, Centennial	N/A N/A	N/A N/A	100% 1 $14.00	100% 1 $14.00	100% 1 $14.85	County government.
Bedford Center at Rampart, Englewood	N/A N/A	97% 3 $12.73	96% 3 $13.09	85% 3 $13.33	86% 3 $12.56	Office equipment sales and leasing; insurance company; corporate travel agency.

Nevada
U.S. Bank Centre, Reno	100% 2 $19.03	90% 2 $22.48	80% 2 $21.07	95% 3 $18.16	95% 3 $22.19	Insurance services; mining; financial services.

LEASE EXPIRATIONS - REAL ESTATE PORTFOLIO

The following table presents lease expirations for each of the 10 years beginning January 1, 2004 and thereafter. The table presents:  (i) the number of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the 2003 annualized base rent of the expiring leases, and (iv) the percentage of total 2003 annualized base rent for expiring leases.

Year	Number of Leases Expiring	Square Feet	2003 Annualized Base Rent	Percentage of 2003 Annualized Base Rent

2004	121	1,623,130	19,436,200	20.3%
2005	116	1,335,864	21,098,831	22.0%
2006	114	1,180,601	14,914,327	15.6%
2007	59	1,070,654	10,726,101	11.2%
2008	57	858,718	14,153,600	14.8%
2009	19	393,108	5,014,308	5.2%
2010	14	586,112	8,180,601	8.5%
2011	2	29,794	388,720	0.4%
2012	2	219,891	1,880,905	2.0%
2013 and thereafter	-	-	-	-

Total	504	7,297,872	95,793,593	100.0%

PRINCIPAL PROVISIONS OF LEASES

The following table sets forth the principal provisions of leases that represent more than 10% of the gross leasable area (GLA) of each of our properties and the property tax rate for each property for 2003.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS
Northern California Building #3 at Contra Costa Diablo Ind. Park, Concord	$22,806 $1.06/100	1	21,840	21,840	$10.51	02/05	None
Building #8 at Contra Costa Diablo Ind. Park, Concord	$33,743 $1.06/100	1	31,800	31,800	$11.61	12/05	1-5 yr.
Building #18 at Mason Industrial Park, Concord	$25,876 $1.06/100	2	28,836	7,225 4,825	$9.60 $9.73	05/06 02/06	None None
Milpitas Town Center, Milpitas	$77,712 $1.11/100	2	102,620	48,350 23,430	$8.64 $14.88	07/06 01/05	1-3 yr. None
598 Gibraltar Drive, Milpitas	$52,431 $1.11/100	1	45,090	45,090	$21.60	04/05	None
Auburn Court, Fremont	$52,760 $1.09/100	2	68,030	16,095 18,160	$16.87 $24.31	07/07 07/05	None None
47650 Westinghouse Drive, Fremont	$16,820 $1.09/100	1	24,030	24,030	$11.40	09/04	None
410 Allerton, So. San Francisco	$28,314 $1.03/100	0	46,050	N/A	N/A	N/A	N/A
400 Grandview, So. San Francisco	$86,965 $1.03/100	4	107,004	21,841 43,642 18,789 18,864	$9.20 $14.50 $9.72 $6.85	12/03 03/06 05/04 02/08	None None None None
342 Allerton, So. San Francisco	$62,251 $1.03/100	4	69,312	19,751 9,720 30,953 8,888	$7.56 $11.12 $17.20 $11.12	03/08 03/05 02/06 08/07	None None None None

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
301 East Grand, So. San Francisco	$36,397 $1.03/100	1	57,846	17,206	$5.61	12/03	None
Fourier Avenue, Fremont	$115,727 $1.09/100	1	104,400	104,400	$10.67	04/04	None
Lundy Avenue, San Jose	$58,765 $1.12/100	2	60,428	49,342 11,086	$16.68 $8.28	04/06 06/08	1-5 yr. 1-5 yr.
115 Mason Circle, Concord	$22,648 $1.06/100	5	35,000	5,833 8,154 7,296 7,885 5,832	$7.47 $9.86 $7.43 $9.00 $3.95	04/05 07/05 11/05 07/08 MTM	None 1-3 yr. None 1-5 yr. None
47600 Westinghouse Drive, Fremont	$18,493 $1.09/100	1	24,030	24,030	$12.36	06/10	1-5 yr.
860-870 Napa Valley Corporate Way, Napa	$87,859 $1.09/100	2	67,775	13,111 7,558	$14.40 $14.32	02/08 02/05	None 1-3 yr.
47633 Westinghouse Drive, Fremont	$59,304 $1.09/100	0	50,088	N/A	N/A	N/A	N/A
47513 Westinghouse Drive, Fremont	$104,333 $1.09/100	2	65,385	9,163 56,222	$17.16 $8.16	12/03 06/10	None None
Bordeaux Centre, Napa	$157,662 $1.09/100	5	150,000	22,075 16,076 51,790 18,434 16,180	$8.58 $7.72 $6.48 $6.50 $9.39	11/07 11/07 01/04 12/04 05/05	2-5 yr. 1-5 yr. None 1-5 yr. 1-5 yr.
O’Toole Business Park, San Jose	$128,283 $1.12/100	1	122,320	16,197	$12.00	09/06	None
6500 Kaiser Drive, Fremont	$179,486 $1.09/100	1	78,611	78,611	$10.80	09/04	2-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued) Northern California (continued)
Bedford Fremont Business Center, Fremont	$157,767 $1.09/100	1	146,509	71,532	$12.48	07/07	1-2 yr.
Spinnaker Court, Fremont	$159,671 $1.09/100	3	98,500	53,380 20,770 15,850	$24.66 $31.26 $5.40	03/04 11/05 04/05	None 1-5 yr. None
2277 Pine View Way, Petaluma	$111,140 $1.10/100	1	120,480	120,480	$7.99	03/07	2-5 yr.
The Mondavi Building, Napa	$111,629 $1.09/100	1	120,157	120,157	$5.70	09/12	1-5 yr.
Parkpoint Business Center, Santa Rosa	$80,232 $1.12/100	2	67,869	17,505 8,767	$18.60 $18.00	06/06 06/10	None None
2180 S. McDowell Blvd., Petaluma	$43,031 $1.10/100	2	43,197	29,709 13,488	$9.05 $9.60	03/05 02/06	None 1-5 yr.
2190 S. McDowell Blvd., Petaluma	$32,674 $1.10/100	2	32,719	17,131 15,588	$10.31 $9.28	03/04 04/06	1-5 yr. 2-5 yr.
So. San Francisco Business Center, So. San Francisco	$236,012 $1.03/100	2	112,834	15,032 21,652	$18.46 $19.58	10/08 03/06	4-5 yr. 1-5 yr.
Philips Business Center, San Jose	$443,749 $1.12/100	3	217,824	78,592 58,760 80,472	$19.08 $21.96 $15.99	07/08 11/08 11/08	2-5 yr. 2-5 yr. 2-5 yr.

Arizona
Westech Business Center, Phoenix	$161,488 $12.62/100	1	143,940	15,623	$11.29	11/06	None
Westech II, Phoenix	$141,741 $12.62/100	4	80,878	8,802 10,438 14,615 21,478	$9.81 $10.09 $9.00 $9.84	10/06 07/08 10/09 10/06	2-3 yr. 2-5 yr. 1-5 yr. 2-3 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued)
Arizona (continued)
2601 W. Broadway, Tempe	$66,823 $12.28/100	1	44,244	44,244	$8.35	01/07	2-5 yr.
Phoenix Airport Center #2, Phoenix	$76,921 $12.62/100	1	35,768	35,768	$10.50	08/06	1-5 yr.
Phoenix Airport Center #3, Phoenix	$68,451 $12.62/100	1	55,122	55,122	$9.60	07/06	None
Phoenix Airport Center #4, Phoenix	$56,798 $12.62/100	1	30,504	30,504	$8.36	06/05	1-5 yr.
Phoenix Airport Center #5, Phoenix	$134,344 $12.62/100	1	60,000	60,000	$8.80	09/07	1-5 yr.
Butterfield Business Center, Tucson	$115,085 $16.34/100	3	95,746	50,000 14,982 26,026	$6.30 $2.86 $9.22	08/04 08/04 06/04	2-5 yr. 1-5 yr. None
Butterfield Tech Center II, Tucson	$40,532 $16.34/100	4	33,082	7,383 11,064 7,259 7,376	$8.18 $7.48 $6.94 $7.80	03/06 09/04 02/05 11/04	2-5 yr. None 2-2 yr. None
Greystone Business Park, Tempe	$123,256 $12.15/100	3	60,738	6,520 34,471 19,747	$11.89 $12.48 $12.84	11/04 03/07 09/05	2-3 yr. 1-3 yr. 2-5 yr.
Rio Salado Corporate Center, Phoenix	$91,715 $12.15/100	2	82,257	47,633 25,737	$8.78 $12.12	09/10 01/09	2-3 yr. 4-1 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued)
Arizona (continued)
Phoenix Tech Center, Phoenix	$46,424 $12.52/100	1	39,280	39,280	$8.40	02/10	1-5 yr.
4645 S. 35th Street, Phoenix	$111,645 $15.67/100	1	71,345	71,345	$5.10	08/07	1-3 yr.
Diablo Business Center, Phoenix	$173,643 $15.67/100	2	101,835	30,409 22,958	$7.80 $0.84	06/05 MTM	None None
Cotton Center I, Phoenix	$161,398 $12.62/100	3	114,484	31,385 42,215 24,879	$10.80 $8.37 $7.56	10/05 10/10 11/10	2-5 yr. 2-7 yr. 2-5 yr.
Cotton Center II, Phoenix	$196,177 $12.62/100	1	99,734	99,734	$11.99	05/12	5-5 yr.
Roosevelt Commons, Tempe	$171,776 $12.15/100	4	151,830	28,564 18,860 53,567 20,166	$4.32 $6.00 $4.92 $5.64	10/06 MTM 08/08 10/07	1-5 yr. None 1-5 yr. None
Superstition Springs Commerce Center, Mesa	$87,824 $10.37/100	4	77,261	13,500 19,751 27,000 13,500	$10.56 $10.53 $5.16 $8.88	08/08 10/11 09/07 01/06	1-5 yr. None None 1-2.25 yr.

Southern California
Dupont Industrial Center, Ontario	$212,050 $1.05/100	1	451,192	183,244	$3.12	01/07	2-5 yr.
3002 Dow Business Center, Tustin	$202,263 $1.01/100	0	192,125	N/A	N/A	N/A	N/A
Carroll Tech I, San Diego	$23,698 $1.13/100	1	21,936	21,936	$10.64	12/05	2-3 yr.
Signal Systems Building, San Diego	$108,141 $1.01/100	1	109,780	109,780	$11.48	08/06	2-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
INDUSTRIAL BUILDINGS (continued) Southern California (continued)
Carroll Tech II, San Diego	$45,697 $1.13/100	1	37,586	37,586	$13.12	03/09	None
Canyon Vista Center, San Diego	$74,727 $1.13/100	2	63,746	17,591 46,155	$8.40 $11.74	12/04 11/06	1-5 yr. None
6325 Lusk Blvd., San Diego	$66,121 $1.13/100	1	49,942	49,942	$15.34	01/04	1-5 yr.
Jurupa Business Center, Phase I, Ontario	$42,166 $1.05/100	4	41,726	9,568 5,460 11,421 4,628	$16.51 $15.60 $15.82 $16.69	12/07 03/07 08/07 12/05	2-3 yr. None 1-3 yr. 2-5 yr.
Jurupa Business Center, Phase II, Ontario	$41,816 $1.05/100	3	41,390	9,227 7,717 5,810	$16.27 $17.14 $24.16	08/08 08/06 09/13	None 1-3 yr. None

Northwest
Highlands Campus Building B, Bothell	$60,402 $1.19/100	3	69,821	14,970 8,206 9,412	$9.42 $12.60 $13.03	11/08 01/05 07/08	1-5 yr. 1-5 yr. 1-5 yr.
Highlands Campus Building C, Bothell	$49,382 $1.19/100	3	57,478	7,008 27,251 8,780	$12.36 $15.91 $13.32	07/07 12/07 10/08	1-5 yr. None 1-5 yr.

Nevada
Russell Commerce Center, Las Vegas	$32,586 $2.93/100	1	98,334	12,462	$10.00	04/06	None
Northport Business Center, North Las Vegas	$36,908 $3.39/100	3	126,209	15,336 20,312 33,398	$12.28 $15.70 $15.82	06/07 03/09 03/09	None 1-5 yr. 1-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
OFFICE BUILDINGS Northern California
Village Green, Lafayette	$29,622 $1.10/100	2	16,795	2,119 9,637	$37,80 $26.91	10/05 11/08	None None
Carneros Commons Phase I, Napa	$92,912 $1.09/100	3	40,290	8,900 6,706 21,331	$15.43 $16.07 $14.20	03/06 07/07 10/09	None 1-5 yr. 1-5 yr.
Canyon Park, San Ramon	$67,774 $1.05/100	2	57,667	48,265 9,402	$22.98 $23.08	02/05 01/04	2-5 yr. None
Crow Canyon Centre, San Ramon	$75,474 $1.05/100	2	39,108	19,615 16,478	$26.40 $27.12	12/06 01/05	2-5 yr. 1-5 yr.
3880 Cypress Drive, Petaluma	$55,259 $1.10/100	1	35,100	35,100	$14.16	05/07	1-5 yr.
Carneros Commons Phase II, Napa	$85,747 $1.09/100	2	36,885	23,107 8,188	$16.96 $17.30	10/08 07/09	2-5 yr. 1-5 yr.

Arizona
Executive Center at Southbank, Phoenix	$303,601 $15.67/100	2	140,157	54,740 21,626	$13.99 $12.73	06/04 04/05	1-5 yr. None
Phoenix Airport Center #1, Phoenix	$68,099 $12.62/100	3	32,460	19,443 4,527 4,449	$13.66 $18.50 $12.25	11/05 09/07 04/07	2-5 yr. 1-5 yr. None
Cabrillo Executive Center, Phoenix	$172,861 $13.20/100	2	60,321	12,400 18,267	$19.29 $18.00	10/08 12/04	None None
Mountain Pointe Office Park, Phoenix	$92,051 $12.62/100	1	54,584	54,584	$19.70	10/10	1-5 yr.
1355 S. Clearview Avenue, Mesa	$92,996 $10.42/100	1	57,193	57,193	$13.80	04/05	2-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
OFFICE BUILDINGS (continued)
Southern California
Laguna Hills Square, Laguna Hills	$69,433 $1.01/100	5	51,734	8,474 7,368 6,391 9,229 5,981	$31.47 $28.00 $28.93 $23.83 $30.95	11/10 09/05 09/05 06/07 10/10	2-5 yr. 1-5 yr. 2-5 yr. 1-5 yr. None
Carroll Tech III, San Diego	$25,979 $1.13/100	1	29,307	29,307	$11.23	03/09	1-5 yr.
Scripps Wateridge, San Diego	$194,443 $1.11/100	2	123,853	49,295 74,558	$13.85 $15.05	07/06 08/05	1-5 yr. 2-3 yr.
Carroll Tech IV, San Diego	$62,327 $1.13/100	1	43,415	43,415	$13.59	03/09	None
Towne Centre Plaza, Foothill Ranch	$258,742 $1.01/100	2	205,077	30,344 114,033	$25.63 $25.89	01/08 02/08	2-5 yr. 4-5 yr.

Northwest
Time Square, Renton	$376,548 $1.12/100	1	334,255	334,255	$11.50	02/04	None
Adobe Systems Bldg. 1, Seattle	$230,017 $1.03/100	1	161,117	161,117	$17.09	07/10	2-5 yr.
Adobe Systems Bldg. 2, Seattle	$206,027 $1.03/100	1	136,111	93,211	$17.09	07/10	2-5 yr.
Highlands Campus Building A, Bothell	$111,065 $1.19/100	2	74,559	39,824 13,498	$15.99 $12.12	05/05 10/08	2-3 yr. None
The Federal Way Building, Federal Way	$114,605 $1.24/100	2	65,000	32,871 26,420	$13.95 $15.51	04/06 10/04	2-3 yr. 1-5 yr.
Federal Way Building II, Federal Way	$190,262 $1.24/100	3	114,769	16,230 12,071 50,000	$16.35 $16.34 $14.65	06/05 04/06 08/09	1-5 yr. None 2-5 yr.

Property	Annual Property Taxes/ Rate	# of Leases with 10% or More of GLA	Project Square Feet	Square Feet of Each Tenant	Contract Rent ($/Sq/Yr) At End of Year	Lease Expiration (Mo./Yr.)	Renewal Options
OFFICE BUILDINGS (continued) Colorado
Oracle Building, Denver	$278,710 $9.09/100	2	90,712	10,043 44,216	$18.00 $17.00	10/11 03/09	4-5 yr. 2-5 yr.
4601 DTC Building, Denver	$586,917 $8.19/100	2	238,957	189,702 40,641	$20.25 $15.00	01/05 12/08	2-5 yr. 2-5 yr.
Waterpark @ Briarwood Bldg. 1, Centennial	$79,377 $12.39/100	2	29,405	18,295 11,110	$13.92 $13.79	12/09 02/06	1-5 yr. None
Belleview Corp. Plaza II – Office, Denver	$196,057 $9.09/100	2	81,508	15,644 47,615	$18.75 $20.50	09/06 09/07	1-5 yr. 2-3 yr.
Waterpark @ Briarwood Bldg. 2, Centennial	$199,198 $12.39/100	2	73,781	36,077 21,232	$14.08 $15.13	10/04 10/05	None 2-5 yr.
Waterpark @ Briarwood Bldg. 3, Centennial	$199,198 $12.39/100	3	73,781	37,704 16,301 11,541	$9.00 $14.85 $14.00	09/09 01/07 12/07	2-5 yr. 1-5 yr. 2-5 yr.
Waterpark @ Briarwood Bldg. 4, Centennial	$79,377 $12.39/100	1	29,400	29,400	$14.85	02/06	1-5 yr.
Bedford Center at Rampart, Englewood	$658,809 $11.08/100	3	165,191	27,474 41,717 36,291	$10.75 $12.50 $13.50	03/09 12/04 10/05	2-2 yr. 2-2 yr. 2-3 yr.

Nevada
U.S. Bank Centre, Reno	$146,820 $3.64/100	3	104,324	36,363 13,064 13,611	$21.64 $21.96 $19.20	10/04 12/08 04/08	None None 2-5 yr.

TAX INFORMATION

The following table sets forth tax information of our depreciable real estate investments at December 31, 2003, as follows: (i) Federal tax basis, (ii) annual rate of depreciation, (iii) method of depreciation, and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation (dollars in thousands):

	Federal Tax Basis	Annual Rate of Depreciation	Depreciation Method	Life In Years
INDUSTRIAL BUILDINGS

Northern California	$ 7,156	20.00%	MACRS – 200%	5.00
	6,902	6.67%	MACRS – 150%	15.00
	3,788	3.17%	Straight Line	31.50
	121,937	2.56%	Straight Line	39.00
	139,783

Arizona	3,624	20.00%	MACRS – 200%	5.00
	4,036	6.67%	MACRS – 150%	15.00
	72,811	2.56%	Straight Line	39.00
	80,471

Southern California	459	20.00%	MACRS – 200%	5.00
	269	6.67%	MACRS – 150%	15.00
	41,427	2.56%	Straight Line	39.00
	42,155

Northwest	10,375	2.56%	Straight Line	39.00

Nevada	183	20.00%	MACRS – 200%	5.00
	18,276	2.56%	Straight Line	39.00
	18,459

Total depreciable assets for industrial buildings	291,243

OFFICE BUILDINGS

Northern California	1,286	20.00%	MACRS – 200%	5.00
	829	6.67%	MACRS – 150%	15.00
	22,922	2.56%	Straight Line	39.00
	25,037

Arizona	2,305	20.00%	MACRS – 200%	5.00
	1,254	6.67%	MACRS – 150%	15.00
	20,204	2.56%	Straight Line	39.00
	23,763

Southern California	2,169	20.00%	MACRS – 200%	5.00
	1,173	6.67%	MACRS – 150%	15.00
	47,047	2.56%	Straight Line	39.00
	50,389

Northwest	8,290	20.00%	MACRS – 200%	5.00
	4,407	6.67%	MACRS – 150%	15.00
	85,799	2.56%	Straight Line	39.00
	98,496

	Federal Tax Basis	Annual Rate of Depreciation	Depreciation Method	Life In Years
OFFICE BUILDINGS (continued)

Colorado	6,714	20.00%	MACRS – 200%	5.00
	3,585	6.67%	MACRS – 150%	15.00
	75,907	2.56%	Straight Line	39.00
	86,206

Nevada	1,258	20.00%	MACRS – 200%	5.00
	674	6.67%	MACRS – 150%	15.00
	9,427	2.56%	Straight Line	39.00
	11,359

Total depreciable assets for office buildings	295,250

Grand total	$586,493

For additional information on our real estate portfolio, see Note 2 to the financial statements included in Item 15 of this report.

Item 3. Legal Proceedings

We are not presently subject to any material litigation. Moreover, we are not aware of any threatened litigation against us, other than routine actions for negligence or other claims and proceedings arising in the ordinary course of our business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse impact on our liquidity, results of operations, business, or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

As of February 13, 2004, we had 837 holders of record of our common stock. A significant number of these stockholders are also nominees holding stock in street name for individuals. Our common stock trades on the New York Stock Exchange and the Pacific Exchange under the symbol “BED.”  The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share on the common stock for each quarterly period during 2002 and 2003.

		High	Low	Dividend Per Share

2002
	First Quarter	$26.69	$22.08	$ 0.48
	Second Quarter	27.50	25.26	0.48
	Third Quarter	26.91	20.67	0.50
	Fourth Quarter	26.50	22.00	0.50

2003
	First Quarter	$27.87	$24.32	$ 0.50
	Second Quarter	28.61	26.11	0.50
	Third Quarter	29.00	25.31	0.51
	Fourth Quarter	29.55	25.40	0.51

Limitations on our ability to pay dividends are described in the “Potential Factors Affecting Future Operating Results” section under Item 7 of this report.

The information relating to our equity compensation plans required by Item 5 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders scheduled to take place on May 13, 2004.

Item 6. Selected Financial Data

Following is a table of our selected financial data for the last five years (which should be read in conjunction with the discussion under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report and the financial statements and notes thereto contained herein):

(in thousands of dollars, except per share data)

	2003	2002	2001	2000	1999
Operating Data: Rental income (1)	$107,954	$ 99,740	$ 95,842	$ 93,528	$ 86,848
Gain on sales of real estate investments (2)	-	3,575	5,976	38,404	7,796
Income from continuing operations	27,665	31,682	33,414	67,148	37,574
Net income	27,665	36,003	34,950	68,307	38,659
Net income available to common shareholders	26,980	36,003	34,950	68,307	38,659
Per common share – assuming dilution:
Income from continuing operations before discontinued operations and extraordinary items	$ 1.65	$ 1.91	$ 1.97	$ 3.64	$ 1.76
Net income	$ 1.65	$ 2.17	$ 2.06	$ 3.70	$ 1.81
Balance Sheet Data: Real estate investments	$722,669	$662,626	$605,078	$ 608,511	$647,950
Bank loans payable	68,978	124,681	80,925	77,320	137,156
Mortgage loans payable	368,542	259,496	242,066	224,205	206,880
Stockholders’ equity	303,899	276,057	275,880	296,199	296,644
Other Data: Net cash provided by operating activities	$ 49,170	$ 50,126	$ 47,082	$ 45,703	$ 45,191
Net cash (used) provided by investing activities	(94,923)	(72,094)	(6,977)	70,127	(71,467)
Net cash provided (used) by financing activities	49,624	20,183	(37,753)	(114,254)	26,574
Funds From Operations(3)	49,723	50,083	45,250	43,801	44,257
Cash Dividends declared per common share	$ 2.02	$ 1.96	$ 1.86	$ 1.74	$ 1.56

(1)

Rental income excludes amounts reported as discontinued operations for properties sold during the year ended December 31, 2002 as a result of the adoption of Statement of Financial Accounting Standards 144 on January 1, 2002.

(2)

Reported as a component of discontinued operations for 2002.

(3)

We consider funds from operations (FFO) to be one measure of the performance of an equity REIT. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT’s ability to make cash distributions. Presentation of this information provides the reader with an additional measure to compare the performance of REITs. FFO generally is defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with accounting principles generally accepted in the United States of America (GAAP)), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO as set forth in the table above has been computed in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. Item 7 of this report contains a reconciliation of our FFO to our net income, which is calculated in accordance with GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a self-administered and self-managed equity real estate investment trust (REIT). We own, manage, acquire, and develop industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2003, we owned 92 operating properties totaling approximately 7.8 million rentable square feet and 11 parcels of land totaling approximately 50 acres. Of the 92 operating properties, 61 are industrial buildings and 31 are suburban offices. Our properties and land are located in California, Arizona, Washington, Colorado, Oregon, and Nevada.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes to financial statements included in this report.

Market Conditions

The Northwest Region

We believe that the Puget Sound area is still experiencing the effects of significant job loss resulting from the technology and telecommunication slowdown. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both direct and sub-lease, and weaker deal terms. At December 31, 2003, our Northwest portfolio was 95% occupied with 55,000 square feet vacant in three properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions in 2003. We have been notified by one of our tenants, who currently occupies approximately 334,000 square feet in this region, that it does not plan to renew its lease when it expires in February 2004. We have commenced a program to re-position the asset and plan to introduce it to the market as a campus-style office park in mid-2004.

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area and include one property in Reno, Nevada. The Bay Area market has been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we own 14 properties totaling 1,207,865 square feet. In this sub-market, we believe that the job loss associated with the recent recession has been significant, resulting in increased vacancy and reduced rental rates. In addition, we expect higher than usual lease expirations in the Silicon Valley during the next two years, which create the potential for increasing vacancy in our portfolio. In order to retain good credit tenants in the current market, we have engaged in a strategy to negotiate lower rental rates in exchange for extended lease terms, which we refer to as “blend and extend” leases.

Another Bay Area sub-market that has demonstrated weakness during the last two years is the South San Francisco industrial market. In this sub-market, we have faced rental rate declines in renewals, and an increase in the vacancy rate of our five-building portfolio from 1% at the end of 2002 to 24% at the end of 2003. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley, and the South San Francisco industrial market. In Sonoma County, Napa County, and Contra Costa County, while demand has slowed during the past two years, vacancy rates have not climbed to the extent they have in the Silicon Valley.

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets. These sub-markets are Orange County, San Diego, and the Inland Empire. We have two properties in Orange County and have maintained them at, or close to, 100% leased during 2003. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased on December 31, 2003. Additionally, we have a new development, the Jurupa Business Center Phase I, which was 91% leased as of December 31, 2003. Finally, in San Diego, we were 100% occupied during the year. In one of our San Diego properties, we had a lease expiration in a 50,000 square-foot single-tenant building scheduled in June of 2004, which we have successfully re-leased.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, R&D, and industrial space that we have experienced in our other regions. We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces. We are making capital improvements to our vacant spaces to render them to near move-in condition for prospective tenants. Notwithstanding these efforts, however, leasing in Phoenix remains a slow process, and we expect our vacant suites to remain vacant for longer periods than we have previously experienced.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the job loss experienced during the last several years, similar to our other markets. In July 2003, we were successful in executing a significant lease with a large insurance company for the top two floors of our 4601 DTC Boulevard property, representing 20% of the total square footage of the building. This ten-story office property is 80% leased to a single tenant under a lease that will expire on January 31, 2005, and that tenant has notified us that it does not plan to renew. We are planning to make significant capital improvements to the property during 2004 in preparation of this anticipated vacancy.

Future Trends and Events

Acquisitions

During 2003, we purchased five new properties totaling approximately $85 million. We plan to continue to seek out potential acquisition properties that meet our required capitalization rate and have stabilized rents. While capitalization rates continue to remain low as the result of the large amount of capital available in the market place and the low cost of debt, we have been successful at identifying several properties that we believe will enhance our portfolio. We plan to purchase an additional $150 million in acquisitions during 2004; however, this will be dependent upon the availability of properties that meet our requirements.

Dispositions

We currently do not have plans to dispose of any properties. With the low capitalization rate market, however, we plan to continually evaluate potential sales as an exit and support strategy to our property acquisition and share repurchase programs.

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California. As of February 2004, the 41,726 square-foot phase I was 100% leased, and the 41,390 square-foot phase II, which was shell complete in December

2002, was 76% leased. Our board has authorized us to move forward with the final two phases, with construction of phases III and IV expected to commence in early 2004. Both phases will be constructed concurrently over an expected 7-month period, taking advantage of the project momentum generated with the recent leasing activities of phases I and II. We estimate the total cost of construction of these two phases, including the purchase price of the land, to be approximately $6.9 million.

In February 2003, one of our larger tenants informed us that it did not intend to renew its lease upon expiration on February 28, 2004. This tenant occupies the entire 334,000 square feet of our five-building facility in Renton, Washington. We are currently planning the redevelopment of this property and expect to commence construction in March 2004 when the tenant vacates. We expect the construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas to take place over a 48-month period. The construction will be completed in phases, with the completion and leasing of some of the buildings occurring prior to the end of the 48-month period. We expect to incur costs between $18 and $22 million to renovate and re-tenant the project.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,032,252 shares of our common stock at an average cost of $18.74 per share, which represents 35% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock.

Occupancy and Rental Rates

As of December 31, 2003, our portfolio was 93% occupied, a decrease of one percentage point over the prior year. Occupancy has been our highest priority during this economic downturn. In order to retain tenants in the current market, we sometimes find it necessary to negotiate lower rental rates in exchange for extended terms, which we refer to as “blend and extend” leases. While this has a negative impact on our income from operations, we believe the impact of losing good credit tenants would surpass the incremental loss due to reduced rental rates. During the year 2003, we renewed or re-leased 85% of the expiring square footage and experienced a 19% decline in weighted average rental rates on these leases. We intend to continue this strategy of maximizing our occupancy until market conditions improve.

Leasing

During the years 2003 and 2002, we successfully renewed or released 124 and 109 leases, respectively, or 85% and 88% of our expiring square footage, respectively.

Over the next three years, we expect to face significant lease rollovers. During the years 2004, 2005, and 2006, leases representing 19%, 22%, and 16% of annualized base rent, respectively, will expire. Of the 19% expiring in 2004, 4% is due to the expiration of the lease of one of our largest tenants in Renton, Washington mentioned in the

“Development and Redevelopment” section above. The expirations as a percentage of annualized base rent by region are as follows:

	2004	2005	2006
Northern California	7%	9%	6%
Arizona	3%	3%	3%
Southern California	2%	3%	5%
Northwest	5%	1%	1%
Colorado	1%	5%	1%
Nevada	1%	1%	*
Total	19%	22%	16%
* Less than 1%

In order to be successful in sustaining our occupancy, we have developed a plan to focus our attention on a group of 90 tenants. At the time of implementation of the plan in the second quarter 2003, these “mighty ninety” tenants represented approximately 20% of our tenant population and over 50% of our annualized base rent, with leases expiring through the end of 2006.  For each of these tenants, we are taking a proactive approach by creating specific strategies for renewal, which may include blend and extend offers, early renewals, and other appropriate measures. As of December 31, 2003, we had renewed or re-leased 24 of these leases, nine of which were “blend and extend” leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, revenue recognition, allowance for doubtful accounts, stock compensation expense, deferred assets, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, and those estimates could be different under different assumptions or conditions.

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes purchase price, other acquisition costs, and costs to develop properties which include interest and real estate taxes. In accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” a portion of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate properties are depreciated using the straight-line method over estimated useful lives. When circumstances such as adverse market conditions indicate an impairment of a property, we will recognize a loss to the extent that the carrying value exceeds the fair value of the property.

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property. Lease termination income is recorded in the period the lease terminates according to the lease termination agreement. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, and current economic conditions.

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” using the modified prospective method as prescribed in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.” The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994. The impact of adopting SFAS 148 was an increase in compensation expense of $49,000 and $195,000 in the three and twelve months ended December 31, 2003, respectively.

Deferred Assets

Costs incurred for debt financing and property leasing are capitalized as other assets. Deferred loan costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our consolidated statements of income. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Qualification as a REIT

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to federal income tax on that portion of real estate investment trust taxable income that is distributed to stockholders, provided that at least 90% of such taxable income is distributed and other requirements are met. If we were to fail to qualify as a REIT, we would be, among other things, required to provide for federal income taxes on our income and reduce the level of distributions made to our stockholders.

RESULTS OF OPERATIONS

Our operations consist of developing, owning, and operating industrial and suburban office properties located primarily in the western United States.

Variances in revenues, expenses, net income, and cash flows for the twelve months ended December 31, 2003 when compared with the same period in 2002 were due primarily to the acquisition, development, and sale of operating properties as follows:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2002	31	2,642,000	59	4,335,000	90	6,977,000
Activity from January 1, 2002 through December 31, 2002:
Acquisitions	-	-	4	544,000	4	544,000
Sales+	(1)	(50,000)	(7)	(314,000)	(8)	(364,000)
Total at December 31, 2002	30	2,592,000	56	4,565,000	86	7,157,000

Activity from January 1, 2003 through December 31, 2003:
Acquisitions	1	205,000	4	454,000	5	659,000
Development++	-	-	1	41,000	1	41,000
Total at December 31, 2003	31	2,797,000	61	5,060,000	92	7,857,000

+

Income from property operations for 2002 sales has been recorded as discontinued operations and is excluded from the comparisons of income from property operations, rental income, and rental expenses discussed below.

++

The property is included as development based on the date of shell completion.

Comparison of 2003 to 2002

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) decreased $1,397,000 or 2% in 2003 compared to 2002. This decrease is attributable to an increase in rental income of $8,214,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $9,611,000.

The following table presents the change in income from property operations for the twelve months ended December 31, 2003 compared to the same period in 2002, detailing amounts contributed from properties acquired in 2002 and 2003, properties developed in 2002 and 2003, and properties that remained stable during the period from January 1, 2002 to December 31, 2003 (in thousands):

	Acquisitions	Development	+	Stabilized	Total

Rental income	$ 8,200,000	$ 428,000		$ (414,000)	$ 8,214,000
Rental expenses: Operating expenses	(638,000)	(44,000)		(1,689,000)	(2,371,000)
Real estate taxes	(866,000)	(18,000)		(822,000)	(1,706,000)
Depreciation and amortization	(3,456,000)	(196,000)		(1,882,000)	(5,534,000)
Total rental expenses	(4,960,000)	(258,000)		(4,393,000)	(9,611,000)
Income from property operations	$ 3,240,000	$ 170,000		$(4,807,000)	$(1,397,000)

+  Includes one property with a shell completion date of December 1, 2001.

Rental Income

The net increase in rental income of $8,214,000 is primarily attributable to property acquisitions and, to a lesser extent, development activities. The decrease in rental income of $414,000 on the stabilized properties is primarily attributable to decreased early termination fees of $1,087,000 and negative straight line rents of $1,231,000, partially offset by a total of $1,705,000 of increased base rents, expense reimbursement income, and miscellaneous income. Lower bad debt expense increased rental income in 2003 by an additional $283,000.

Rental Expenses

The net increase in rental expenses of $9,611,000 is primarily attributable to property acquisitions and stabilized properties. The increase in operating expenses on stabilized properties of $4,393,000 is generally attributable to increases in depreciation and amortization, repairs and maintenance costs, and real estate taxes. The increase in depreciation and amortization is due to a greater level of tenant improvement and lease commission spending required to obtain leases.  Building maintenance has also been increased in order to attract potential tenants.

General and Administrative Expenses

General and administrative expenses increased $1,126,000 or 24% in 2003 compared to 2002, primarily as a result of increased compensation costs associated with the hiring of the employees of Bedford Acquisitions, Inc., which increased compensation costs by approximately $500,000. The remaining increase is partially due to higher legal and accounting fees associated with new compliance requirements resulting from the Sarbanes-Oxley Act of 2002.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $1,401,000 or 7% in 2003 compared to 2002. The increase is attributable to a higher level of weighted average outstanding debt in 2003 due to share repurchases and the funding of property acquisitions in the third and fourth quarters of 2003, as well as increased amortization of loan fees. The amortization of loan fees was $1,599,000 and $1,361,000 in 2003 and 2002, respectively. The increase in amortization of loan fees is primarily due to loan fees paid in connection with the $137.6 million of mortgage financing obtained in 2003.

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

Dividends

Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share and $0.51 per share for the third and fourth quarters of 2003. Common stock dividends to stockholders declared for the first and second quarters of 2002 were $0.48 per share and $0.50 per share for the third and fourth quarters of 2002. Consistent with our policy, common stock dividends were paid in the quarter following the quarter in which they were declared. Preferred stock dividends of $685,000, or $0.8507 per share, were declared on October 1, 2003 and paid on October 15, 2003.

Comparison of 2002 to 2001

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) increased $774,000 or 1% in 2002 compared to 2001. This increase is attributable to an increase in rental income of $3,898,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $3,124,000.

The following table presents the change in income from property operations for the twelve months of 2002 compared to the same period in 2001, detailing amounts contributed from properties acquired in 2001 and 2002, properties developed in 2001 and 2002, and properties that remained stable during the period from January 1, 2001 to December 31, 2002 (in thousands):

	Acquisitions	Development	Stabilized	Total

Rental income	$ 3,524,000	$ 1,979,000	$(1,605,000)	$ 3,898,000
Rental expenses: Operating expenses	(209,000)	(506,000)	(840,000)	(1,555,000)
Real estate taxes	(313,000)	(276,000)	541,000	(48,000)
Depreciation and Amortization	(632,000)	(965,000)	76,000	(1,521,000)
Total rental expenses	(1,154,000)	(1,747,000)	(223,000)	(3,124,000)
Income from property operations	$ 2,370,000	$ 232,000	$(1,828,000)	$ 774,000

Rental Income

The net increase in rental income of $3,898,000 is primarily attributable to property acquisitions and development activities, partially offset by a decrease in rental income on stabilized properties. The decrease in rental income of $1,605,000 on the stabilized properties is primarily attributable to decreased base rents of $976,000, negative level rents of $682,000, and decreased expense reimbursement income of $615,000, partially offset by $636,000 of increased early termination fees in 2002.

Rental Expenses

The net increase in rental expenses of $3,124,000 is primarily attributable to property acquisitions and development activities. The increase in operating expenses on stabilized properties of $223,000 is mainly due to increased insurance costs and non-reimbursable property expenses.

General and Administrative Expenses

General and administrative expenses decreased $1,890,000 or 29% in 2002 compared to 2001, primarily as a result of $2,250,000 of financing fees incurred in 2001 for the renewal of our $150 million credit facility, partially offset by $276,000 for an accrual of our estimated 2002 tax liability.

Interest Expense

Interest expense, which includes amortization of loan fees, decreased $915,000 or 4% in 2002 compared to 2001. The decrease is attributable to lower interest rates on our variable rate debt and a decrease in amortization of loan fees. The amortization of loan fees was $1,361,000 and $1,573,000 in 2002 and 2001, respectively.

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

Dividends

Common stock dividends to stockholders declared for the first and second quarters of 2002 were $0.48 per share and $0.50 per share for the third and fourth quarters of 2002. Common stock dividends to stockholders and distributions to Operating Partnership (OP) unit-holders declared for the first and second quarters of 2001 were $0.45 per share and $0.48 per share or OP unit for the third and fourth quarters of 2001. The outstanding OP units were redeemed on January 15, 2002. Consistent with our policy, common stock dividends and distributions were paid in the quarter following the quarter in which they were declared.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and re-letting of space, repayment of indebtedness, share repurchases, development of properties, and dividends from:

-   cash flow from operations;

-   borrowings under our credit facility and, if available, other indebtedness which may include indebtedness assumed in acquisitions;

-   the sale of certain real estate investments; and

-   preferred stock issuance.

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $25 million, had an outstanding balance of $68,978,000 and letters of credit issued and undrawn of $6,957,000, leaving $99,065,000 of available borrowing. We anticipate utilizing this available borrowing as well as other potential sources of financing such as new mortgages and/or preferred equity offerings to fund future acquisitions of approximately $150 million, development costs of approximately $25 to $29 million, and capital expenditures of approximately $14.5 million. We are currently in the process of renegotiating our line of credit and expect to renew the facility at substantially similar terms. We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Cash Flows

Comparison of 2003 to 2002

Operating Activities

Net cash provided by operating activities was $49,170,000 and $50,126,000 for the twelve months ended December 31, 2003 and 2002, respectively. The decrease of $956,000 in cash flows from operating activities is primarily due to the following:

Increase in cash flows:

-   increased rental receipts of $6,927,000.

Decreases in cash flows:

-   increased lease commission payments of $2,425,000;

-   increased real estate tax payments of $1,227,000;

-   increased general and administrative cost payments of $2,001,000;

-   increased interest payments of $542,000; and

-   increased change in tenant improvement liabilities of $1,936,000 resulting from the 2002 cash receipt of a $1,040,000 credit through escrow and the 2003 cash disbursement for $896,000 of this escrow credit.

Investing Activities

Net cash used by investing activities was $94,923,000 and $72,094,000 for the twelve months ended December 31, 2003 and 2002, respectively. The increase in cash used for investing activities of $22,829,000 is primarily due to the following:

Increase in cash flows:

-   proceeds of $31,472,000 from sales of real estate investments.

Decreases in cash flows:

-   increased investments in real estate of $8,120,000; and

-   increased contract retention payments of $523,000.

Financing Activities

Net cash provided by financing activities was $49,624,000 and $20,183,000 for the twelve months ended December 31, 2003 and 2002, respectively. The net increase in cash provided by financing activities of $29,441,000 is primarily due to the following:

Increases in cash flows:

-   increased mortgage proceeds, net of loan costs, of $113,785,000;

-   proceeds of $38,947,000 from our Series A preferred stock offering in 2003; and

-   increased proceeds from the issuance of common stock of $2,608,000.

Decreases in cash flows:

-   increased net payments of $99,232,000 on our bank loans;

-   increased payments on mortgages of $23,412,000, including the payoff of an $18 million mortgage at maturity and a $4.3 million early mortgage payoff;

-   increased payments of $3,166,000 to repurchase and retire our common stock; and

-   increased dividend payments of $1,389,000.

Comparison of 2002 to 2001

Operating Activities

Net cash provided by operating activities was $50,126,000 and $47,082,000 for the twelve months ended December 31, 2002 and 2001, respectively. The increase of $3,044,000 in cash flows from operating activities is primarily due to the following:

Increases in cash flows:

-   increased rental receipts of $1,941,000;

-   decreased payments for general and administrative expenses of $780,000;

-   decreased interest payments of $1,582,000; and

-   proceeds from escrow for tenant improvement liabilities of $1,040,000 in 2002.

Decrease in cash flows:

-   decreased operating expense payments of $2,260,000.

Investing Activities

Net cash used by investing activities was $72,094,000 and $6,977,000 for the twelve months ended December 31, 2002 and 2001, respectively. The increase in cash used for investing activities of $65,117,000 is primarily due to the following:

Increase in cash flows:

-   increased proceeds of $12,190,000 from sales of real estate investments.

Decreases in cash flows:

-   increased investments in real estate of $77,126,000; and

-   increased contract retention payments of $181,000.

Financing Activities

Net cash provided by financing activities was $20,183,000 for the twelve months ended December 31, 2002, and net cash used by financing activities was $37,753,000 in 2001. The net increase in cash provided by financing activities of $57,936,000 is primarily due to the following:

Increases in cash flows:

-   increased net proceeds of $41,415,000 on our bank loans;

-   decreased payments on mortgages of $2,723,000;

-   increased proceeds from the issuance of common stock of $498,000; and

-   decreased payments of $17,509,000 to repurchase and retire our common stock.

Decreases in cash flows:

-   decreased mortgages proceeds, net of loan costs, of $2,914,000;

-   payments for prepaid loan fees in 2002 of $605,000;

-   increased payments for the redemption of Operating Partnership units of $71,000; and

-   increased dividend payments of $619,000.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 89% of our real estate investments served as collateral for our existing indebtedness as of December 31, 2003. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement. As of December 31, 2003, the facility had a total outstanding balance of $68,978,000, an effective interest rate of 2.85%, and was secured by our interests in 17 properties. These properties collectively accounted for approximately 20% of our annualized base rent and our total real estate assets as of December 31, 2003. We are currently in the process of renegotiating our revolving credit facility and anticipate that we will renew the line of credit at substantially similar terms.

In March 2003, we obtained a $48,500,000 mortgage from Teachers Insurance and Annuity Association of America. The loan has a ten-year term and carries a fixed interest rate of 5.60%. Proceeds from the mortgage financing were used to pay down a portion of the outstanding balance of our lines of credit and to replace an $18,000,000 mortgage from Prudential Insurance Company of America, which matured in March 2003 and carried a fixed interest rate of 7.02%.

In October and November 2003, we secured two mortgages with Bank of America for $9,900,000 and $11,400,000. These loans each have a ten-year term and carry fixed interest rates of 5.45% and 5.55%, respectively. The mortgages call for interest only payments for the first two years and principal and interest payments for the remainder of the loan term. Proceeds from the mortgages were used to finance property acquisitions and to pay down our secured credit facility.

In November 2003, we obtained a $25,000,000 mortgage from JPMorgan Chase Bank. The loan has a ten-year term and carries a fixed interest rate of 5.74%. Proceeds from the mortgage were used to finance the acquisition of the property collateralized by the loan.

In November 2003, we obtained three mortgages from John Hancock for an aggregate amount of $27,900,000. Each of the mortgages has a seven-year term and carries a fixed interest rate of 4.95%. These three mortgages call for interest only payments for the first four years and principal and interest payments for the remainder of the loan term. In November 2003, we obtained an additional three mortgages from John Hancock for an aggregate amount of $11,800,000. Each of these mortgages has a five-year term and carries a fixed interest rate of 4.60%. These three mortgages call for interest only payments for the first three years and principal and interest payments for the remainder of the loan term. The majority of the proceeds from the mortgages were used to finance property acquisitions and to pay down our secured credit facility. Proceeds of approximately $4,300,000 were used to pay off the remaining balance of a Union Bank loan with a floating rate, which was 6.00% at the time of the payoff.

In November 2003, we assumed two mortgages with Sun Life Assurance Company in connection with the acquisition of a property. The mortgages had remaining outstanding balances of approximately $1,659,000 and $1,469,000 at the date of the acquisition with interest at fixed rates of 7.00% and 7.25%, respectively. Both of the mortgages have a maturity date of April 1, 2009.

Mortgage loans payable at December 31, 2003 consist of the following (in thousands):

				Collateral as of December 31, 2003
Lender	Maturity Date	Interest Rate at December 31, 2003+	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Assets
Union Bank	November 19, 2004	3.01%(1)	$ 20,676	9	3.56%	3.70%
TIAA-CREF	June 1, 2005	7.17%	25,263	5	5.46%	4.13%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	21,500	6	3.14%	3.77%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,334	2	0.77%	0.85%
Nationwide Life Insurance	November 1, 2005	4.61%	22,065	4	4.08%	4.50%
Prudential Insurance	July 31, 2006	8.90%	7,702	1	2.30%	1.67%
Prudential Insurance	July 31, 2006	6.91%	18,652	4	6.32%	4.82%
TIAA-CREF	December 1, 2006	7.95%	20,828	5	4.27%	4.19%
TIAA-CREF	June 1, 2007	7.17%	34,361	4	6.17%	5.56%
John Hancock	December 1, 2008	4.60%	11,800	5	2.38%	3.07%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,655	1	0.69%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,466	*	*	*
TIAA-CREF	June 1, 2009	7.17%	40,134	8	8.08%	9.21%
John Hancock	December 1, 2010	4.95%	27,900	3	6.24%	5.44%
Washington Mutual	August 1, 2011	4.04%(3)	16,830	1	4.01%	4.14%
TIAA-CREF	April 1, 2013	5.60%	48,076	5	7.76%	6.53%
Bank of America	November 1, 2013	5.45%	9,900	1	1.85%	2.09%
Bank of America	December 1, 2013	5.55%	11,400	1	0.43%	0.38%
JP Morgan	December 1, 2013	5.74%	25,000	1	5.11%	4.23%
	Total		$368,542	66	72.62%	69.07%

(1)

Floating rate based on LIBOR plus 1.60%. The interest rate of 3.01% is fixed to maturity.

(2)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(3)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

+

Interest rates are fixed unless otherwise indicated by footnote.

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

We were in compliance with the covenants and requirements of our various mortgages during the twelve months ended December 31, 2003 and 2002.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and other commitments at December 31, 2003, as well as  the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank Loan Payable	$ 68,978	$ -	$ -	$ -	$ 68,978
Mortgage Loans Payable	27,137	123,934	51,091	166,380	368,542
Construction Contract Commitments	127	-	-	-	127
Standby Letters of Credit	6,957	-	-	-	6,957
Total	$103,199	$123,934	$51,091	$166,380	$444,604

We have issued five letters of credit to Teachers Insurance and Annuity of America and two letters of credit to Bank of America as security to these lenders that we will meet specific obligations in the loan documents.  Generally, obligations under letters of credit issued to our lenders can include security for the payment of property taxes (where a letter of credit is used in lieu of an impound account), payment of lease commissions or tenant improvement obligations on major leases, payment of lender required repairs to a building securing the loan, or security for leasing risk in the event the term of a major lease expires before the loan is due.

RELATED PARTY TRANSACTIONS

In prior years, we used Bedford Acquisitions, Inc. (BAI), a corporation wholly owned by our chairman of the board and chief executive officer, Peter Bedford, to provide services for our acquisition, disposition, financing, and development activities. These services were provided under an agreement that was terminated on July 1, 2002. Upon termination of the agreement, we hired the employees of BAI.

Prior to the termination of the agreement, fees incurred for services provided during the three and six months ended June 30, 2002 were expensed to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.  During the six months ended June 30, 2002, we paid BAI approximately $1,785,000 for acquisition, disposition, financing, and development activities provided pursuant to the agreement. As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our board of directors, Martin I. Zankel, is a Senior Principal. During the years ended December 31, 2003, 2002, and 2001, we paid Bartko, Zankel, Tarrant & Miller approximately $81,000, $17,000, and $3,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market,or credit risk that could arise if we were engaged in such relationships.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

We could experience a reduction in rental income if we are unable to renew or re-let space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of December 31, 2003, leases representing 19%, 22%, 16%, and 11% of our total annualized base rent were scheduled to expire during 2004, 2005, 2006, and 2007, respectively. If the rental rates upon re-letting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-let, or the terms of renewal or re-letting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-letting our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-letting of space. Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-let space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 42% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of December 31, 2003, our 25 largest tenants accounted for approximately 42% of our total annualized base rent. One of these tenants, in Renton, Washington, representing approximately 4% of our annualized base rent, has already notified us that it does not intend to renew its lease upon expiration in February 2004. Additionally, we have been advised by another large tenant, in Denver, Colorado, that it will not renew the 190,000 square feet that it currently leases. This tenant, whose lease expires on January 31, 2005, also represents approximately 4% of our annualized base rent. The re-leasing of the footage in the Renton and Denver markets will require considerable capital expenditures and an indeterminate period of time. Further losses of our larger tenants and our inability to re-lease the vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of December 31, 2003, approximately 52% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, the performance of the commercial real estate markets and the local economies in various areas within California could affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for office and light industrial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 13% of our net operating income for the twelve months ended December 31, 2003 was generated by our office properties and flex industrial properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy in general and the market for office space in the San Francisco Bay Area in particular. The market for this space in the San Francisco Bay Area is in the midst of one of the most severe downturns of the past several decades. This downturn has been precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the past several years, had been chiefly responsible for generating demand for and increased prices of local office properties. This downturn has harmed, and may continue to harm, our results of operations. For example, during the fourth quarter of 2003, we experienced a 19.6% decline in weighted average rental rates on new leases and renewed leases combined compared to the prior rents for these spaces. This decline was primarily attributable to a 33% decrease in the average rental rates that we were able to obtain on three new leases compared to the prior rents for these spaces. Excluding these three transactions, the average decline in rental rates would have been approximately 9% for the quarter. The largest of these leases is a 104,480 square-foot space located in the Silicon Valley. We expect that the Silicon Valley area as a whole may experience higher than usual lease turnover during the next two years, which may increase area vacancy rates and further depress market rents for commercial real estate. In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

Real estate investments are inherently risky, and many of the risks involved are beyond our ability to control.

Real property investments are subject to numerous risks. The yields available from an equity investment in real estate depend on the amount of income generated and costs incurred by the related properties. If the properties in which we invest do not generate sufficient income to meet costs, including debt service, tenant improvements, third-party leasing commissions, and capital expenditures, our results of operations and ability to make distributions to our stockholders could suffer. Revenues and values of our properties may also be harmed by a number of other factors, some of which are beyond our control, including:

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

-

the availability of financing; and

-

potential liabilities under environmental and other laws.

If our tenants experience financial difficulty or seek the protection of bankruptcy laws, our cash from operating activities could suffer.

Our commercial tenants may, from time to time, experience downturns in their business operations and finances due to adverse economic conditions, which may result in their failure to make rental payments to us on a timely basis or at all. Missed rental payments, in the aggregate, could impair our cash flows and, as a result, our ability to make distributions to our stockholders.

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the twelve months ended December 31, 2003, three of our tenants, representing less than 1% of our base rent, filed for bankruptcy. In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a major tenant may harm us and our ability to pay dividends to our stockholders.

Our dependence on smaller businesses to rent office space could negatively affect our cash flow.

Many of the tenants in our properties operate smaller businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure and are generally more susceptible to financial risks than large, well-capitalized enterprises. Dependence on these companies could create a higher risk of tenant defaults, turnover, and bankruptcies, all of which could harm our ability to pay dividends.

The acquisition and development of real estate is subject to numerous risks, and the cost of bringing any acquired property to standards for its intended market position could exceed our estimates.

A significant portion of our leases is scheduled to expire in 2004, 2005, and 2006. To supplement the losses in net operating income caused by the leasing turnover, we have expanded our acquisitions program in 2003, with new purchases totaling approximately $85 million, and we expect to continue to focus on property acquisitions in the near future. As a part of the acquisitions program, we may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property. In the future, we expect the majority of our properties and portfolios of properties to be acquired on an “as is” basis, with limited recourse against the sellers. In addition, our investments may fail to perform in accordance with our expectations. Further, estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. To the extent that we acquire properties with substantial vacancies, as we have in the past, we may be unable to lease vacant space in a timely manner or at all, and the costs of obtaining tenants, including tenant improvements, lease concessions, and brokerage commissions, could prove more costly than anticipated.

Real estate development is subject to other risks, including the following:

-

the risks of difficult and complicated construction projects;

-

the risks related to the use of contractors and subcontractors to perform all or substantially all construction activities;

-

the risk of development delays, unanticipated increases in construction costs, environmental issues, and regulatory approvals; and

-

financial risks relating to financing and construction loan difficulties.

Additionally, the time frame required for development, construction, and lease-up of these properties means that we may have to wait a few years or more for a significant cash return to be realized.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California, which represent approximately 52% of our portfolio’s annual base rent. We also carry additional excess earthquake insurance with an aggregate limit of $10 million for properties located in Washington. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

Some losses could exceed the limits of our insurance policies or could cause us to bear a substantial portion of those losses due to deductibles under those policies. If we suffer an uninsured loss, we could lose both our invested capital in and anticipated cash flow from the property while being obligated to repay any outstanding indebtedness incurred to acquire the property. In addition, a majority of our properties are located in areas that are subject to earthquake activity. Although we have obtained earthquake insurance policies for all of our properties, if one or more properties sustain damage as a result of an earthquake, we may incur substantial losses up to the amount of the deductible under the earthquake policy and, additionally, to the extent that the damage exceeds the policy’s maximum coverage, we would not have insurance compensation for that portion of the losses. Although we have obtained owner’s title insurance policies for each of our properties, the title insurance may be in an amount less than the current market value of some of the properties. If a title defect results in a loss that exceeds insured limits, we could lose all or part of our investment in, and anticipated gains, if any, from, the property. Furthermore, the current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Continued increases in the costs of insurance coverage or increased limits or exclusions in insurance policy coverage could negatively affect our financial results.

If we fail to maintain our qualification as a real estate investment trust, we could experience adverse tax and other consequences, including the loss of deductibility of dividends in calculating our taxable income and the imposition of federal income tax at regular corporate rates.

We have elected to qualify as a real estate investment trust (REIT) under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended. We believe that we have been organized and have operated in a manner so as to have satisfied the REIT qualification requirements since 1985. However, the IRS could challenge our qualification as a REIT for taxable years still subject to audit, and we may fail to qualify as a REIT in the future.

Qualification as a REIT involves the application of highly technical and complex tax provisions, and the determination of various factual matters and circumstances not entirely within our control may have an impact on our ability to maintain our qualification as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, we cannot assure you that new legislation, Treasury Regulations, administrative interpretations, or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification. We are not aware of any proposal to amend the tax laws that would significantly and negatively affect our ability to continue to operate as a REIT.

If we fail to maintain our qualification as a REIT, or are found not to have qualified as a REIT for any prior year, we would not be entitled to deduct dividends paid to our stockholders and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, unless entitled to statutory relief, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce amounts available for investment or distribution to stockholders because of any additional tax liability for the year or years involved. In addition, we would no longer be required by the Internal Revenue Code to make any distributions. As a result, disqualification as a REIT would harm us and our ability to make distributions to our stockholders. To the extent that distributions to stockholders have been made in anticipation of our qualification as a REIT, we might be required to borrow funds or to liquidate investments to pay the applicable tax.

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

The ownership limitations described above are applied using the constructive ownership rules of the Internal Revenue Code. These rules are complex and may cause common or preferred stock owned beneficially or constructively by a group of related individuals and/or entities to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding common or preferred stock or the acquisition of an interest in an entity that owns our common or preferred stock by an individual or entity could cause that individual or entity or another individual or entity to constructively own stock in excess of the limits and subject that stock to the ownership restrictions in our charter.

We rely on the services of our key personnel, particularly our chief executive officer, and their expertise and knowledge of our business would be difficult to replace.

We are highly dependent on the efforts of our senior officers. While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business. In addition, our credit facility provides that it is an event of default if Mr. Bedford ceases for any reason to be our chairman or chief executive officer and a replacement reasonably satisfactory to the lenders has not been appointed by our board of directors within six months. We have entered into an amended employment agreement with Mr. Bedford pursuant to which he will serve as chairman of the board and chief executive officer on a substantially full-time basis until the agreement is terminated by the board of directors.

The commercial real estate industry is highly competitive, and we compete with companies, including REITs, that may be able to purchase properties at lower capitalization rates than would be accretive for us.

We seek to grow our asset base through the acquisition of industrial and suburban office properties and portfolios of these properties, as well as through the development of new industrial and suburban office properties. Many real estate companies, including other REITs, compete with us in making bids to acquire new properties. The level of competition to acquire income-producing properties is largely measured by the capitalization rates at which properties are trading. The capitalization rate is the annual yield that property produces on the investment. Currently, capitalization rates are low due to the amount of capital available for investment and attractive debt financing terms. As a result, we may not be able to compete effectively with companies, including REITs, that may be able to purchase properties at lower capitalization rates than would be accretive for us.

Many of our properties are located in markets with an oversupply of space, and our ability to compete effectively with other properties to attract tenants may be limited to the extent that competing properties may be newer, better capitalized or in more desirable locations than our properties.

Numerous industrial and suburban office properties compete with our properties in attracting tenants. Some of these competing properties are newer, better located, or better capitalized than our properties. Many of our investments are located in markets that have a significant supply of available space, resulting in intense competition for tenants and lower rents. We believe the oversupply of available space relative to demand is likely to increase in the near to intermediate term due to the softening U.S. economy. The number of competitive properties in a particular area could negatively impact our ability to lease space in the properties or at newly acquired or developed properties.

We could incur costs from environmental liabilities even though we did not cause, contribute to, or know about them.

Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances released on, above, under or in a property. These laws often impose liability regardless of whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition, environmental laws often impose liability on a previous owner of property for hazardous or toxic substances present during the prior ownership period. A transfer of the property may not relieve an owner of all liability. Accordingly, we could be liable for properties previously sold or otherwise divested. The costs of removal or remediation could be substantial. Additionally, the presence of the substances, or the failure to properly remove them, may harm our ability to borrow using the real estate as collateral.

All of our properties have had Phase I environmental site assessments, which involve inspection without soil sampling or groundwater analysis, by independent environmental consultants and have been inspected for hazardous materials as part of our acquisition inspections. None of the Phase I assessments has revealed any environmental problems requiring material costs for clean up. The Phase I assessment for Milpitas Town Center, however, indicates that the groundwater under that property either has been or may in the future be, impacted by the migration of contaminants originating off-site. According to information available to us, the responsible party for this offsite source has been identified and has begun clean up. We do not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect or that we will be required to fund any portion of the cost of remediation. We cannot assure you, however, that these Phase I assessments or our inspections have revealed all environmental liabilities and problems relating to our properties.

We believe that we are in compliance in all material respects with all federal, state, and local laws regarding hazardous or toxic substances. To date, compliance with federal, state, and local environmental protection regulations has not had a material effect on us. However, we cannot assure you that costs relating to the investigation and remediation of environmental issues for properties currently or previously owned by us, or properties that we may acquire in the future, or other expenditures or liabilities, including claims by private parties, resulting from hazardous substances present in, on, under, or above the properties or resulting from circumstances or other actions or claims relating to environmental matters, will not harm us and our ability to pay dividends to our stockholders.

Costs associated with moisture infiltration and resulting mold remediation may be significant.

Concern about indoor exposure to mold, fungi, and mycotoxins has been increasing because this exposure is allegedly linked to various adverse effects on health. Increasingly, insurance companies are excluding mold-related risks from their policy coverage, and it is now excluded from our coverage. Costs and potential liability stemming from tenant exposure to mold and the increased costs of renovating and remodeling buildings with exposure to mold could harm our financial position and results.

We could incur unanticipated costs to comply with the Americans with Disabilities Act, and any non-compliance could result in fines.

Under the Americans with Disabilities Act (the ADA), all public accommodations and commercial facilities are required to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requires removal of access barriers, and any non-compliance may result in the imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, in the future we may incur costs to comply with the ADA with respect to both existing properties and properties acquired in the future, which could limit our ability to make distributions to stockholders.

We are subject to numerous federal, state, and local regulatory requirements, and any changes to existing regulations or new laws may result in significant, unanticipated costs.

Our properties are, and any properties we may acquire in the future will be, subject to various other federal, state, and local regulatory requirements, including local building codes. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures at properties owned by us may be necessary to comply with changes in these laws. Although no material expenditures are contemplated at this time to comply with any laws or regulations, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us, which could harm us and our ability to make distributions to our stockholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on our properties could result in significant unanticipated expenditures.

Our $150 million credit agreement and our mortgage loans are collateralized by approximately 89% of our total real estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of December 31, 2003, our $150 million credit facility was secured by mortgages on 17 properties that accounted for approximately 20% of our annualized base rent and approximately 20% of our total real estate assets. All of our mortgage loans were collateralized by 66 properties that accounted for approximately 73% of our annualized base rent and approximately 69% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of December 31, 2003, our $150 million credit facility had an outstanding balance of $69.0 million, and we had other floating rate loans of $37.5 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations for 2003 have benefited from low levels of interest rates that are currently near historic lows. Should this trend in interest rates reverse itself, our operating results could be harmed.

We use borrowings to finance the acquisition, development and operation of properties and to repurchase our common stock, and we cannot assure you that financing will be available on commercially reasonable terms, or at all, in the future.

We borrow money to pay for the acquisition, development, and operation of our properties, to repurchase our common stock, and for other general corporate purposes. Our credit facility currently expires on June 1, 2004, when the principal amount of all outstanding borrowings must be paid. Since the term of our credit facility is limited, our ability to fund acquisitions and provide funds for working capital and other cash needs following the expiration or utilization of the credit facility will depend primarily on our ability to obtain additional private or public equity or debt financing.

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

We have significant debt service obligations. As of December 31, 2003, we had total liabilities of approximately $469.7 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $304.0 million. Payments to service this debt totaled approximately $28.3 million during the twelve months ended December 31, 2003. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors, or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT. Generally, income from derivative transactions qualifies for purposes of the 95% gross income test but not for purposes of the 75% gross income test. We have entered into swap agreements to hedge our exposure to variable interest rates on two mortgages with remaining principal balances of approximately $25 million as of December 31, 2003. Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed. However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future. If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may change our policies without stockholder approval.

Our major policies, including those concerning our qualification as a REIT and with respect to dividends, acquisitions, debt, and investments, are established by our board of directors. Although it has no present intention to do so, the board of directors may amend or revise these and other policies from time to time without a vote of or advance notice to our stockholders. Accordingly, holders of our capital stock will have no control over changes in our policies, including any policies relating to the payment of dividends or to maintaining qualification as a REIT. In addition, policy changes could harm our financial condition, results of operations, the price of our securities, or our ability to pay dividends.

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

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of December 31, 2003, interest rates in the U.S. were near their historic lows.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our governing documents and existing debt instruments do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2003, we had approximately $437.5 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to the Series A preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

We cannot assure you that we will be able to pay dividends regularly although we have done so in the past.

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Furthermore, any new shares of common stock issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise would have a similar effect. In addition, our existing credit facility limits our ability to pay quarterly dividends to stockholders.

Our ability to pay dividends is further limited by the requirements of Maryland law.

Our ability to pay dividends on our common stock and preferred stock is further limited by the laws of Maryland. Under the Maryland General Corporation Law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, either the corporation would not be able to pay indebtedness of the corporation as the indebtedness becomes due in the usual course of business or the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we cannot make a distribution, except by dividend, on our common stock or preferred stock if, after giving effect to the distribution, our total assets would be less than the sum of our liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any shares of preferred stock then outstanding, or if we would not be able to pay our indebtedness as it became due.

FINANCIAL PERFORMANCE

Our funds from operations (FFO) during the three and twelve months ended December 31, 2003 was $12,151,000 and $49,723,000, respectively.  During the same periods in 2002, our FFO was $12,514,000 and $50,083,000, respectively.  Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income (loss). The following table sets forth a reconciliation of the differences between our FFO and our net income available to common stockholders for each of the three and twelve months ended December 31, 2003 and 2002.

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2003	2002	2003	2002
Funds From Operations (in thousands, except share amounts):
Net income available to common shareholders	$ 5,287	$ 7,535	$26,980	$36,003
Adjustments: Depreciation and amortization: Continuing operations	6,864	4,979	22,743	17,209
Discontinued operations	-	-	-	446
Gain on sale of operating properties	-	-	-	(3,575)
Funds From Operations	$12,151	$12,514	$49,723	$50,083
Weighted average number of shares – diluted	16,156,283	16,509,319	16,336,369	16,604,069

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we balance our borrowings between fixed and variable rate debt. During 2003, we significantly increased our level of fixed rate debt to take advantage of historically low interest rates. While we have entered into interest swap agreements to minimize our exposure to interest rate fluctuations, we do not enter into derivative or interest rate transactions for speculative purposes.

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Variable rate LIBOR debt	$90,320	$ 694	$ 722	$ 752	$ 783	$ 13,212	$106,483	$106,483
Weighted average interest rate	2.90%	4.04%	4.04%	4.04%	4.04%	4.04%	3.07%	3.07%
Fixed rate debt	$ 5,794	$74,341	$48,178	$34,721	$14,835	$153,168	$331,037	$334,436
Weighted average interest rate	6.16%	5.07%	7.61%	7.09%	4.94%	5.87%	6.03%	5.50%

As the table incorporates only those exposures that existed as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

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

The following table summarizes the notional value and fair value of our interest swap contract. The notional value below provides an indication of the amount that has been hedged in this contract but does not represent an obligation or exposure to credit risk at December 31, 2003 (dollars in thousands):

Notional Amount	Fixed Rate	Contract Maturity	Cumulative Cash Paid, Net	Fair Value of Asset at December 31, 2003
$24,500	2.995%	September 1, 2005	$50	$89

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

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 13, 2003, our board of directors, upon the recommendation of the audit committee, authorized the dismissal of KPMG LLP and the appointment of PricewaterhouseCoopers LLP as our new independent auditors for the fiscal year ended December 31, 2003.  The dismissal of KPMG LLP was not a result of disagreements between KPMG LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  Additional information relating to the change in independent auditors is contained in the current report on Form 8-K that we filed with the SEC on March 20, 2003.

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders scheduled to take place on May 13, 2004.

Item 11. Executive Compensation

The information required by Item 11 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders scheduled to take place on May 13, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders scheduled to take place on May 13, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders scheduled to take place on May 13, 2004.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders scheduled to take place on May 13, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. 1.	Financial Statements
Page

	Independent Auditors’ Reports	F1

	Consolidated Balance Sheets as of December 31, 2003 and 2002	F3

	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	F4

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	F5

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F6

	Notes to Financial Statements	F7

2.	Financial Statement Schedule

	Schedule III – Real Estate and Accumulated Depreciation	F29

All other schedules have been omitted as they are not applicable, not required or because the information is given in the Financial Statements or related Notes to Financial Statements.

3.

Exhibits

Exhibit No.

List of Exhibits

3.1(d)

Articles of Amendment and Restatement of Bedford Property Investors, Inc., filed on May 27, 2003, is incorporated herein by reference to Exhibit 3.1(d) to our Form 10-Q for the quarter ending June 30, 2003.

3.1(e)

Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on August 4, 2003, is incorporated herein by reference to Exhibit 3.1(e) to our Form 10-Q for the quarter ending June 30, 2003.

3.2(b)

Second Amended and Restated Bylaws of Bedford Property Investors, Inc. are incorporated herein by reference to Exhibit 3.2(b) to our Form 10-Q for the quarter ending June 30, 2003.

4.4

Series A Cumulative Redeemable Preferred Stock Registration Rights Agreement, dated August 5, 2003, between Bedford Property Investors, Inc. and RBC Dain Rauscher Inc. is incorporated herein by reference to Exhibit 4.4 to our Form 10-Q for the quarter ending June 30, 2003.

10.13

Promissory Note, dated as of March 20, 1996, by and between Bedford Property Investors, Inc. and Prudential Insurance Company of America, is incorporated herein by reference to Exhibit 10.13 to our Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-00921) filed on March 29, 1996.

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

10.22

Promissory Note, dated as of May 28, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.22 to our Form 10-Q for the quarter ended June 30, 1999.

10.23

Promissory Note, dated as of May 28, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.23 to our Form 10-Q for the quarter ended June 30, 1999.

10.24

Promissory Note, dated as of May 28, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 1999.

10.28

Promissory Note, dated as of November 22, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.28 to our Form 10-K for the year ended December 31, 1999.

10.29

Loan Agreement, dated as of July 27, 2000, by and between Bedford Property Investors, Inc. and Security Life of Denver Insurance Company, is incorporated herein by reference to Exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2000.

10.30

Loan Agreement, dated as of July 27, 2000, by and between Bedford Property Investors, Inc. and Security Life of Denver Insurance Company, is incorporated herein by reference to Exhibit 10.30 to our Form 10-Q for the quarter ended June 30, 2000.

10.31

Amended and Restated Promissory Note, dated as of May 24, 1996, by and between Bedford Property Investors, Inc. and Prudential Insurance Company of America, is incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended June 30, 1996.

10.32

Loan Agreement, dated as of January 30, 1998, by and between Bedford Property Investors, Inc. and Prudential Insurance Company of America, is incorporated herein by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 1997.

10.35

Fifth Amended and Restated Credit Agreement, dated May 18, 2001, by and among Bedford Property Investors, Inc., Bank of America, National Association as Administrative Agent for the banks party thereto, Union Bank of California, N.A. as Co-Agent, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager and the other banks party thereto, is incorporated herein by reference to Exhibit 10.35 to our Form 10-Q for the quarter ended June 30, 2001.

10.36

Promissory Note, dated as of July 23, 2001, by and between Bedford Property Investors, Inc. and Washington Mutual Bank, is incorporated herein by reference to Exhibit 10.36 to our Form 10-Q for the quarter ended June 30, 2001.

10.40

Amended and Restated Promissory Note, dated as of November 19, 2001, by and between Bedford Property Investors, Inc. and Union Bank of California, N.A., is incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended December 31, 2001.

10.41

Purchase Agreement and Escrow Instructions, Financial Agreement, and Holdback Escrow Agreement, each dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and Dared 80, LLC, are incorporated herein by reference to Exhibit 10.41 to our Form 8-K filed on September 24, 2002.

10.42

Real Estate Sale Agreement dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and EOP-Industrial Portfolio, LLC, is incorporated herein by reference to Exhibit 10.42 to our Form 8-K filed on September 24, 2002.

10.43

First Amendment, dated as of August 6, 2002, to the Real Estate Sale Agreement, dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and EOP-Industrial Portfolio, LLC, is incorporated herein by reference to Exhibit 10.43 to our Form 8-K filed on September 24, 2002.

10.44

Second Amendment, dated as of August 14, 2002, to the Real Estate Sale Agreement, dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and EOP-Industrial Portfolio, LLC, is incorporated herein by reference to Exhibit 10.44 to our Form 8-K filed on September 24, 2002.

10.45

Purchase Agreement and Escrow Instructions, dated as of July 26, 2002, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.45 to our Form 8-K filed on September 24, 2002.

10.47

Note, dated as of October 7, 2002, by and between Bedford Property Investors, Inc. and Nationwide Life Insurance Company, is incorporated herein by reference to Exhibit 10.47 to our Form 10-Q for the quarter ended September 30, 2002.

10.48

Promissory Note, dated as of March 28, 2003, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.48 to our Form 10-Q for the quarter ending March 31, 2003.

10.49

Form of Retention Agreement is incorporated herein by reference to Exhibit 10.49 to our Form 10-Q for the quarter ending June 30, 2003.

10.50

Interest Rate Protection Agreement, dated as of July 3, 2003, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.50 to our Form 10-Q for the quarter ending June 30, 2003.

10.51

Master Agreement, dated as of March 15, 2002, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.51 to our Form 10-Q for the quarter ending June 30, 2003.

10.52

Second Amendment to Employment Agreement, dated as of July 15, 2003, by and between Peter B. Bedford and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 10.52 to our Form 10-Q for the quarter ending June 30, 2003.

10.53

2003 Employee Stock Plan of Bedford Property Investors, Inc., dated May 13, 2003, as amended on August 6, 2003, is incorporated herein by reference to Exhibit 10.53 to our Form 10-Q for the quarter ending June 30, 2003.

10.54

Promissory Note, dated as of October 30, 2003, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.54 to our Form 10-Q for the quarter ending September 30, 2003.

10.55

Promissory Note, dated as of November 3, 2003, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.55 to our Form 10-Q for the quarter ending September 30, 2003.

10.56

Fixed Rate Note, dated as of November 3, 2003, by and between Bedford Property Investors, Inc. and J.P. Morgan Chase Bank, is incorporated herein by reference to Exhibit 10.56 to our Form 10-Q for the quarter ending September 30, 2003.

10.57

Purchase and Sale Agreement, dated as of June 16, 2003, by and between Bedford Property Investors, Inc. and Roosevelt Commons Limited Partnership, is incorporated herein by reference to Exhibit 10.57 to our Form 8-K filed on December 12, 2003.

10.58

Amendment, dated as of July 16, 2003, to the Purchase and Sale Agreement, dated as of June 16, 2003, by and between Bedford Property Investors, Inc. and Roosevelt Commons Limited Partnership, is incorporated herein by reference to Exhibit 10.58 to our Form 8-K filed on December 12, 2003.

10.59

Second Amendment, dated as of July 31, 2003, to the Purchase and Sale Agreement, dated as of June 16, 2003, by and between Bedford Property Investors, Inc. and Roosevelt Commons Limited Partnership, is incorporated herein by reference to Exhibit 10.59 to our Form 8-K filed on December 12, 2003.

10.60

Purchase Agreement and Escrow Instructions, dated as of June 9, 2003, by and between Bedford Property Investors, Inc. and Arville & Russell, LLC, is incorporated herein by reference to Exhibit 10.60 to our Form 8-K filed on December 12, 2003.

10.61

Amendment, dated as of August 18, 2003, to the Escrow Instructions, dated as of June 9, 2003, by and between Bedford Property Investors, Inc. and Arville & Russell, LLC, is incorporated herein by reference to Exhibit 10.61 to our Form 8-K filed on December 12, 2003.

10.62

Purchase Agreement and Escrow Instructions, dated as of October 2, 2003, by and between Bedford Property Investors, Inc. and Foothill-Operon I, LLC, is incorporated herein by reference to Exhibit 10.62 to our Form 8-K filed on December 12, 2003.

10.63

Purchase Agreement and Escrow Instructions, dated as of August 29, 2003, by and between Bedford Property Investors, Inc. and CWA Acquisition, LLC, is incorporated herein by reference to Exhibit 10.63 to our Form 8-K filed on December 12, 2003.

10.64

Purchase Agreement and Escrow Instructions, dated as of November 4, 2003, by and between Bedford Property Investors, Inc. and Jackson-Shaw/Northport Limited Partnership, is incorporated herein by reference to Exhibit 10.64 to our Form 8-K filed on December 12, 2003.

10.65*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Laguna Hills Square SPE, Inc. and John Hancock Life Insurance Company.

10.66*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Petaluma SPE, Inc. and John Hancock Life Insurance Company

10.67*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Philips Business Center SPE, Inc. and John Hancock Life Insurance Company.

10.68*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Phoenix Tech Center SPE, Inc. and John Hancock Life Insurance Company.

10.69*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Rio Salado SPE, Inc. and John Hancock Life Insurance Company.

10.70*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Village Green SPE, Inc. and John Hancock Life Insurance Company.

12*

Statement regarding Computation of Ratio of Earnings to Fixed Charges.

16.1

Letter from KPMG LLP to the Securities and Exchange Commission re Change in Certifying Accountant is incorporated herein by reference to Exhibit 16.1 to our Form 8-K filed on March 20, 2003.

21*

List of Subsidiaries.

23.1*

Consent of KPMG LLP.

23.2*

Consent of PricewaterhouseCoopers LLP.

24*

Power of Attorney (see signature page).

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

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

4.    Reports on Form 8-K

On October 20, 2003, we furnished to the Securities and Exchange Commission a current report on Form 8-K relating to our press release issued on October 20, 2003 announcing our financial results for the quarter ended September 30, 2003.

On December 23, 2003, we filed a current report on Form 8-K with the Securities and Exchange Commission with regard to our acquisitions of assets, excluding the required financial information. On February 24, 2004, we filed an amendment to such report to include the requisite financial information.

Report of Independent Auditors

To the Stockholders and the Board of Directors of

Bedford Property Investors, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The financial statements of the Company as of December 31, 2002 and for the two years in the period then ended were audited by other auditors whose report dated February 10, 2003 expressed an unqualified opinion on those statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS 123” using the modified prospective method effective January 1, 2003.

PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2004

F1

Independent Auditors’ Report

The Board of Directors
Bedford Property Investors, Inc.:

We have audited the accompanying balance sheet of Bedford Property Investors, Inc. as of December 31, 2002, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2002. In connection with our audits of the financial statements, we also audited the financial statement schedule, Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

February 10, 2003

F2

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(in thousands, except share and per share amounts)

	2003	2002
Assets:

Real estate investments:
Industrial buildings	$414,392	$372,105
Office buildings	375,844	336,472
Properties under development	-	2,864
Land held for development	14,071	13,747
	804,307	725,188
Less accumulated depreciation	81,638	62,562
Total real estate investments	722,669	662,626

Cash and cash equivalents	7,598	3,727
Other assets	43,352	27,978

	$773,619	$694,331

Liabilities and Stockholders’ Equity:

Bank loans payable	$ 68,978	$124,681
Mortgage loans payable	368,542	259,496
Accounts payable and accrued expenses	8,874	10,173
Dividends payable	8,319	8,222
Other liabilities	15,007	15,702

Total liabilities	469,720	418,274

Commitments and contingencies (Notes 4 and 17)

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 49,195,000 shares; issued none	-	-
Series A 8.75% Cumulative Redeemable Preferred Stock, Par value $0.01 per share; authorized and issued 805,000 shares in 2003 and none in 2002; stated liquidation preference of $40,250	38,947	-
Common stock, par value $0.02 per share; authorized 50,000,000 shares; issued and outstanding 16,311,955
shares in 2003 and 16,443,664 shares in 2002	326	329
Additional paid-in capital	289,734	293,864
Deferred stock compensation	(5,476)	(4,622)
Accumulated dividends in excess of net income	(19,721)	(13,514)
Accumulated other comprehensive income	89	-

Total stockholders’ equity	303,899	276,057

	$773,619	$694,331

See accompanying notes to consolidated financial statements.

F3

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands, except share and per share amounts)

	2003	2002	2001
Property operations:
Rental income	$107,954	$ 99,740	$ 95,842
Rental expenses:
Operating expenses	19,383	17,012	15,457
Real estate taxes	10,571	8,865	8,817
Depreciation and amortization	22,743	17,209	15,688

Income from property operations	55,257	56,654	55,880

General and administrative expenses	(5,742)	(4,616)	(6,506)
Interest income	106	199	202
Interest expense	(21,956)	(20,555)	(21,470)
Other expense	-	-	(526)

Income from continuing operations before gain on sales of real estate investments, minority interest, and discontinued operations	27,665	31,682	27,580

Gain on sales of real estate investments, net	-	-	5,976
Minority interest	-	-	(142)

Income from continuing operations	27,665	31,682	33,414

Discontinued operations:
Income from operating properties sold, net	-	746	1,536
Gain on sale of operating properties	-	3,575	-

Income from discontinued operations	-	4,321	1,536

Net income	27,665	36,003	34,950
Preferred dividends – Series A	(685)	-	-

Net income available to common shareholders	$ 26,980	$ 36,003	$ 34,950

Income per common share – basic:
Income from continuing operations	$ 1.69	$ 1.95	$ 2.00
Income from discontinued operations	-	0.27	0.09

Net income available to common shareholders	$ 1.69	$ 2.22	$ 2.09

Weighted average number of shares – basic	16,010,659	16,240,722	16,747,498

Income per common share – diluted:
Income from continuing operations	$ 1.65	$ 1.91	$ 1.97
Income from discontinued operations	-	0.26	0.09

Net income available to common shareholders	$ 1.65	$ 2.17	$ 2.06

Weighted average number of shares – diluted	16,336,369	16,604,069	17,045,493

See accompanying notes to consolidated financial statements.

F4

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands, except per share amounts)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity

Balance, December 31, 2000	$ -	$354	$320,087	$(4,003)	$(20,239)	$ -	$296,199

Issuance of common stock	-	2	2,256	-	-	-	2,258
Repurchase and retirement of common stock	-	(28)	(27,318)	-	-	-	(27,346)
Issuance of restricted stock	-	2	2,337	(2,339)	-	-	-
Forfeiture of restricted stock	-	-	(19)	19	-	-	-
Amortization of restricted stock	-	-	-	1,711	-	-	1,711
Dividends to common stockholders ($1.86 per share)	-	-	-	-	(31,582)	-	(31,582)
Subtotal	-	330	297,343	(4,612)	(51,821)	-	241,240
Net income	-	-	-	-	34,950	-	34,950
Unrealized loss on derivative instruments	-	-	-	-	-	(310)	(310)
Comprehensive income (loss)	-	-	-	-	34,950	(310)	34,640

Balance, December 31, 2001	-	330	297,343	(4,612)	(16,871)	(310)	275,880

Issuance of common stock	-	5	4,272	-	-	-	4,277
Repurchase and retirement of common stock	-	(8)	(9,829)	-	-	-	(9,837)
Issuance of restricted stock	-	2	2,315	(2,317)	-	-	-
Forfeiture of restricted stock	-	-	(237)	237	-	-	-
Amortization of restricted stock	-	-	-	2,070	-	-	2,070
Dividends to common stockholders ($1.96 per share)	-	-	-	-	(32,646)	-	(32,646)
Subtotal	-	329	293,864	(4,622)	(49,517)	(310)	239,744
Net income	-	-	-	-	36,003	-	36,003
Unrealized gain on derivative instruments	-	-	-	-	-	310	310
Comprehensive income	-	-	-	-	36,003	310	36,313

Balance, December 31, 2002	-	329	293,864	(4,622)	(13,514)	-	276,057

Issuance of preferred stock, net of issuance costs	38,947	-	-	-	-	-	38,947
Issuance of common stock	-	4	5,398	-	-	-	5,402
Repurchase and retirement of common stock	-	(10)	(12,993)	-	-	-	(13,003)
Stock option expense	-	-	195	-	-	-	195
Issuance of restricted stock	-	3	3,291	(3,294)	-	-	-
Forfeiture of restricted stock	-	-	(21)	21	-	-	-
Amortization of restricted stock	-	-	-	2,419	-	-	2,419
Dividends to common stockholders ($2.02 per share)	-	-	-	-	(33,187)	-	(33,187)
Dividends to preferred stockholders ($0.8507 per share)	-	-	-	-	(685)	-	(685)
Subtotal	38,947	326	289,734	(5,476)	(47,386)	-	276,145

Net income	-	-	-	-	27,665	-	27,665
Unrealized gain on derivative instruments	-	-	-	-	-	89	89
Comprehensive income	-	-	-	-	27,665	89	27,754

Balance, December 31, 2003	$38,947	$326	$289,734	$(5,476)	$(19,721)	$ 89	$303,899

See accompanying notes to consolidated financial statements.

F5

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands)

	2003	2002	2001
Operating Activities:
Net income	$ 27,665	$ 36,003	$ 34,950
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	-	-	142
Depreciation and amortization, including amortization of deferred loan costs	24,588	19,288	18,054
Gain on sale of operating properties	-	(3,575)	(5,976)
Amortization of deferred compensation	2,419	2,070	1,711
Stock compensation expense	195	-	-
Uncollectible accounts expense	53	322	505
Change in other assets	(3,492)	(4,582)	(3,393)
Change in accounts payable and accrued expenses	(1,143)	(1,056)	(1,558)
Change in other liabilities	(1,115)	1,656	2,647

Net cash provided by operating activities	49,170	50,126	47,082

Investing Activities:
Investments in real estate	(94,767)	(102,887)	(25,761)
Proceeds from sales of real estate investments, net	-	31,472	19,282
Contract retention paid, net	(156)	(679)	(498)

Net cash used by investing activities	(94,923)	(72,094)	(6,977)

Financing Activities:
Proceeds from bank loans payable, net of loan costs	109,552	125,083	55,467
Repayments of bank loans payable	(165,561)	(81,860)	(53,659)
Proceeds from mortgage loans payable, net of loan costs	136,151	22,366	25,280
Repayments of mortgage loans payable	(28,582)	(5,170)	(7,893)
Refund of loan costs	493	-	-
Prepaid loan fees	-	(605)	-
Issuance of preferred stock, net of issuance costs	38,947	-	-
Issuance of common stock	5,402	2,794	2,296
Repurchase and retirement of common stock	(13,003)	(9,837)	(27,346)
Redemption of Operating Partnership Units	-	(202)	(131)
Payment of dividends and distributions	(33,775)	(32,386)	(31,767)

Net cash provided (used) by financing activities	49,624	20,183	(37,753)

Net increase (decrease) in cash and cash equivalents	3,871	(1,785)	2,352
Cash and cash equivalents at beginning of year	3,727	5,512	3,160

Cash and cash equivalents at end of year	$ 7,598	$ 3,727	$ 5,512

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$ 20,109	$ 19,567	$ 21,149

Cash paid during the year for income taxes	$ 300	$ 162	$ -

Non-cash investing and financing transactions:
Redemption of Operating Partnership Units paid in common stock	$ -	$ (1,483)	$ -
Investment in real estate assets	$ -	$ 550	$ -
Minority interest in consolidated partnership	$ -	$ 933	$ -

Assumption of debt	$ 3,128	$ -	$ -

See accompanying notes to consolidated financial statements.

F6

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (REIT) incorporated in 1993 as a Maryland corporation. We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring, and developing industrial and suburban office properties concentrated in the western United States. Our common stock, par value $0.02 per share, trades under the symbol “BED” on both the New York Stock Exchange and the Pacific Exchange.

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America (GAAP). Our consolidated financial statements include the financial information of Bedford Property Investors, Inc., six wholly-owned corporations, and three wholly-owned limited liability companies. All significant inter-entity balances have been eliminated in consolidation.

Critical Accounting Policies and Use of Estimates

The preparation of these financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, income recognition, allowance for doubtful accounts, stock compensation expense, deferred assets, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, and those estimates could be different under different assumptions or conditions.

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate investments includes purchase price, other acquisition costs, and costs to develop properties which include interest and real estate taxes. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate investment costs are depreciated using the straight-line method over estimated useful lives as follows: building improvements - 45 years; tenant improvements – the lesser of the life of the asset or the term of the related lease. The depreciable cost for buildings in development is based on the percentage of leased space until the building becomes fully leased or one year after shell completion, whichever occurs first. When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we initiate a review of the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value of the property. As of December 31, 2003 and 2002, none of our real estate assets were considered to be impaired.

In accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” the acquisition of real estate investments results in the allocation of a portion of the purchase price to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. They are

F7

classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in four forms: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; (iii) market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks; and (iv) value of tenant relationships, which reflects estimated future benefits from enhanced renewal probabilities and cost savings in lease commissions and tenant improvements. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the average term of the acquired leases. Market value is classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases. Value of tenant relationships is classified as an other asset and is amortized over the anticipated term of the customer relationship, not to exceed the remaining depreciable life of the building. For the year ended December 31, 2003, we allocated a portion of the purchase price of acquisitions of approximately $16,045,000 to other assets and approximately $420,000 to other liabilities as a result of implementing SFAS 141.

Real Estate Investments Held for Sale

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less costs to sell and such properties are no longer depreciated. We adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. In accordance with SFAS 144, we classify real estate assets as held for sale in the period in which all of the following criteria are met:

-

management, having the authority to approve the action, commits to a plan to sell the asset;

-

the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

-

an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

-

the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

-

the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

-

actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Our adoption of SFAS 144 resulted in: (i) the presentation of the net operating results of properties sold during the year ended December 31, 2002, less allocated interest expense, as income from discontinued operations for all periods presented, and (ii) the presentation of the gain on sale of operating properties sold, net of sale costs, as income from discontinued operations for the year ended December 31, 2002. We allocate interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of the respective year-end, pro-rated the number of days prior to sale. Properties sold prior to January 1, 2002 are required to be presented as a component of continuing operations.  There were no sales of properties in 2003.

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivable. The difference between straight-line rental income and contractual rental income decreased revenue by $31,000 in 2003, and increased revenue by $968,000 and $1,055,000 for 2002 and 2001, respectively. Straight-line rent receivable is included in other assets in the accompanying balance sheets and is charged against income upon early termination of a lease or as a reduction of gain on sale upon the sale of the property. Rental payments received before they are recognized as income are

F8

recorded as a prepaid income liability. Lease termination income is recorded in the period the lease terminates according to the lease termination agreement. Leases for both industrial and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses, real estate taxes, and other recoverable costs. The expected recovery of these reimbursable expenses from tenants is recorded as revenue when the associated expenses are incurred. We make estimates of the uncollectibility of our accounts receivable related to minimum rent, straight-line rent receivable, expense reimbursements, and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits, letters of credit and lease guarantees provided by the tenant, current economic trends, and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable.

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

Deferred Financing and Leasing Costs

Costs incurred for debt financing and property leasing are capitalized as other assets. Deferred loan costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our consolidated statements of income. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Federal Income Taxes

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the Code). A REIT is generally not subject to federal income tax on that portion of real estate investment trust taxable income that is distributed to stockholders, provided that at least 90% of such taxable income is distributed and other requirements are met. We believe we are in compliance with the Code.

As of December 31, 2003, for federal income tax purposes, we had an ordinary loss carryforward of approximately $19 million. As we do not expect to incur income tax liabilities, there may be little or no value realized from such carryforwards.

For federal income tax purposes, dividend distributions made were classified as follows:

Year	Ordinary Income	Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital

2001	80%	17%	3%	-
2002	82%	10%	8%	-
2003	81%	-	-	19%

The determination of the tax treatment for dividend distributions is based on our earnings and profits. Income reported for financial reporting purposes will differ from earnings and profits for federal income tax purposes primarily due to differences in the estimated lives used to calculate depreciation.

F9

Derivative Instruments and Hedging Activities

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

We require that our derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract and changes in the fair value of the instrument are included in other comprehensive income until the instrument matures. When the terms of an underlying transaction are modified or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are included in net income each period until the instrument matures. Any portion of a derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with changes in value included in net income for each period.

Stock-Based Compensation

In prior years, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25 and all related interpretations. As of January 1, 2003, we adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The impact of adopting SFAS 148 in accordance with the modified prospective method was an increase in compensation expense of $195,000 for the year ended December 31, 2003.

If we had determined compensation costs for the stock options granted to employees consistent with SFAS 123 during the years ended December 31, 2002 and 2001, our net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	2002	2001
Net income:
As reported	$36,003	$34,950
Less: compensation expense per SFAS 123	223	213
Pro forma	$35,780	$34,737

Earnings per share – basic:
As reported	$ 2.22	$ 2.09
Less: compensation expense per SFAS 123.02		.02
Pro forma	$ 2.20	$ 2.07

Earnings per share – diluted:
As reported	$ 2.17	$ 2.06
Less: compensation expense per SFAS 123.02		.02
Pro forma	$ 2.15	$ 2.04

F10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively:

	2003	2002	2001
Weighted average fair value of options granted during the year	$1.45	$1.94	$1.09

Assumptions:
Risk-free interest rate	2.5%	4.0%	4.9%
Dividend yield	7.3%	7.2%	9.5%
Volatility factors of the expected market price of the common shares	0.18	0.18	0.19
Weighted average expected life of the options	4.3 years	4.3 years	4.3 years

We record deferred compensation when we make restricted stock awards to employees. The amount of deferred compensation initially recorded is the difference between the exercise price (which is zero for restricted stock awards) and fair market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of our common stock. We record deferred compensation as a reduction to stockholders’ equity and an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock based compensation expense, a component of general and administrative expenses, over the service period, which typically coincides with the vesting period of the restricted stock award.

In September 1995, we established a Management Stock Acquisition program which was subsequently modified by the Board in 1999. Under the program, certain options may be exercised by option holders with a recourse note payable to us. Such notes bear interest at 7.5% which approximated the market rate at the time of issuance. The note is due on the first of nine years and nine months after the date of the grant or within ninety days from termination of employment, with interest payable quarterly. From the beginning of the program through December 31, 2003, options for 316,000 shares of common stock were exercised in exchange for notes payable to us. The unpaid balance of the notes was $706,000 (55,250 shares) and $1,659,000 (158,000 shares) at December 31, 2003 and 2002, respectively, and is included in the accompanying balance sheets as a reduction of additional paid-in capital. In accordance with the Sarbanes-Oxley Act of 2002, which prohibits new loans to directors and executive officers, we no longer allow options to be exercised with a recourse note.

During the years ended December 31, 2003, 2002, and 2001, we recorded compensation expense relating to our stock compensation plans of approximately $2,614,000, $2,070,000, and $1,711,000, respectively.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. We include stock options issued under our stock option plans, non-vested restricted stock, and the Operating Partnership (OP) Units of Bedford Realty Partners, L.P. (prior to their redemption on January 15, 2002) in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Common Stock Repurchases

We currently have board approval to repurchase up to a total of 10 million shares of our common stock under our share repurchase program. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants.

F11

Cash and Cash Equivalents

We consider all demand deposits, money market accounts, and temporary cash investments to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed the Federal Depository Insurance Corporation (FDIC) insurance coverage, and, as a result, there is a credit risk related to amounts on deposit in excess of FDIC insurance coverage. We do not believe that this credit risk is significant as we do not anticipate non-performance by the corresponding financial institutions.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued SFAS Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. It requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The adoption of this pronouncement did not have any impact on our financial position or results of operations.

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” FIN 46-R requires that any entity meeting certain rules relating to a company’s equity investment at risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim or annual reporting period beginning after December 15, 2003, for variable interest entities in which a Company holds a variable interest that was acquired before February 1, 2003. We have and will adopt FIN 46-R in the time frames as required by the statement. There is no significant effect on our financial position, results of operations, or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate. At December 31, 2003, we did not own any equity investments created or acquired after January 31, 2003, that qualified as variable interest entities.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for the clarification and measurement of certain financial instruments with characteristics of both liabilities and equity. However, in November 2003, the provisions as related to mandatorily redeemable non-controlling interests in finite lived entities were deferred indefinitely. The other provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the pronouncement did not have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

F12

Note 2 - Real Estate Investments

As of December 31, 2003, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total

Industrial buildings	61	$414,392	51%
Office buildings	31	375,844	47%
Land held for development	11	14,071	2%

Total	103	$804,307	100%

F13

Note 2 - Real Estate Investments (continued)

The following table sets forth our real estate investments as of December 31, 2003 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 68,084	$137,413	$ -	$22,245	$183,252
Arizona	25,653	83,219	-	10,785	98,087
Southern California	17,234	42,301	-	7,292	52,243
Northwest	3,409	10,821	-	3,260	10,970
Nevada	7,799	18,459	-	202	26,056
Total industrial buildings	122,179	292,213	-	43,784	370,608
Office buildings Northern California	6,073	25,492	-	4,099	27,466
Arizona	10,588	25,872	-	3,617	32,843
Southern California	15,448	50,355	-	3,698	62,105
Northwest	16,669	100,578	-	13,666	103,581
Colorado	13,706	97,606	-	10,914	100,398
Nevada	2,102	11,355	-	1,860	11,597
Total office buildings	64,586	311,258	-	37,854	337,990
Land held for development Northern California	5,866	-	-	-	5,866
Arizona	637	-	-	-	637
Southern California	2,477	-	-	-	2,477
Northwest	1,142	-	-	-	1,142
Colorado	3,949	-	-	-	3,949
Total land held for development	14,071	-	-	-	14,071
Total as of December 31, 2003	$200,836	$603,471	$ -	$81,638	$722,669
Total as of December 31, 2002	$182,310	$540,014	$2,864	$62,562	$662,626

F14

Our personnel directly manage all but three of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained outside managers to assist in some of the management functions for the U.S. Bank Centre in Reno, Nevada; Russell Commerce Center in Las Vegas, Nevada; and Northport Business Center in North Las Vegas, Nevada. All financial record-keeping is centralized at our corporate office in Lafayette, California.

During 2003, 2002, and 2001, we capitalized interest costs relating to properties under development totaling $131,000, $633,000, and $1,303,000, respectively.

Note 3 - Consolidated Entities

During the fourth quarter of 2003, we entered into several new mortgage financing agreements with three separate lenders. Our lenders required that we place each collateral property into separate legal entities. As a result, we created six corporations and three limited liability companies. Each of the legal entities maintains a separate loan that is collateralized by the property owned by the entity.  All of the entities are 100% subsidiaries of the REIT and are consolidated with Bedford Property Investors, Inc. in the financial statements presented.

In December 1996, we formed Bedford Realty Partners, L.P. (the Operating Partnership), with Bedford Property Investors, Inc. as the sole general partner, for the purpose of acquiring real estate. In exchange for contributing a property into the Operating Partnership, the owners of the property received limited partnership units (OP Units). A limited partner had the ability to redeem the OP Units at any time. We, at our option, had the ability to redeem the OP Units by either (i) issuing common stock at the rate of one share of common stock for each OP Unit, or (ii) paying cash to a limited partner based on the average trading price of our common stock. Each OP Unit was allocated partnership income and cash flow at a rate equal to the dividend being paid by Bedford Property Investors, Inc. on a share of common stock. Additional partnership income and cash flow was allocated approximately 99% to Bedford Property Investors, Inc. and 1% to the limited partners.

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

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 2003 are as follows (in thousands):

2004	$ 86,328
2005	70,266
2006	54,285
2007	41,035
2008	29,001
Thereafter	31,814
Total	$312,729

The total minimum future lease payments shown above do not include tenants’ obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

F15

Note 5 - Related Party Transactions

In prior years, we used Bedford Acquisitions, Inc. (BAI), a corporation wholly owned by our chairman of the board and chief executive officer, Peter Bedford, to provide services for our acquisition, disposition, financing, and development activities. These services were provided under an agreement that was terminated on July 1, 2002. Upon termination of the agreement, we hired the employees of BAI.

Prior to the termination of the agreement, fees incurred for services provided during the six months ended June 30, 2002 were expensed to the extent that such fees did not represent payments to BAI for direct and incremental development costs or independent third party costs incurred by BAI on our behalf.  During the six months ended June 30, 2002, we paid BAI approximately $1,785,000 for acquisition, disposition, financing, and development activities provided pursuant to the agreement. As of December 31, 2002, we had a receivable of $590,000 for excess fees paid to BAI, which was subsequently paid in January 2003 by BAI.

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our board of directors, Martin I. Zankel, is a Senior Principal. During the years ended December 31, 2003, 2002, and 2001, we paid Bartko, Zankel, Tarrant & Miller approximately $81,000, $17,000, and $3,000, respectively.

Note 6 - Stock Compensation Plans

In May 2003, the stockholders approved a replacement for the expiring Amended and Restated 1993 Employee Stock Option Plan (the Expiring Employee Plan). The approved 2003 Employee Stock Option Plan (the Employee Plan) is identical to the Expiring Employee Plan except that the term has been extended to March 12, 2013 and the number of shares reserved for future issuance was modified to 1,500,000 shares. The Employee Plan provides for grants of non-qualified stock options, incentive stock options, and restricted stock.

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

We may grant restricted stock to employees pursuant to the Employee Plan. These shares generally vest over five or seven years and are subject to forfeiture under certain conditions. From 1997 through 2003, we granted 724,135 shares of restricted stock net of forfeitures. Deferred compensation associated with unvested restricted stock was $5,476,000 and $4,622,000 as of December 31, 2003 and 2002, respectively.

In May 2002, the stockholders approved a replacement for the expiring Amended and Restated 1992 Directors’ Stock Option Plan (the Expiring Directors’ Plan). The approved 2002 Directors’ Stock Option Plan (the Directors’ Plan) is identical to the Expiring Directors’ Plan except that the term has been extended to May 19, 2012 and the number of shares reserved for future issuance was modified to 750,000 shares. The Directors’ Plan provides for the grant of non-qualified stock options to directors of the Company. The Directors’ Plan contains an automatic grant feature whereby a director receives a one-time “initial option” to purchase 25,000 shares upon a director’s appointment to the board of directors and thereafter receives automatic annual grants of options to purchase 10,000 shares upon re-election to the board of directors. Options granted are generally exercisable six months from the date of grant.

The Directors’ Plan requires that the exercise price of options be equal to the fair market value of the underlying shares on the date of grant. The maximum term of options granted is ten years.

F16

A summary of the status of our plans as of December 31, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Employee Plan
Outstanding at beginning of year	538,250	$20.47	529,250	$18.67	475,250	$18.46
Granted	-	-	119,000	26.58	123,000	18.87
Exercised	(168,750)	18.58	(98,500)	18.25	(69,000)	17.32
Forfeited and cancelled	-	-	(11,500)	19.89	-	-

Outstanding at end of year	369,500	$21.33	538,250	$20.47	529,250	$18.67

Options exercisable	195,000		277,000		248,250

Directors’ Plan
Outstanding at beginning of year	250,000	$19.97	280,000	$18.11	240,000	$17.79
Granted	50,000	27.42	50,000	26.58	50,000	18.87
Exercised	(70,000)	18.37	(80,000)	17.61	(10,000)	14.22
Forfeited and cancelled	-	-	-	-	-	-

Outstanding at end of year	230,000	$22.08	250,000	$19.97	280,000	$18.11

Options exercisable	230,000		250,000		280,000

The following table summarizes information about stock options outstanding on December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

Employee Plan
$17.63 to 18.87	160,000	6.60	$18.43	73,250	$18.27
19.56 to 20.06	92,500	4.17	19.72	92,500	19.72
26.58	117,000	8.38	26.58	29,250	26.58
$17.63 to 26.58	369,500	6.55	$21.33	195,000	$20.21

Directors’ Plan
$14.22 to 18.87	110,000	6.11	$18.06	110,000	$18.06
19.56 to 26.58	70,000	7.73	24.58	70,000	24.58
27.42	50,000	9.87	27.42	50,000	27.42
$14.22 to 27.42	230,000	7.42	$22.08	230,000	$22.08

F17

Note 7 - Bank Loans Payable

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on June 1, 2004, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $175 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.55%, depending on our leverage level as defined in the credit agreement. As of December 31, 2003, the facility had a total outstanding balance of $68,978,000, an effective interest rate of 2.85%, and was secured by our interests in 17 properties. These properties collectively accounted for approximately 20% of our annualized base rent and our total real estate assets as of December 31, 2003.

During the quarter ended September 30, 2003, we paid off the remaining balance of $22,000,000 on the $40 million unsecured bridge facility with Bank of America, which carried an interest rate of LIBOR plus 1.55%.

Including both the $150 million revolving credit facility and the $40 million unsecured bridge facility, the daily weighted average outstanding balances were $98,489,000 and $95,785,000 for the twelve months ended December 31, 2003 and 2002, respectively. The weighted average annual interest rates under the credit facilities in each of these periods were 3.19% and 4.25%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (FFO). We were in compliance with the various covenants and requirements of our credit facilities during the twelve months ended December 31, 2003 and 2002.

We are currently in the process of renegotiating our revolving credit facility and anticipate that we will renew the line of credit at substantially similar terms.

Note 8 - Mortgage Loans Payable

In March 2003, we obtained a $48,500,000 mortgage from Teachers Insurance and Annuity Association of America. The loan has a ten-year term and carries a fixed interest rate of 5.60%. Proceeds from the mortgage financing were used to pay down a portion of the outstanding balance of our lines of credit and to replace an $18,000,000 mortgage from Prudential Insurance Company of America, which matured in March 2003 and carried a fixed interest rate of 7.02%.

In October and November 2003, we secured two mortgages from Bank of America for $9,900,000 and $11,400,000. These loans each have a ten-year term and carry fixed interest rates of 5.45% and 5.55%, respectively. The mortgages call for interest only payments for the first two years and principal and interest payments for the remainder of the loan term. Proceeds from the mortgages were used to finance property acquisitions and to pay down our secured credit facility.

In November 2003, we obtained a $25,000,000 mortgage from JPMorgan Chase Bank. The loan has a ten-year term and carries a fixed interest rate of 5.74%. Proceeds from the mortgage were used to finance the acquisition of the property collateralized by the loan.

In November 2003, we obtained three mortgages from John Hancock for an aggregate amount of $27,900,000. Each of the mortgages has a seven-year term and carries a fixed interest rate of 4.95%. These three mortgages call for interest only payments for the first four years and principal and interest payments for the remainder of the loan term. In November 2003, we obtained an additional three mortgages from John Hancock for an aggregate amount of $11,800,000. Each of these mortgages has a five-year term and carries a fixed interest rate of 4.60%. These three mortgages call for interest only payments for the first three years and principal and interest payments for the remainder of the loan term. The majority of the proceeds from the mortgages were used to finance property acquisitions and to pay down our secured credit facility. Proceeds of approximately $4,300,000 were used to pay off the remaining balance of a Union Bank loan with a floating rate, which was 6.00% at the time of the payoff.

F18

In November 2003, we assumed two mortgages with Sun Life Assurance Company in connection with the acquisition of a property. The mortgages had remaining outstanding balances of approximately $1,659,000 and $1,469,000 at the date of the acquisition with interest at fixed rates of 7.00% and 7.25%, respectively. Both of the mortgages have a maturity date of April 1, 2009.

Mortgage loans payable at December 31, 2003 consist of the following (in thousands):

				Collateral as of December 31, 2003
Lender	Maturity Date	Interest Rate at December 31, 2003 +	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Assets
Union Bank	November 19, 2004	3.01%(1)	$ 20,676	9	3.56%	3.70%
TIAA-CREF	June 1, 2005	7.17%	25,263	5	5.46%	4.13%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	21,500	6	3.14%	3.77%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,334	2	0.77%	0.85%
Nationwide Life Insurance	November 1, 2005	4.61%	22,065	4	4.08%	4.50%
Prudential Insurance	July 31, 2006	8.90%	7,702	1	2.30%	1.67%
Prudential Insurance	July 31, 2006	6.91%	18,652	4	6.32%	4.82%
TIAA-CREF	December 1, 2006	7.95%	20,828	5	4.27%	4.19%
TIAA-CREF	June 1, 2007	7.17%	34,361	4	6.17%	5.56%
John Hancock	December 1, 2008	4.60%	11,800	5	2.38%	3.07%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,655	1	0.69%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,466	*	*	*
TIAA-CREF	June 1, 2009	7.17%	40,134	8	8.08%	9.21%
John Hancock	December 1, 2010	4.95%	27,900	3	6.24%	5.44%
Washington Mutual	August 1, 2011	4.04%(3)	16,830	1	4.01%	4.14%
TIAA-CREF	April 1, 2013	5.60%	48,076	5	7.76%	6.53%
Bank of America	November 1, 2013	5.45%	9,900	1	1.85%	2.09%
Bank of America	December 1, 2013	5.55%	11,400	1	0.43%	0.38%
JP Morgan	December 1, 2013	5.74%	25,000	1	5.11%	4.23%
	Total		$368,542	66	72.62%	69.07%

(1)

Floating rate based on LIBOR plus 1.60%. The interest rate of 3.01% is fixed to maturity.

(2)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(3)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

+

Interest rates are fixed unless otherwise indicated by footnote.

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

We were in compliance with the covenants and requirements of our various mortgages during the twelve months ended December 31, 2003 and 2002.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending December 31 (in thousands):

2004	$ 27,137
2005	75,034
2006	48,900
2007	35,473
2008	15,618
Thereafter	166,380
Total	$368,542

F19

Note 9 – Stockholders’ Equity

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a total of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears. The initial dividend of $685,000 was declared on October 1, 2003 and paid on October 15, 2003 for the period from August 5, 2003 through October 14, 2003. A dividend of $880,000 was declared on January 2, 2004 and paid on January 15, 2004 for the period from October 15, 2003 through January 14, 2004. Dividends are recorded when declared.

The Series A preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

The net proceeds of approximately $39 million from the sale of the Series A preferred stock were used to finance a portion of the $85 million in property acquisitions during the third and fourth quarters of 2003.

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2001 through December 31, 2003 (in thousands):

	Common Stock	Preferred Stock

Balance, December 31, 2000	17,709,738	-
Issuance of common stock	80,000	-
Repurchase and retirement of common stock	(1,394,018)	-
Issuance of restricted stock	120,550	-
Forfeiture of restricted stock	(1,070)	-
Balance, December 31, 2001	16,515,200	-

Issuance of common stock	242,601	-
Repurchase and retirement of common stock	(401,667)	-
Issuance of restricted stock	99,650	-
Forfeiture of restricted stock	(12,120)	-
Balance, December 31, 2002	16,443,664	-

Issuance of preferred stock	-	805,000
Issuance of common stock	239,798	-
Repurchase and retirement of common stock	(497,730)	-
Issuance of restricted stock	127,175	-
Forfeiture of restricted stock	(952)	-
Balance, December 31, 2003	16,311,955	805,000

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

F20

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

The following summarizes the notional value and fair value of our interest swap contract. The notional value below provides an indication of the amount that has been hedged in this contract but does not represent an obligation or exposure to credit risk at December 31, 2003 (dollars in thousands):

Notional Amount	Fixed Rate	Contract Maturity	Cumulative Cash Paid, Net	Fair Value of Asset at December 31, 2003
$24,500	2.995%	September 1, 2005	$50	$89

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

At December 31, 2003, $89,000 is included in other assets and accumulated other comprehensive income, a stockholders’ equity account, reflecting the estimated market value of the swap contract at that date.

Note 11 - Repurchases of Common Stock

In July 1998, our board of directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. The share repurchase program does not require us to purchase a specified number of shares and it does not have an expiration date. Since November 1998, we have repurchased and retired approximately 8 million shares at an average price of $18.74 per share. This represents 35% of the shares outstanding at November 30, 1998 when we began implementing our share repurchase program.

F21

Note 12 – Discontinued Operations

In accordance with SFAS 144, income from properties sold during the period from January 1, 2002 through December 31, 2002 is presented in the income statement as discontinued operations for the years ended December 31, 2002 and 2001. Since no properties were sold in 2003, there are no discontinued operations for the year 2003.  Income from operating properties sold, net includes an allocation of interest expense based on the percentage of the cost basis of properties sold to the cost basis of total real estate assets as of the respective balance sheet date. The following schedule presents the calculation of income from operating properties sold, net (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2001
Rental income	$2,162	$4,107
Rental expenses
Operating expenses	383	665
Real estate taxes	182	392
Depreciation and amortization	445	446

Income from property operations	1,152	2,604

Interest expense	406	1,068

Income from operating properties sold, net	$ 746	$1,536

F22

Note 13 - Segment Disclosure

We have five reportable segments organized by the region in which they operate: Northern California (Northern California and Nevada), Arizona, Southern California, Northwest (greater Seattle, Washington, and greater Portland, Oregon) and Colorado.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based upon income from real estate from the combined properties in each segment.

	For the year ended December 31, 2003 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 40,857	$ 18,864	$ 15,599	$ 18,484	$ 14,150	$ -	$107,954
Operating expenses and real estate taxes	9,376	5,370	3,177	5,857	6,174	-	29,954
Depreciation and amortization	7,346	4,731	3,084	3,853	3,729	-	22,743
Income from property operations	24,135	8,763	9,338	8,774	4,247	-	55,257
General and administrative expenses	-	-	-	-	-	(5,742)	(5,742)
Interest income(1)	27	1	-	19	-	59	106
Interest expense	-	-	-	-	-	(21,956)	(21,956)
Net income (loss)	$ 24,162	$ 8,764	$ 9,338	$ 8,793	$ 4,247	$ (27,639)	$ 27,665
Percent of income from property operations	43%	16%	17%	16%	8%	-	100%
Real estate investments	$256,384	$145,969	$154,074	$132,619	$115,261	$ -	$804,307
Additions (dispositions) of real estate investments(2)	$ (569)	$ 13,191	$ 62,119	$ 500	$ 3,878	$ -	$ 79,119
Total assets	$273,706	$133,257	$157,211	$116,578	$ 88,524	$ 4,343	$773,619

(1)

The interest income in Northern California, Arizona, and Northwest segments represents interest earned from tenant notes receivable.

(2)

The decrease in Northern California is due to reclassifications of purchase price to intangible assets for 2002 acquired properties in accordance with SFAS 141.

F23

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

(1)

The interest income in Northern California, Arizona, Northwest, and Colorado segments represents interest earned from tenant notes receivable.

F24

	For the year ended December 31, 2001 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 33,621	$ 15,882	$ 12,796	$ 18,658	$ 14,885	$ -	$ 95,842
Operating expenses and real estate taxes	6,845	4,366	2,539	5,339	5,185	-	24,274
Depreciation and amortization	5,003	2,847	1,737	3,767	2,334	-	15,688
Income from property operations	21,773	8,669	8,520	9,552	7,366	-	55,880
General and administrative expenses	-	-	-	-	-	(6,506)	(6,506)
Interest income (1)	26	4	-	13	-	159	202
Interest expense	-	-	-	-	-	(21,470)	(21,470)
Other expense	-	-	-	-	-	(526)	(526)
Income (loss) before gain on sales of real estate investments, minority interest, and discontinued operations	21,799	8,673	8,520	9,565	7,366	(28,343)	27,580
Gain on sales of real estate investments, net	-	2,207	-	-	3,769	-	5,976
Minority interest	-	-	-	-	-	(142)	(142)
Income (loss) from continuing operations	21,799	10,880	8,520	9,565	11,135	(28,485)	33,414
Discontinued operations: Income from operating properties sold, net	701	221	614	-	-	-	1,536
Net income (loss)	$ 22,500	$ 11,101	$ 9,134	$ 9,565	$ 11,135	$(28,485)	$ 34,950
Percent of income from property operations	39%	16%	15%	17%	13%	-	100%

Real estate investments	$207,953	$108,890	$ 99,026	$130,766	$107,427	$ -	$654,062
Additions (dispositions) of real estate investments	$ 7,573	$ (7,753)	$ 3,120	$ 1,033	$ 5,757	$ -	$ 9,730
Total assets	$218,681	$105,193	$110,193	$116,440	$ 79,220	$ 1,078	$630,805

(1)

The interest income in the Northern California, Arizona, and Northwest segments represents interest earned from tenant notes receivable.

F25

Note 14 – Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts payable, and receivables approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $331,036,000 of fixed rate debt at December 31, 2003 is approximately $334,436,000 based on the terms of existing debt compared to those available in the marketplace. At December 31, 2002, the fixed rate debt of $190,778,000 had an approximate market value of $198,848,000. The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.

F26

Note 15 – Earnings per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2003	2002	2001
Basic:
Income from continuing operations	$ 27,665	$ 31,682	$ 33,414
Less: Preferred dividend – Series A	(685)	-	-
Income from continuing operations available to common shareholders	26,980	31,682	33,414
Income from discontinued operations	-	4,321	1,536
Net income available to common shareholders	$ 26,980	$ 36,003	$ 34,950
Weighted average number of shares – basic	16,010,659	16,240,722	16,747,498
Income per common share - basic: Income from continuing operations	$ 1.69	$ 1.95	$ 2.00
Income from discontinued operations	-	0.27	0.09
Net income available to common shareholders	$ 1.69	$ 2.22	$ 2.09
Diluted:
Income from continuing operations	$ 27,665	$ 31,682	$ 33,414
Less: Preferred dividend – Series A	(685)	-	-
Add: minority interest	-	-	142
Income from continuing operations available to common shareholders	26,980	31,682	33,556
Income from discontinued operations	-	4,321	1,536
Net income available to common shareholders	$ 26,980	$ 36,003	$ 35,092
Weighted average number of shares – basic	16,010,659	16,240,722	16,747,498
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	156,681	186,997	75,229
Weighted average shares issuable upon the conversion of Operating Partnership Units	-	2,764	77,423
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	169,029	173,586	145,343
Weighted average number of shares – diluted	16,336,369	16,604,069	17,045,493
Income per common share – diluted: Income from continuing operations	$ 1.65	$ 1.91	$ 1.97
Income from discontinued operations	-	0.26	0.09
Net income available to common shareholders	$ 1.65	$ 2.17	$ 2.06

Since their effect would have been antidilutive, 50,000, 167,000, and zero of our stock options have been excluded from diluted earnings per share for the years ended December 31, 2003, 2002, and 2001, respectively.

F27

Note 16 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 2003 and 2002 (in thousands, except per share amounts):

2003 Quarters Ended	3/31	6/30	9/30	12/31

Rental income	$26,953	$26,508	$26,396	$28,097

Income from property operations	14,789	13,956	13,316	13,196

Income from continuing operations	7,672	7,302	6,719	5,972

Income from discontinued operations	-	-	-	-

Net income	7,672	7,302	6,719	5,972

Earnings per share – basic	$ 0.48	$ 0.45	$ 0.42	$ 0.33

Earnings per share – diluted	$ 0.47	$ 0.44	$ 0.41	$ 0.33

2002 Quarters Ended	3/31	6/30	9/30	12/31

Rental income (1)	$23,805	$24,323	$25,655	$25,951

Income from property operations (1)	14,010	13,839	14,532	14,256

Income from continuing operations (1)	8,150	7,992	8,036	7,535

Income from discontinued operations (1)	225	2,065	2,000	-

Net income	8,375	10,057	10,036	7,535

Earnings per share – basic	$ 0.52	$ 0.62	$ 0.61	$ 0.47

Earnings per share – diluted	$ 0.50	$ 0.60	$ 0.60	$ 0.46

(1) Quarterly amounts reflect discontinued operations for properties sold in 2002 as reported in our quarterly reports filed in 2003.

Note 17 - Commitments and Contingencies

As of December 31, 2003, we had outstanding contractual construction commitments of approximately $127,000 relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $6,957,000 at December 31, 2003.

From time to time, we are subject to legal claims in the ordinary course of business. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results, or cash flows.

F28

BEDFORD PROPERTY INVESTORS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in thousands of dollars)

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial buildings: Northern California Building #3 at Contra Costa Diablo Industrial Park*	Concord	$ 495	$ 1,159	$ 128	$ 495	$ 1,287	$ 1,782	$ 367	1983	12/90
Building #8 at Contra Costa Diablo Industrial Park *	Concord	877	1,548	212	877	1,760	2,637	596	1981	12/90
Building #18 at Mason Industrial Park *	Concord	610	1,265	147	610	1,412	2,022	418	1984	12/90
Milpitas Town Center	Milpitas	1,400	4,421	149	1,400	4,570	5,970	987	1983	08/94
598 Gibraltar Drive *	Milpitas	535	2,522	2	535	2,524	3,059	1,161	1996	05/96
Auburn Court *	Fremont	1,391	2,473	711	1,415	3,160	4,575	647	1983	12/95
47650 Westinghouse Drive*	Fremont	267	893	66	271	955	1,226	169	1982	12/95
410 Allerton*	S. San Francisco	1,333	889	40	1,356	906	2,262	162	1970	12/95
400 Grandview *	S. San Francisco	3,246	3,517	2,099	3,300	5,562	8,862	909	1976	12/95
342 Allerton*	S. San Francisco	2,516	1,542	483	2,558	1,983	4,541	414	1969	12/95
301 East Grand *	S. San Francisco	2,036	959	268	2,070	1,193	3,263	215	1974	12/95
Fourier Avenue *	Fremont	2,120	7,018	58	2,120	7,076	9,196	1,183	1982	05/96
Lundy Avenue *	San Jose	2,055	2,184	613	2,055	2,797	4,852	462	1982	07/96
115 Mason Circle *	Concord	697	854	255	697	1,109	1,806	229	1971	09/96
47600 Westinghouse Drive*	Fremont	356	1,067	271	356	1,338	1,694	236	1982	09/96
860-870 Napa Valley Corporate Way*	Napa	933	3,515	825	933	4,340	5,273	854	1984	09/96
47633 Westinghouse Drive*	Fremont	1,051	3,239	399	1,051	3,638	4,689	557	1983	10/96
47513 Westinghouse Drive*	Fremont	1,624	-	4,093	1,625	4,092	5,717	1,481	1998	10/96
Bordeaux Centre*	Napa	1,151	-	6,730	1,151	6,730	7,881	2,005	1998	12/96
O’Toole Business Park*	San Jose	3,933	5,748	1,042	3,934	6,789	10,723	1,147	1984	12/96
6500 Kaiser Drive*	Fremont	1,556	6,411	29	1,556	6,440	7,996	1,001	1990	01/97
Bedford Fremont Business Center*	Fremont	3,598	9,004	347	3,598	9,351	12,949	1,537	1990	03/97
Spinnaker Court*	Fremont	2,548	5,989	454	2,548	6,443	8,991	1,031	1986	05/97
2277 Pine View Way*	Petaluma	1,861	7,074	3	1,862	7,076	8,938	1,035	1989	06/97

F29

		Initial Cost to Company (1)		Cost Capitalized		Gross Amount
			Buildings &	Subsequent to		Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition		Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial buildings (continued): Northern California (continued)
Mondavi Building*	Napa	1,315	5,214	-		1,315	5,214	6,529	724	1985	09/97
Parkpoint Business Center*	Santa Rosa	1,956	4,432	823		1,957	5,254	7,211	790	1981	02/98
2180 S. McDowell Blvd.*	Petaluma	769	2,989	142		770	3,130	3,900	464	1990	07/98
2190 S. McDowell Blvd.*	Petaluma	584	2,270	1		585	2,270	2,855	277	1996	07/98
South San Francisco Business Center*	S. San Francisco	9,459	10,415	264		9,459	10,679	20,138	426	1986	08/02
Philips Business Center*	San Jose	15,627	18,335	-		15,627	18,335	33,962	759	1983	09/02

Arizona
Westech Business Center *	Phoenix	3,531	4,422	1,023		3,531	5,445	8,976	1,301	1985	04/96
Westech II *	Phoenix	1,033	-	4,211		1,033	4,211	5,244	1,462	1998	07/96
2601 W. Broadway *	Tempe	1,127	2,348	119		1,127	2,467	3,594	349	1977	07/97
Building #2 at Phoenix Airport Center *	Phoenix	723	3,278	30		723	3,308	4,031	470	1990	07/97
Building #3 at Phoenix Airport Center *	Phoenix	682	3,163	206		682	3,369	4,051	469	1990	07/97
Building #4 at Phoenix Airport Center *	Phoenix	517	1,732	18		517	1,750	2,267	248	1990	07/97
Building #5 at Phoenix Airport Center *	Phoenix	1,507	3,860	150		1,507	4,010	5,517	576	1990	07/97
Butterfield Business Center *	Tucson	905	4,211	178		905	4,389	5,294	636	1986	11/97
Butterfield Tech Center II *	Tucson	100	-	1,815		100	1,815	1,915	570	1999	11/97
Greystone Business Park *	Tempe	1,216	-	4,589		1,217	4,588	5,805	1,205	1999	12/97
Rio Salado Corporate Center *	Tempe	1,704	2,850	4,881		1,704	7,731	9,435	841	1982-84	07/98
Phoenix Tech Center *	Phoenix	1,314	939	882		1,314	1,821	3,135	494	1985	08/98
4645 S. 35th Street*	Phoenix	1,561	1,602	80		1,561	1,682	3,243	167	1988-95	06/99
Diablo Business Center	Phoenix	991	6,242	1,033		1,067	7,199	8,266	613	1986	12/99
Cotton Center I *	Phoenix	2,742	11,157	(541)	+	2,628	10,730	13,358	629	2000	07/02
Cotton Center II *	Phoenix	2,609	8,928	(284)	+	2,545	8,708	11,253	663	2000	07/02
Roosevelt Commons	Tempe	1,606	5,549	1		1,606	5,550	7,156	56	1986	08/03
Superstition Springs Commerce Center*	Mesa	1,886	4,448	-		1,886	4,448	6,334	36	2001	11/03

F30

		Initial Cost to Company (1)		Cost Capitalized		Gross Amount
			Buildings &	Subsequent to		Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition		Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial Buildings (continued): Southern California
Dupont Industrial Center *	Ontario	3,588	6,162	375		3,588	6,537	10,125	1,558	1989	05/94
3002 Dow Business Center *	Tustin	4,209	7,291	1,592		4,305	8,787	13,092	2,223	1987-89	12/95
Carroll Tech I *	San Diego	511	1,372	202		511	1,574	2,085	343	1984	10/96
Signal Systems Buildings *	San Diego	2,228	7,264	-		2,228	7,264	9,492	1,130	1990	12/96
Carroll Tech II *	San Diego	1,022	2,129	834		1,022	2,963	3,985	520	1984	10/96
Canyon Vista Center *	San Diego	1,647	4,598	453		1,647	5,051	6,698	601	1986	04/99
6325 Lusk Blvd. *	San Diego	2,202	3,444	4		2,202	3,448	5,650	345	1991	07/99
Jurupa Business Center Phase I	Ontario	841	-	3,812		841	3,812	4,653	531	2001	12/00
Jurupa Business Center Phase II	Ontario	889	-	2,865		889	2,865	3,754	41	2003	12/00

Northwest
Highlands Campus Building B *	Bothell, WA	1,762	-	5,875		1,762	5,875	7,637	1994	1999	06/98
Highlands Campus Building C *	Bothell, WA	1,646	-	4,947		1,646	4,947	6,593	1,266	2000	06/98

Nevada
Russell Commerce Center	Las Vegas	3,479	6,500	(78)	+	3,452	6,449	9,901	143	2002	08/03
Northport Business Center	North Las Vegas	4,348	12,009	-		4,348	12,009	16,357	59	2001	12/03

Office buildings: Northern California
Village Green *	Lafayette	547	1,245	641		743	1,690	2,433	420	1983	07/94
Carneros Commons Phase I*	Napa	500	-	4,273		500	4,273	4,773	560	2000	12/96
Canyon Park *	San Ramon	1,916	3,072	3,535		1,917	6,606	8,523	1,042	1971-72	12/97
Crow Canyon Centre *	San Ramon	767	-	5,277		767	5,277	6,044	1,079	1999	12/97
3380 Cypress Drive *	Petaluma	1,684	3,704	1		1,685	3,704	5,389	453	1989	07/98
Carneros Commons Phase II*	Napa	461	-	3,941		461	3,941	4,402	545	2001	12/96

Arizona
Executive Center at Southbank *	Phoenix	4,943	7,134	357		4,943	7,491	12,434	1,190	1989	03/97
Building #1 at Phoenix Airport Center*	Phoenix	944	1,541	176		944	1,717	2,661	249	1990	07/97
Phoenix Airport Center Parking *	Phoenix	1,369	81	-		1,369	81	1,450	12	1990	07/97
Cabrillo Executive Center *	Phoenix	475	5,552	694		475	6,246	6,721	906	1983	02/98
Mountain Pointe Office Park *	Phoenix	834	-	4,954		834	4,954	5,788	712	1999	02/98
1355 S. Clearview Avenue*	Mesa	2,023	5,383	-		2,023	5,383	7,406	548	1998	06/99

F31

		Initial Cost to Company (1)		Cost Capitalized		Gross Amount
			Buildings &	Subsequent to		Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition		Land	Building	Total	Depreciation (2)	Constructed	Acquired
Office Buildings (continued)
Southern California
Laguna Hills Square *	Laguna	2,436	3,655	1,264		2,436	4,919	7,355	1,084	1983	03/96
Building #3 at Carroll Tech Center *	San Diego	716	1,400	203		716	1,603	2,319	242	1984	10/96
Scripps Wateridge *	San Diego	4,160	12,472	22		4,160	12,494	16,654	1,803	1990	06/97
Building #4 at Carroll Tech Center *	San Diego	2,028	3,192	263		2,028	3,455	5,483	346	1986	03/99
Towne Centre Plaza*	Foothill Ranch	6,117	27,927	(51)	+	6,108	27,885	33,993	223	2000	11/03

Northwest
Time Square*	Renton, WA	10,021	22,975	283		10,021	23,258	33,279	3,322	1986	07/97
Adobe Systems Bldg. 1 *	Seattle, WA	-	22,032	3,930		-	25,962	25,962	3,171	1998	03/98
Adobe Systems Bldg. 2 *	Seattle, WA	-	18,618	3,612		-	22,230	22,230	2,754	1998	03/98
Highlands Campus Building A *	Bothell, WA	1,989	-	7,841		1,989	7,841	9,830	2,321	1999	06/98
The Federal Way Building *	Federal Way, WA	2,178	6,915	29		2,179	6,943	9,122	715	1999	06/99
Federal Way II*	Federal Way, WA	2,465	14,105	252		2,480	14,342	16,822	1,386	1999	09/99

Colorado
Oracle Building*	Denver	1,838	13,094	839		1,839	13,932	15,771	1,863	1996	10/97
4601 DTC Building*	Denver	3,648	31,193	3,456		3,649	34,648	38,297	4,073	1981	05/98
WaterPark @ Briarwood Building 1*	Centennial	271	-	2,822		271	2,822	3,093	619	2000	04/99
Belleview Corporate Plaza II Office*	Denver	2,533	-	11,309		2,472	11,370	13,842	977	2001	10/98
WaterPark @ Briarwood Building 2	Centennial	716	-	7,778		716	7,778	8,494	580	2000	04/99
WaterPark @ Briarwood Building 3	Centennial	716	-	5,954		716	5,954	6,670	941	2001	04/99
WaterPark @ Briarwood Building 4	Centennial	285	-	3,129		285	3,129	3,414	612	2001	04/99
Bedford Center at Rampart*	Englewood	3,757	17,777	196		3,757	17,973	21,730	1,248	1998	11/00

Nevada
U.S. Bank Centre*	Reno	2,102	10,264	1,091		2,102	11,355	13,457	1,860	1989	05/97

Land held for development:
Scripps Land	San Diego, CA	622	-	88		710	-	710	-	N/A	06/97
Mondavi Land, Napa Lot 12G	Northern CA	1,137	-	205		1,342	-	1,342	-	N/A	03/98
West Tempe Lots 30 and 31	Tempe, AZ	543	-	94		637	-	637	-	N/A	07/98
210 Lafayette Circle	Northern CA	513	-	28		541	-	541	-	N/A	11/98
Belleview Corporate Plaza III, IV	Denver, CO	2,094	-	27		2,121	-	2,121	-	N/A	10/99
Belleview Corporate Plaza V	Denver, CO	1,561	-	267		1,828	-	1,828	-	N/A	10/98

F32

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (2)	Constructed	Acquired
Land held for development (continued)
Napa Lots 9B & 8D	Napa, CA	2,133	-	33	2,166	-	2,166	-	N/A	11/00
Jurupa Business Center Phase III	Ontario, CA	558	-	90	648	-	648	-	N/A	12/00
Jurupa Business Center Phase IV	Ontario, CA	928	-	191	1,119	-	1,119	-	N/A	12/00
Napa Lot 10C	Napa, CA	1,809	-	7	1,816	-	1,816	-	N/A	10/01
Southshore Corporate Park Land	Portland, OR	956	-	187	1,143	-	1,143	-	N/A	09/02

		$199,318	$465,775	$139,214	$200,836	$603,471	$804,307	$81,638
							(A)	(A)

(1) Includes adjustments for SFAS 141, “Business Combinations,” for 2002 and 2003 acquired properties.

(2) Depreciation for all properties is calculated using a depreciable life of 45 years.

* Property is encumbered, see footnotes 7 and 8 to the financial statements.

+ Decrease due to cash received from seller for rent subsidies.

See accompanying independent auditors’ report.

F33

NOTES TO SCHEDULE III

(in thousands of dollars)

(A)

An analysis of the activity in real estate investments for the years ended December 31, 2003, 2002, and 2001 is presented below in accordance with accounting principles generally accepted in the United States of America:

	Investment			Accumulated Depreciation
Depreciation	2003	2002	2001	2003	2002	2001

BALANCE AT BEGINNING OF YEAR	$725,188	$654,062	$644,332	$62,562	$48,984	$35,821
Add (deduct):
Acquisition of Cotton Center I	-	14,681	-	-	-	-
Acquisition of Cotton Center II	-	12,169	-	-	-	-
Acquisition of So. San Francisco Business Center	-	21,020	-	-	-	-
Acquisition of Philips Business Center	-	35,707	-	-	-	-
Acquisition of Southshore Corp. Park Land	-	956	-	-	-	-
Acquisition of Napa Lot 10C	-	-	1,809	-	-	-
Sale of Bryant Street Quad (B)	-	-	(3,752)	-	-	(269)
Sale of Bryant Street Annex (B)	-	-	(1,480)	-	-	(130)
Sale of Expressway Corporate Center (B)	-	-	(4,828)	-	-	(304)
Sale of Troika Building (C)	-	-	(4,017)	-	-	(262)
Sale of Vista I (D)	-	(2,845)	-	-	(250)	-
Sale of Vista II (D)	-	(2,398)	-	-	(210)	-
Sale of Oakridge Way (D)	-	(2,964)	-	-	(215)	-
Sale of Flanders Drive (D)	-	(3,419)	-	-	(200)	-
Sale of Cimarron Business Park (E)	-	(6,476)	-	-	(466)	-
Sale of Monterey Commerce Center #1 (F)	-	(6,241)	-	-	(673)	-
Sale of Monterey Commerce Center #2 (F)	-	(2,697)	-	-	(185)	-
Sale of Monterey Commerce Center #3 (F)	-	(2,522)	-	-	(237)	-
Acquisition of Roosevelt Commons	7,155	-	-	-	-	-
Acquisition of Russell Commerce Center	9,979	-	-	-	-	-
Acquisition of Towne Centre Plaza	34,044	-	-	-	-	-
Acquisition of Superstition Springs Commerce Center	6,334	-	-	-	-	-
Acquisition of Northport Business Center	16,357	-	-	-	-	-
Capitalized costs	5,250	16,155	21,998	-	-	-
Depreciation	-	-	-	19,076	16,014	14,128

BALANCE AT END OF YEAR	$804,307	$725,188	$654,062	$81,638	$62,562	$48,984

AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES	$586,493	$520,212	$479,505

(B)	The properties were sold in October 2001.
(C)	The property was sold in November 2001.
(D)	The properties were sold in April 2002.
(E)	The property was sold in May 2002.
(F)	The properties were sold in September 2002.

F34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BEDFORD PROPERTY INVESTORS, INC.

By:

/s/ Peter B. Bedford

Peter B. Bedford

Chairman of the Board and

Chief Executive Officer

Dated: March 12, 2004

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

/s/ Peter B. Bedford

 March 12, 2004

Peter B. Bedford, Chairman of the Board

Date

and Chief Executive Officer (principal executive officer)

/s/ Anthony Downs

March 12, 2004

Anthony Downs, Director

Date

/s/ Anthony M. Frank

March 12, 2004

Anthony M. Frank, Director

Date

/s/ Peter Linneman

March 12, 2004

Peter Linneman, Director

Date

/s/ Bowen H. McCoy

March 12, 2004

Bowen H. McCoy, Director

Date

/s/ Thomas H. Nolan, Jr.

March 12, 2004

Thomas H. Nolan, Jr., Director

Date

/s/ Martin I. Zankel

March 12, 2004

Martin I. Zankel, Director

Date

/s/ Hanh Kihara

March 12, 2004

Hanh Kihara, Senior Vice President

Date

and Chief Financial Officer (principal financial officer)

/s/ Krista K. Rowland

March 12, 2004

Krista K. Rowland, Vice President and

Date

Controller (principal accounting officer)

LIST OF EXHIBITS

Exhibit No.

Exhibit

3.1(d)

Articles of Amendment and Restatement of Bedford Property Investors, Inc., filed on May 27, 2003, is incorporated herein by reference to Exhibit 3.1(d) to our Form 10-Q for the quarter ending June 30, 2003.

3.1(e)

Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on August 4, 2003, is incorporated herein by reference to Exhibit 3.1(e) to our Form 10-Q for the quarter ending June 30, 2003.

3.2(b)

Second Amended and Restated Bylaws of Bedford Property Investors, Inc. are incorporated herein by reference to Exhibit 3.2(b) to our Form 10-Q for the quarter ending June 30, 2003.

4.4

Series A Cumulative Redeemable Preferred Stock Registration Rights Agreement, dated August 5, 2003, between Bedford Property Investors, Inc. and RBC Dain Rauscher Inc. is incorporated herein by reference to Exhibit 4.4 to our Form 10-Q for the quarter ending June 30, 2003.

10.13

Promissory Note, dated as of March 20, 1996, by and between Bedford Property Investors, Inc. and Prudential Insurance Company of America, is incorporated herein by reference to Exhibit 10.13 to our Amendment No. 1 to our Registration Statement on Form S-2 (File No. 333-00921) filed on March 29, 1996.

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

10.22

Promissory Note, dated as of May 28, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.22 to our Form 10-Q for the quarter ended June 30, 1999.

10.23

Promissory Note, dated as of May 28, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.23 to our Form 10-Q for the quarter ended June 30, 1999.

10.24

Promissory Note, dated as of May 28, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 1999.

10.28

Promissory Note, dated as of November 22, 1999, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.28 to our Form 10-K for the year ended December 31, 1999.

10.29

Loan Agreement, dated as of July 27, 2000, by and between Bedford Property Investors, Inc. and Security Life of Denver Insurance Company, is incorporated herein by reference to Exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2000.

10.30

Loan Agreement, dated as of July 27, 2000, by and between Bedford Property Investors, Inc. and Security Life of Denver Insurance Company, is incorporated herein by reference to Exhibit 10.30 to our Form 10-Q for the quarter ended June 30, 2000.

10.31

Amended and Restated Promissory Note, dated as of May 24, 1996, by and between Bedford Property Investors, Inc. and Prudential Insurance Company of America, is incorporated herein by reference to Exhibit 10.13 to our Form 10-Q for the quarter ended June 30, 1996.

10.32

Loan Agreement, dated as of January 30, 1998, by and between Bedford Property Investors, Inc. and Prudential Insurance Company of America, is incorporated herein by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 1997.

10.35

Fifth Amended and Restated Credit Agreement, dated May 18, 2001, by and among Bedford Property Investors, Inc., Bank of America, National Association as Administrative Agent for the banks party thereto, Union Bank of California, N.A. as Co-Agent, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager and the other banks party thereto, is incorporated herein by reference to Exhibit 10.35 to our Form 10-Q for the quarter ended June 30, 2001.

10.36

Promissory Note, dated as of July 23, 2001, by and between Bedford Property Investors, Inc. and Washington Mutual Bank, is incorporated herein by reference to Exhibit 10.36 to our Form 10-Q for the quarter ended June 30, 2001.

10.40

Amended and Restated Promissory Note, dated as of November 19, 2001, by and between Bedford Property Investors, Inc. and Union Bank of California, N.A., is incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended December 31, 2001.

10.41

Purchase Agreement and Escrow Instructions, Financial Agreement, and Holdback Escrow Agreement, each dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and Dared 80, LLC, are incorporated herein by reference to Exhibit 10.41 to our Form 8-K filed on September 24, 2002.

10.42

Real Estate Sale Agreement dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and EOP-Industrial Portfolio, LLC, is incorporated herein by reference to Exhibit 10.42 to our Form 8-K filed on September 24, 2002.

10.43

First Amendment, dated as of August 6, 2002, to the Real Estate Sale Agreement, dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and EOP-Industrial Portfolio, LLC, is incorporated herein by reference to Exhibit 10.43 to our Form 8-K filed on September 24, 2002.

10.44

Second Amendment, dated as of August 14, 2002, to the Real Estate Sale Agreement, dated as of July 17, 2002, by and between Bedford Property Investors, Inc. and EOP-Industrial Portfolio, LLC, is incorporated herein by reference to Exhibit 10.44 to our Form 8-K filed on September 24, 2002.

10.45

Purchase Agreement and Escrow Instructions, dated as of July 26, 2002, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.45 to our Form 8-K filed on September 24, 2002.

10.47

Note, dated as of October 7, 2002, by and between Bedford Property Investors, Inc. and Nationwide Life Insurance Company, is incorporated herein by reference to Exhibit 10.47 to our Form 10-Q for the quarter ended September 30, 2002.

10.48

Promissory Note, dated as of March 28, 2003, by and between Bedford Property Investors, Inc. and Teachers Insurance and Annuity Association of America, is incorporated herein by reference to Exhibit 10.48 to our Form 10-Q for the quarter ending March 31, 2003.

10.49

Form of Retention Agreement is incorporated herein by reference to Exhibit 10.49 to our Form 10-Q for the quarter ending June 30, 2003.

10.50

Interest Rate Protection Agreement, dated as of July 3, 2003, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.50 to our Form 10-Q for the quarter ending June 30, 2003.

10.51

Master Agreement, dated as of March 15, 2002, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.51 to our Form 10-Q for the quarter ending June 30, 2003.

10.52

Second Amendment to Employment Agreement, dated as of July 15, 2003, by and between Peter B. Bedford and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 10.52 to our Form 10-Q for the quarter ending June 30, 2003.

10.53

2003 Employee Stock Plan of Bedford Property Investors, Inc., dated May 13, 2003, as amended on August 6, 2003, is incorporated herein by reference to Exhibit 10.53 to our Form 10-Q for the quarter ending June 30, 2003.

10.54

Promissory Note, dated as of October 30, 2003, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.54 to our Form 10-Q for the quarter ending September 30, 2003.

10.55

Promissory Note, dated as of November 3, 2003, by and between Bedford Property Investors, Inc. and Bank of America, N.A., is incorporated herein by reference to Exhibit 10.55 to our Form 10-Q for the quarter ending September 30, 2003.

10.56

Fixed Rate Note, dated as of November 3, 2003, by and between Bedford Property Investors, Inc. and J.P. Morgan Chase Bank, is incorporated herein by reference to Exhibit 10.56 to our Form 10-Q for the quarter ending September 30, 2003.

10.57

Purchase and Sale Agreement, dated as of June 16, 2003, by and between Bedford Property Investors, Inc. and Roosevelt Commons Limited Partnership, is incorporated herein by reference to Exhibit 10.57 to our Form 8-K filed on December 12, 2003.

10.58

Amendment, dated as of July 16, 2003, to the Purchase and Sale Agreement, dated as of June 16, 2003, by and between Bedford Property Investors, Inc. and Roosevelt Commons Limited Partnership, is incorporated herein by reference to Exhibit 10.58 to our Form 8-K filed on December 12, 2003.

10.59

Second Amendment, dated as of July 31, 2003, to the Purchase and Sale Agreement, dated as of June 16, 2003, by and between Bedford Property Investors, Inc. and Roosevelt Commons Limited Partnership, is incorporated herein by reference to Exhibit 10.59 to our Form 8-K filed on December 12, 2003.

10.60

Purchase Agreement and Escrow Instructions, dated as of June 9, 2003, by and between Bedford Property Investors, Inc. and Arville & Russell, LLC, is incorporated herein by reference to Exhibit 10.60 to our Form 8-K filed on December 12, 2003.

10.61

Amendment, dated as of August 18, 2003, to the Escrow Instructions, dated as of June 9, 2003, by and between Bedford Property Investors, Inc. and Arville & Russell, LLC, is incorporated herein by reference to Exhibit 10.61 to our Form 8-K filed on December 12, 2003.

10.62

Purchase Agreement and Escrow Instructions, dated as of October 2, 2003, by and between Bedford Property Investors, Inc. and Foothill-Operon I, LLC, is incorporated herein by reference to Exhibit 10.62 to our Form 8-K filed on December 12, 2003.

10.63

Purchase Agreement and Escrow Instructions, dated as of August 29, 2003, by and between Bedford Property Investors, Inc. and CWA Acquisition, LLC, is incorporated herein by reference to Exhibit 10.63 to our Form 8-K filed on December 12, 2003.

10.64

Purchase Agreement and Escrow Instructions, dated as of November 4, 2003, by and between Bedford Property Investors, Inc. and Jackson-Shaw/Northport Limited Partnership, is incorporated herein by reference to Exhibit 10.64 to our Form 8-K filed on December 12, 2003.

10.65*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Laguna Hills Square SPE, Inc. and John Hancock Life Insurance Company.

10.66*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Petaluma SPE, Inc. and John Hancock Life Insurance Company.

10.67*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Philips Business Center SPE, Inc. and John Hancock Life Insurance Company.

10.68*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Phoenix Tech Center SPE, Inc. and John Hancock Life Insurance Company.

10.69*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Rio Salado SPE, Inc. and John Hancock Life Insurance Company.

10.70*

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Village Green SPE, Inc. and John Hancock Life Insurance Company.

12*

Statement regarding Computation of Ratio of Earnings to Fixed Charges.

16.1

Letter from KPMG LLP to the Securities and Exchange Commission re Change in Certifying Accountant is incorporated herein by reference to Exhibit 16.1 to our Form 8-K filed on March 20, 2003.

21*

List of Subsidiaries.

23.1*

Consent of KPMG LLP.

23.2*

Consent of PricewaterhouseCoopers LLP.

24*

Power of Attorney (see signature page).

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