Form 10-Q
period 2004-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2004-05-07
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

           Class

Outstanding as of May 6, 2004

Common Stock, $0.02 par value

16,363, 666

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

Statement

1

Consolidated Balance Sheets as of March 31, 2004

and December 31, 2003 (Unaudited)

2

Consolidated Statements of Income for the three months ended

March 31, 2004 and 2003 (Unaudited)

3

Consolidated Statement of Stockholders' Equity for the

three months ended March 31, 2004 (Unaudited)

4

Consolidated Statements of Cash Flows for the three months ended

March 31, 2004 and 2003 (Unaudited)

5

Notes to Consolidated Financial Statements

6-15

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

16-37

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

38

Item 4.  Controls and Procedures

38

PART II.  OTHER INFORMATION

Items 1 - 6

39-41

SIGNATURES

41

EXHIBIT INDEX

42

BEDFORD PROPERTY INVESTORS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENT

We have prepared the following unaudited interim financial statements in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations. These financial statements should be read in conjunction with the notes to consolidated financial statements appearing in the annual report to stockholders for the year ended December 31, 2003.

When used in this Form 10-Q, the words "believe," "expect," "intend," "anticipate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected or implied by the forward-looking statements. The risks and uncertainties that could cause our actual results to differ from management’s estimates and expectations are contained in our filings with the Securities and Exchange Commission, including our 2003 Annual Report on Form 10-K, and as set forth in the section below entitled “Potential Factors Affecting Future Operating Results.” Readers are cautioned not to place undue reliance on these forward-looking statements since they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
Assets: Real estate investments:
Industrial buildings	$416,370	$414,392
Office buildings	342,956	375,844
Properties under development	32,052	-
Land held for development	12,335	14,071
	803,713	804,307
Less accumulated depreciation	83,621	81,638
Total real estate investments	720,092	722,669
Cash and cash equivalents	8,975	7,598
Other assets	42,803	43,352
Total assets	$771,870	$773,619
Liabilities and Stockholders' Equity:
Bank loans payable	$ 72,175	$ 68,978
Mortgage loans payable	366,814	368,542
Accounts payable and accrued expenses	8,457	8,874
Dividends payable	8,417	8,319
Other liabilities	14,762	15,007
Total liabilities	470,625	469,720
Commitments and contingencies (Note 8)
Stockholders' equity: Preferred stock, $0.01 par value; authorized 9,195,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at March 31, 2004 and December 31, 2003; stated liquidation preference of $40,250	38,947	38,947
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,503,871 shares at March 31, 2004 and 16,311,955 shares at December 31, 2003	330	326
Additional paid-in capital	294,540	289,734
Deferred stock compensation	(9,131)	(5,476)
Accumulated dividends in excess of net income	(23,402)	(19,721)
Accumulated other comprehensive (loss) income	(39)	89
Total stockholders' equity	301,245	303,899
Total liabilities and stockholders' equity	$771,870	$773,619

See accompanying notes to consolidated  financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(in thousands, except share and per share amounts)

	2004	2003
Property operations: Rental income	$28,048	$26,953
Rental expenses: Operating expenses	4,942	4,576
Real estate taxes	2,974	2,678
Depreciation and amortization	6,908	4,910
Income from property operations	13,224	14,789
General and administrative expenses	(1,506)	(1,684)
Interest income	19	39
Interest expense	(6,121)	(5,472)
Net income	5,616	7,672
Preferred dividends – Series A	(880)	-
Net income available to common stockholders	$ 4,736	$ 7,672
Income per common share – basic	$ 0.30	$ 0.48
Weighted average number of shares - basic	15,958,868	16,078,897
Income per common share – diluted	$ 0.29	$ 0.47
Weighted average number of shares – diluted	16,273,156	16,370,146
Dividends declared per common share	$ 0.51	$ 0.50

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

(in thousands, except per share amounts)

	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance, December 31, 2003	$38,947	$326	$289,734	$(5,476)	$(19,721)	$ 89	$303,899
Issuance of common stock	-	2	1,562	-	-	-	1,564
Repurchase and retirement of common stock	-	(1)	(1,124)	-	-	-	(1,125)
Stock option expense	-	-	30	-	-	-	30
Issuance of restricted stock	-	3	4,363	(4,366)	-	-	-
Forfeiture of restricted stock	-	-	(25)	25	-	-	-
Amortization of restricted stock	-	-	-	686	-	-	686
Dividends to common stockholders ($0.51 per share)	-	-	-	-	(8,417)	-	(8,417)
Dividends to preferred stockholders ($1.09375 per share)	-	-	-	-	(880)	-	(880)
Subtotal	38,947	330	294,540	(9,131)	(29,018)	89	295,757
Net income	-	-	-	-	5,616	-	5,616
Other comprehensive loss	-	-	-	-	-	(128)	(128)
Comprehensive income (loss)	-	-	-	-	5,616	(128)	5,488
Balance, March 31, 2004	$38,947	$330	$294,540	$(9,131)	$(23,402)	$(39)	$301,245

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(in thousands)

	2004	2003
Operating Activities: Net income	$ 5,616	$ 7,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	7,401	5,413
Amortization of deferred compensation	686	582
Stock compensation expense	30	54
Uncollectible accounts expense	88	(23)
Change in other assets	(936)	216
Change in accounts payable and accrued expenses	(419)	(3,705)
Change in other liabilities	(284)	(556)
Net cash provided by operating activities	12,182	9,653
Investing Activities: Investments in real estate	(2,133)	(772)
Net cash used by investing activities	(2,133)	(772)
Financing Activities: Proceeds from bank loans payable, net of loan costs	7,841	26,834
Repayments of bank loans payable	(6,000)	(53,208)
(Payment) refund of loan costs	(25)	485
Proceeds from mortgage loans payable, net of loan costs	-	48,387
Repayments of mortgage loans payable	(1,728)	(19,539)
Issuance of common stock	1,564	1,752
Repurchase and retirement of common stock	(1,125)	(2,272)
Payment of dividends and distributions	(9,199)	(8,222)
Net cash used by financing activities	(8,672)	(5,783)
Net increase in cash and cash equivalents	1,377	3,098
Cash and cash equivalents at beginning of period	7,598	3,727
Cash and cash equivalents at end of period	$ 8,975	$ 6,825
Supplemental disclosure of cash flow information: Cash paid for interest, net of amounts capitalized of $139 in 2004 and $37 in 2003	$ 5,686	$ 5,148
Cash paid during the year for income taxes	$ 12	$ 300

See accompanying notes to consolidated financial statements

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2004

Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (REIT) incorporated in 1993 as a Maryland corporation. We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties concentrated in the western United States. Our common stock, par value $0.02 per share, trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements in accordance with the requirements of Form 10-Q as set forth by the United States Securities and Exchange Commission. Therefore, they do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations. These unaudited financial statements should be read in conjunction with the notes to the 2003 audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2003.

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with GAAP. Our consolidated financial statements include the financial information of Bedford Property Investors, Inc., six wholly-owned corporations, and three wholly-owned limited liability companies. All significant inter-entity balances have been eliminated in consolidation.

Stock-Based Compensation

In prior years, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25 and all related interpretations. As of January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The impact of adopting SFAS 148 in accordance with the modified prospective basis was an increase in compensation expense of $30,000 and $54,000 in the three months ended March 31, 2004 and 2003, respectively.

Per Share Data

Per share data are based on the weighted average number of shares of our common stock outstanding during the year. We include stock options issued under our stock option plans and non-vested restricted stock in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” FIN 46-R requires that any entity meeting certain rules relating to a company’s equity investment at risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim or annual reporting period beginning after December 15, 2003, for variable interest entities in which a company holds a variable interest that was acquired before February 1, 2003. We have adopted FIN 46-R in the time frames as required by the statement. There is no significant effect on our financial position, results of operations, or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate. At March 31, 2004, we did not own any equity investments created or acquired after January 31, 2003, that qualified as variable interest entities.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

Note 2 – Real Estate Investments

As of March 31, 2004, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	61	$416,370	52%
Office buildings	30	342,956	43%
Properties under development	3	32,052	4%
Land held for development	9	12,335	1%
Total	103	$803,713	100%

The following table sets forth our real estate investments at March 31, 2004 and December 31, 2003 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 68,084	$138,863	$ -	$23,265	$183,682
Arizona	25,643	83,463	-	11,659	97,447
Southern California	17,235	42,377	-	7,652	51,960
Northwest	3,408	10,825	-	3,502	10,731
Nevada	7,787	18,685	-	490	25,982
Total industrial buildings	122,157	294,213	-	46,568	369,802
Office buildings Northern California	6,073	25,500	-	4,403	27,170
Arizona	10,588	25,875	-	3,793	32,670
Southern California	15,414	50,731	-	4,174	61,971
Northwest	6,648	77,319	-	10,892	73,075
Colorado	13,706	97,639	-	11,828	99,517
Nevada	2,102	11,361	-	1,963	11,500
Total office buildings	54,531	288,425	-	37,053	305,903
Properties under development Southern California	-	-	1,854	-	1,854
Northwest	-	-	30,198	-	30,198
Total properties under development	-	-	32,052	-	32,052
Land held for development Northern California	5,893	-	-	-	5,893
Arizona	637	-	-	-	637
Southern California	710	-	-	-	710
Northwest	1,146	-	-	-	1,146
Colorado	3,949	-	-	-	3,949
Total land held for development	12,335	-	-	-	12,335
Total as of March 31, 2004	$189,023	$582,638	$32,052	$83,621	$720,092
Total as of December 31, 2003	$200,836	$603,471	$ -	$81,638	$722,669

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

Note 3. Debt

Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of March 31, 2004, the facility had a total outstanding balance of $72,175,000 and an effective interest rate of 3.62%, and was collateralized by our interests in 21 properties. These properties collectively accounted for approximately 23% of our annualized base rent for 2004 and approximately 23% of our total real estate assets at March 31, 2004.

Including both the current $150 million revolving credit facility and the $40 million unsecured bridge facility that existed at March 30, 2003, the daily weighted average outstanding balances were $71,683,000 and $131,882,000 for the three months ended March 31, 2004 and 2003, respectively. The weighted average annual interest rates under the credit facilities in each of these periods were 2.79% and 3.55%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (FFO). We were in compliance with the various covenants and requirements of our credit facilities during the three months ended March 31, 2004 and during the year ended December 31, 2003.

Mortgage Loans Payable

Mortgage loans payable at March 31, 2004 consist of the following (in thousands):

				Collateral as of March 31, 2004
Lender	Maturity Date	Interest Rate at March 31, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Assets
Union Bank	November 19, 2004	3.01%(1)	$ 20,531	9	3.75%	3.72%
TIAA-CREF	June 1, 2005	7.17%	25,126	5	5.42%	4.22%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	21,313	6	3.46%	3.80%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,305	2	0.84%	0.85%
Nationwide Life Insurance	November 1, 2005	4.61%	21,938	4	4.35%	4.53%
Prudential Insurance	July 31, 2006	8.90%	7,641	1	2.46%	1.68%
Prudential Insurance	July 31, 2006	6.91%	18,534	4	6.33%	4.85%
TIAA-CREF	December 1, 2006	7.95%	20,731	5	3.70%	4.20%
TIAA-CREF	June 1, 2007	7.17%	34,175	4	6.61%	5.57%
John Hancock	December 1, 2008	4.60%	11,800	5	2.67%	3.08%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,642	1	0.74%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,459	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,917	8	8.71%	9.21%
John Hancock	December 1, 2010	4.95%	27,900	3	6.66%	5.44%
Washington Mutual	August 1, 2011	3.84%(3)	16,664	1	-	3.76%
TIAA-CREF	April 1, 2013	5.60%	47,913	5	8.10%	6.54%
Bank of America	November 1, 2013	5.45%	9,900	1	1.97%	2.09%
Bank of America	December 1, 2013	5.55%	11,400	4	2.32%	2.70%
JP Morgan	December 1, 2013	5.74%	24,925	1	5.50%	4.27%
	Total		$366,814	69	73.59%	71.30%

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

We were in compliance with the covenants and requirements of our various mortgages during the three months ended March 31, 2004 and during the year ended December 31, 2003.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending March 31 (in thousands):

2005	$ 27,106
2006	74,690
2007	48,697
2008	35,399
2009	15,643
Thereafter	165,279
Total	$366,814

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

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2004 through March 31, 2004 (in thousands):

	Common Stock	Preferred Stock

Balance, December 31, 2003	16,311,955	805,000
Issuance of common stock	79,935	-
Repurchase and retirement of common Stock (1)	(38,885)	-
Issuance of restricted stock	151,899	-
Forfeiture of restricted stock	(1,033)	-
Balance, March 31, 2004	16,503,871	805,000

(1)

Repurchases of common stock only include shares acquired from employees in consideration for satisfying payroll tax obligations and  in connection with stock option exercises.

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

	For the three months ended March 31, 2004 (in thousands, except percentages)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 9,395	$ 5,043	$ 5,701	$ 4,413	$ 3,496	$ -	$ 28,048
Operating expenses and real estate taxes	2,176	1,502	1,246	1,569	1,423	-	7,916
Depreciation and amortization	1,924	1,289	1,679	921	1,095	-	6,908
Income from property operations	5,295	2,252	2,776	1,923	978	-	13,224
General and administrative expenses	-	-	-	-	-	(1,506)	(1,506)
Interest income (1)	6	-	-	3	-	10	19
Interest expense	-	-	-	-	-	(6,121)	(6,121)
Net income (loss)	$ 5,301	$ 2,252	$ 2,776	$ 1,926	$ 978	$(7,617)	$ 5,616
Percent of income from property operations	40%	17%	21%	15%	7%	-	100%
Real estate investments	$257,875	$146,207	$154,793	$129,544	$115,294	$ -	$803,713
Additions of real estate investments (2)	$ 1,491	$ 238	$ 719	$ (3,075)	$ 33	$ -	$ (594)
Total assets	$274,580	$133,257	$157,063	$117,260	$ 87,022	$ 2,688	$771,870

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

(2)

The negative amount in the Northwest segment is due to the transfer of an operating property to development at net book value.

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

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 6.  Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Basic:
Net income	$ 5,616	$ 7,672
Less: preferred dividends – Series A	(880)	-
Net income available to common stockholders	$ 4,736	$ 7,672
Weighted average number of shares - basic	15,958,868	16,078,897
Income per common share – basic	$ 0.30	$ 0.48
Diluted:
Net income	$ 5,616	$ 7,672
Less: preferred dividends – Series A	(880)	-
Net income available to common stockholders	$ 4,736	$ 7,672
Weighted average number of shares – basic	15,958,868	16,078,897
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	147,685	158,277
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	166,603	132,972
Weighted average number of shares – diluted	16,273,156	16,370,146
Income per common share – diluted	$ 0.29	$ 0.47

Since their effect would have been antidilutive, 187 and 167,000 of our stock options and restricted stock awards have been excluded from the weighted average number of shares - diluted for the three months ended March 31, 2004 and 2003, respectively.

Note 7. Related Party Transactions

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the three months ended March 31, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $26,000, respectively.

Note 8. Commitments and Contingencies

As of March 31, 2004, we had outstanding contractual construction commitments of approximately $2 million relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $6,657,000 as of March 31, 2004.

From time to time, we are subject to legal claims in the ordinary course of business. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 9. Subsequent Events

On April 1, 2004, we declared dividends on our Series A preferred stock of approximately $880,000 for the period from January 15, 2004 through April 14, 2004. On April 15, 2004, these dividends were paid to the holders of our Series A preferred stock.

On April 6, 2004, we completed a public offering of 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock at $25 per share. Dividends on the Series B preferred stock are cumulative from the date of original issuance and are payable quarterly in arrears, beginning on July 15, 2004. We may not redeem the Series B preferred stock before April 6, 2009, except under limited circumstances to preserve our status as a real estate investment trust. Beginning on April 6, 2009, we may redeem the Series B preferred stock, in whole or in part, for cash at $25 per share plus accrued and unpaid dividends, if any, to and including the redemption date. The Series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed.

On April 5, 2004, we purchased a 111,200 square-foot office building in Scottsdale, Arizona for $17,310,000. The acquisition was funded by the proceeds from the Series B preferred stock offering.

On April 8, 2004, we purchased a two-building 126,809 square-foot office/R&D complex in Hillsboro, Oregon for $19,390,000. The acquisition was funded by the proceeds from the Series B preferred stock offering.

On April 15, 2004, we purchased a 2.27 acre lot in Las Vegas, Nevada for $700,000. The acquisition was funded by the proceeds from the Series B preferred stock offering.

On April 21, 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona for $9,145,000. The acquisition was funded by the proceeds from the Series B preferred stock offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bedford Property Investors, Inc. is a self-administered and self-managed equity real estate investment trust (REIT). We own, manage, acquire and develop industrial and suburban office properties proximate to metropolitan areas in the western United States. As of March 31, 2004, we owned 91 operating properties totaling approximately 7.5 million rentable square feet and 9 parcels of land totaling approximately 46 acres. In addition, we owned one office building that is currently being redeveloped and two parcels of land currently under development. Of the 91 operating properties, 61 are industrial buildings and 30 are suburban offices. Our properties are located in Northern California, Southern California, Arizona, Washington, Colorado, and Nevada.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes to financial statements included in this report, as well as our annual report on Form 10-K for the year ended December 31, 2003. When used in the following discussion, the words “believe,” “expect,” “intend,” “plan,” “anticipate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed, expected or implied by the forward-looking statements. These risks and uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, and are set forth in the section below entitled "Potential Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

OVERVIEW

Significant Events During the Quarter

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement.

Market Conditions

The Northwest Region

We believe that the Puget Sound area is still experiencing the effects of significant job loss resulting from the technology and telecommunication slowdown. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both direct and sub-lease, and weaker deal terms. At March 31, 2004, our Northwest operating portfolio was 92% occupied with 55,000 square feet vacant in three properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our 334,000 square-foot five-building complex upon expiration of its lease. We have transferred this property to our development portfolio and have commenced a program to re-position the asset with plans to introduce it to the market as a campus-style office park in mid-2004.

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

Another Bay Area sub-market that has demonstrated weakness during the last two years is the South San Francisco industrial market. In this sub-market, we have faced rental rate declines in renewals and an increase in the vacancy rate of our five-building portfolio from 1% at the end of 2002 to 24% at the end of 2003. In the first quarter of 2004, this market showed some improvement, and we were able to reduce our vacancy rate to 12%. However, weak demand and a surplus of space continue to create a depressed market. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley and the South San Francisco industrial market. In Sonoma County, Napa County, and Contra Costa County, while demand has slowed during the past two years, vacancy rates have not climbed to the extent they have in the Silicon Valley.

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets. These sub-markets are Orange County, San Diego, and the Inland Empire. We have two properties in Orange County and maintained them at, or close to, 100% leased during 2003 and in the first quarter of 2004. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 96% leased on March 31, 2004. Additionally, we have two new development properties, the Jurupa Business Center Phase I, which was 100% leased as of March 31, 2004, and Jurupa Business Center Phase II, which was 76% leased as of March 31, 2004. Finally, in San Diego, we were 100% occupied during the year 2003. In one of our San Diego properties, we had an early termination on January 31, 2004 in a 50,000 square-foot single-tenant building. As of March 31, 2004, this building was vacant; however, we have subsequently re-leased the building with the lease commencing on May 1, 2004.

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

Future Trends and Events

Acquisitions

In April 2004, we purchased three properties and a 2.27 acre parcel of land totaling approximately $46.5 million. We plan to continue to seek out potential acquisition properties that meet our required capitalization rate and have stabilized rents. While capitalization rates continue to remain low as the result of the large amount of capital available in the market place and the low cost of debt, we have been successful at identifying several properties that we believe will enhance our portfolio. We plan to purchase an additional $150 million of properties during the remainder of 2004; however, such purchases will be dependent upon the availability of properties that meet our requirements.

Dispositions

We currently do not have plans to dispose of any properties. However, with the low capitalization rate market, we plan to continually evaluate potential sales as an exit and support strategy to our property acquisition and share repurchase programs.

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California. As of March 31, 2004, the 41,726 square-foot phase I was 100% leased, and the 41,390 square-foot phase II, which was shell complete in December 2002, was 76% leased. In March 2004, we commenced development on the final two phases, phases III and IV. Both phases will be constructed concurrently over an expected 7-month period, taking advantage of the project momentum generated with the recent leasing activities of phases I and II. We estimate the total cost of construction of these two phases, including the purchase price of the land, to be approximately $6.1 million.

In March 2004, we also began our redevelopment of the recently vacated 334,000 square-foot five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction will be completed in phases, with the completion and leasing of some of the buildings occurring prior to the end of the 48-month period. We expect to incur costs of approximately $21.5 million to renovate and re-tenant the project.

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

The combination of these two situations will require that we manage our capital resources carefully. We intend to closely monitor these situations and continually assess our actual expenditures against our planned expenditures. We believe that we will have sufficient funds to meet the needs of these situations. We plan to spend approximately $14.5 million in capital expenditures during 2004, of which approximately $2.5 million has been spent during the first quarter.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,071,137 shares of our common stock at an average cost of $18.79 per share, which represents 36% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock. We did not repurchase any shares of our common stock on the open market during the quarter ended March 31, 2004.

Occupancy and Rental Rates

As of March 31, 2004, our portfolio was 92% occupied, a decrease of one percentage point over the prior quarter. Occupancy has been our highest priority during the recent economic downturn. In order to retain tenants in the current market, we sometimes find it necessary to negotiate lower rental rates in exchange for extended terms, which we refer to as “blend and extend” leases. While this has a negative impact on our income from operations, we believe the impact of losing good credit tenants would surpass the incremental loss due to reduced rental rates. During the first quarter of 2004, we renewed or re-leased 94% of the expiring square footage and experienced a 20% decline in weighted average rental rates on these leases. We intend to continue this strategy of maximizing our occupancy until market conditions improve.

Leasing

During the three months ended March 31, 2004, we successfully renewed or re-leased 30 leases, or 94% of our expiring square footage.

Over the next three years, we will be facing significant lease rollovers. During the remainder of 2004, 2005, and 2006, leases representing 11%, 23%, and 17% of annualized base rent, respectively, will expire. The expirations as a percentage of annualized base rent by region are as follows:

	2004	2005	2006
Northern California	5%	9%	6%
Arizona	2%	3%	3%
Southern California	1%	3%	5%
Northwest	1%	2%	1%
Colorado	1%	5%	1%
Nevada	1%	1%	1%
Total	11%	23%	17%

In order to be successful in sustaining our occupancy, we have developed a plan to focus our attention on a group of 90 tenants. At the time we implemented the plan in the second quarter 2003, these “mighty ninety” tenants represented approximately 20% of our tenant population and over 50% of our annualized base rent, with leases expiring through the end of 2006.  For each of these tenants, we are taking a proactive approach by creating specific strategies for renewal, which may include blend and extend offers, early renewals, and other appropriate measures. As of March 31, 2004, we had renewed or re-leased 26 of these leases, nine of which were "blend and extend" leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, revenue recognition, allowance for doubtful accounts, stock compensation expense, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, and those estimates could be different under different assumptions or conditions.

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

Variances in revenues, expenses, net income and cash flows for the three months ended March 31, 2004 when compared with the same period in 2003 were due primarily to the acquisition, development and redevelopment of operating properties as follows:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2003	30	2,592,000	56	4,565,000	86	7,157,000
Activity from January 1, 2003 through March 31, 2003:
Development+	-	-	1	41,000	1	41,000
Total at March 31, 2003	30	2,592,000	57	4,606,000	87	7,198,000

Activity from April 1, 2003 through March 31, 2004:
Acquisitions	1	205,000	4	454,000	5	659,000
Redevelopment++	(1)	(334,000)	-	-	(1)	(334,000)
Total at March 31, 2004	30	2,463,000	61	5,060,000	91	7,523,000

+

The property is included as development based on the date of shell completion.

++

The property was transferred from operating to development on March 1, 2004 as a redevelopment project.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Income from Property Operations

Income from property operations (defined as rental income less rental expenses) decreased $1,565,000 or 11% in 2004 compared with 2003. This decrease is attributable to an increase in rental income of $1,095,000, offset by an increase in rental expenses (which include operating expenses, real estate taxes, and depreciation and amortization) of $2,660,000.

The following table presents the change in income from property operations for the three months ended March 31, 2004 compared with the same period in 2003, detailing amounts contributed from properties acquired, the property transferred to redevelopment, the property developed, and properties that remained stable during the period from January 1, 2003 to March 31, 2004:

	Acquisitions	Redevelopment+	Development++	Stabilized	Total

Rental income	$2,665,000	$(202,000)	$116,000	$(1,484,000)	$ 1,095,000
Rental expenses: Operating expenses	(441,000)	(4,000)	(12,000)	91,000	(366,000)
Real estate taxes	(171,000)	(63,000)	(10,000)	(52,000)	(296,000)
Depreciation and amortization	(1,245,000)	43,000	(52,000)	(744,000)	(1,998,000)
Total rental expenses	(1,857,000)	(24,000)	(74,000)	(705,000)	(2,660,000)
Income from property operations	$808,000	$(226,000)	$ 42,000	$(2,189,000)	$(1,565,000)

+

Includes one property transferred from operating to development on March 1, 2004.

++

Includes one property with a shell completion date of January 1, 2003.

Rental Income

The net increase in rental income of $1,095,000 is primarily attributable to property acquisitions, partially offset by a decrease in rental income on stabilized properties. The decrease in rental income of $1,484,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy.

Rental Expenses

The net increase in rental expenses of $2,660,000 is primarily attributable to property acquisitions and stabilized properties. The increase in operating expenses on stabilized properties of $705,000 is generally attributable to higher depreciation and amortization. This is due to a greater level of capital improvement spending required to obtain tenants.

General and Administrative Expenses

General and administrative expenses decreased $178,000 or 11% in 2004 compared with 2003, primarily as a result of approximately $167,000 of state income tax refunds in 2004 for the 2001 and 2002 tax years. These refunds were a result of a cost segregation study performed in 2003, which allowed us to accelerate our tax depreciation and therefore reduce our state income tax liability.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $649,000 or 12% in 2004 compared with 2003. The increase is attributable to a higher level of weighted average outstanding debt in 2004 due to the funding of property acquisitions in 2003. The amortization of loan fees was $440,000 and $426,000 in 2004 and 2003, respectively.

Dividends

Common stock dividends to stockholders declared for the first quarter of 2004 were $0.51 per share. Common stock dividends to stockholders declared for the first quarter of 2003 were $0.50 per share. Consistent with our policy, dividends were paid in the quarter following the quarter in which they were declared. Dividends on our Series A preferred stock of $880,000, or $1.09375 per share, were declared on January 2, 2004 and paid on January 15, 2004.

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

-

preferred stock issuance.

On April 6, 2004, we completed a public offering of 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock at $25 per share. A significant portion of the net proceeds of approximately $58 million was used to finance the purchase of three operating properties and a 2.27 acre parcel of land in April 2004, which totaled approximately $46.5 million.

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had an outstanding balance of $72,175,000 and letters of credit issued and undrawn of $6,657,000 at March 31, 2004, leaving $121,168,000 of available borrowing. We anticipate utilizing this available borrowing as well as other potential sources of financing such as new mortgages and/or additional preferred equity offerings to fund additional acquisitions after April 2004 of approximately $150 million, development costs of approximately $26 million, and capital expenditures of approximately $12 million. We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Cash Flows

Operating Activities

Net cash provided by operating activities was $12,182,000 and $9,653,000 for the three months ended March 31, 2004 and 2003, respectively. The increase of $2,529,000 for the three months ended March 31, 2004 as compared to 2003 is primarily due to an increase in rental receipts of $1,975,000, a decrease in real estate tax payments of $1,678,000, and a decrease in payments of general and administrative costs of $651,000. These increases in cash flows were partially offset by increased payments of operating expenses of $129,000, interest expense of $538,000, lease commissions of $176,000 and escrow deposits of $724,000.

Investing Activities

Net cash used by investing activities was $2,133,000 and $772,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in cash used for investing activities of $1,361,000 is primarily due to increased spending for building improvements and tenant improvements on existing operating properties.

Financing Activities

Net cash used by financing activities was $8,672,000 and $5,783,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in cash used for financing activities of $2,889,000 was primarily due to decreased proceeds from mortgages of $48,387,000, increased payment of dividends and distributions of $977,000, decreased net loan refunds and payments of $510,000, and decreased proceeds from the issuance of common stock of $188,000, partially offset by net decreased payments and borrowings of $28,215,000 on our credit facilities, decreased payments on mortgages of $17,811,000 due to the payoff of an $18 million mortgage in 2003, and decreased payments to repurchase and retire our common stock of $1,147,000.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 94% of our real estate investments served as collateral for our existing indebtedness as of March 31, 2004. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of March 31, 2004, the facility had an outstanding balance of $72,175,000 and an effective interest rate of 3.62%.

Mortgage loans payable at March 31, 2004 consist of the following (in thousands):

				Collateral as of March 31, 2004
Lender	Maturity Date	Interest Rate at March 31, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Assets
Union Bank	November 19, 2004	3.01%(1)	$ 20,531	9	3.75%	3.72%
TIAA-CREF	June 1, 2005	7.17%	25,126	5	5.42%	4.22%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	21,313	6	3.46%	3.80%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,305	2	0.84%	0.85%
Nationwide Life Insurance	November 1, 2005	4.61%	21,938	4	4.35%	4.53%
Prudential Insurance	July 31, 2006	8.90%	7,641	1	2.46%	1.68%
Prudential Insurance	July 31, 2006	6.91%	18,534	4	6.33%	4.85%
TIAA-CREF	December 1, 2006	7.95%	20,731	5	3.70%	4.20%
TIAA-CREF	June 1, 2007	7.17%	34,175	4	6.61%	5.57%
John Hancock	December 1, 2008	4.60%	11,800	5	2.67%	3.08%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,642	1	0.74%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,459	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,917	8	8.71%	9.21%
John Hancock	December 1, 2010	4.95%	27,900	3	6.66%	5.44%
Washington Mutual	August 1, 2011	3.84%(3)	16,664	1	-	3.76%
TIAA-CREF	April 1, 2013	5.60%	47,913	5	8.10%	6.54%
Bank of America	November 1, 2013	5.45%	9,900	1	1.97%	2.09%
Bank of America	December 1, 2013	5.55%	11,400	4	2.32%	2.70%
JP Morgan	December 1, 2013	5.74%	24,925	1	5.50%	4.27%
	Total		$366,814	69	73.59%	71.30%

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

We were in compliance with the various covenants and other requirements of our debt financing instruments during the three months ended March 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$ 72,175	$ -	$ -	$ 72,175
Mortgage loans payable	27,106	123,387	51,042	165,279	366,814
Interest obligations on bank loan and mortgage loans	23,344	38,507	20,943	25,056	107,850
Construction contract commitments	2,000	-	-	-	2,000
Standby letters of credit	6,657	-	-	-	6,657
Total	$59,107	$234,069	$71,985	$190,335	$555,496

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the three months ended March 31, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $26,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

We could experience a reduction in rental income if we are unable to renew or re-let space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of March 31, 2004, leases representing 11%, 23%, 17%, and 12% of our total annualized base rent were scheduled to expire during the remainder of 2004, 2005, 2006, and 2007, respectively. If the rental rates upon re-letting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-let, or the terms of renewal or re-letting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-letting our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-letting of space. Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-let space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 41% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of March 31, 2004, our 25 largest tenants accounted for approximately 41% of our total annualized base rent. We have been advised by a large tenant in Denver, Colorado, that it will not renew the 190,000 square feet that it currently leases. This tenant, whose lease expires on January 31, 2005, represents approximately 4% of our annualized base rent. The re-leasing of the footage in the Denver market will require considerable capital expenditures and an indeterminate period of time. Further losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of March 31, 2004, approximately 54% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, the performance of the commercial real estate markets and the local economies in various areas within California could affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for office and light industrial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 14% of our net operating income for the three months ended March 31, 2004 was generated by our office properties and flex industrial properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy in general and the market for office space in the San Francisco Bay Area in particular. The market for this space in the San Francisco Bay Area is in the midst of one of the most severe downturns of the past several decades. This downturn has been precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the past several years, had been chiefly responsible for generating demand for and increased prices of local office properties. This downturn has harmed, and may continue to harm, our results of operations. For example, during the first quarter of 2004, we experienced a 20% decline in weighted average rental rates on new leases and renewed leases combined compared to the prior rents for these spaces. In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the three months ended March 31, 2004, none of our tenants had filed for bankruptcy. However, in the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a major tenant may harm us and our ability to pay dividends to our stockholders.

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

A significant portion of our leases is scheduled to expire in the remainder of 2004, 2005, and 2006. To supplement the losses in net operating income caused by the leasing turnover, we expanded our acquisitions program in 2003. Acquisitions totaled approximately $85 million in 2003 and $46.5 million in April of 2004, and we expect to continue to focus on property acquisitions in the near future. As a part of the acquisitions program, we may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property. In the future, we expect the majority of our properties and portfolios of properties to be acquired on an “as is” basis, with limited recourse against the sellers. In addition, our investments may fail to perform in accordance with our expectations. Further, estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. To the extent that we acquire properties with substantial vacancies, as we have in the past, we may be unable to lease vacant space in a timely manner or at all, and the costs of obtaining tenants, including tenant improvements, lease concessions, and brokerage commissions, could prove more costly than anticipated.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $20 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $10 million is provided for properties located in California, which represent approximately 54% of our portfolio’s annualized base rent. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

Some losses could exceed the limits of our insurance policies or could cause us to bear a substantial portion of those losses due to deductibles under those policies. If we suffer an uninsured loss, we could lose both our invested capital in and anticipated cash flow from the property while being obligated to repay any outstanding indebtedness incurred to acquire the property. In addition, a majority of our properties are located in areas that are subject to earthquake activity. Although we have obtained earthquake insurance policies for all of our properties, if one or more properties sustain damage as a result of an earthquake, we may incur substantial losses up to the amount of the deductible under the earthquake insurance policy and, additionally, to the extent that the damage exceeds the policy’s maximum coverage, we would not have insurance compensation for that portion of the losses. Although we have obtained owner’s title insurance policies for each of our properties, the title insurance may be in an amount less than the current market value of some of the properties. If a title defect results in a loss that exceeds insured limits, we could lose all or part of our investment in, and anticipated gains, if any, from, the property. Furthermore, the current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Continued increases in the costs of insurance coverage or increased limits or exclusions in insurance policy coverage could negatively affect our financial results.

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

We rely on the services of our key personnel, and their expertise and knowledge of our business would be difficult to replace.

We are highly dependent on the efforts of our senior officers. While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business. Peter Bedford, our chief executive officer and chairman of the board, has announced his intention to step down as our CEO. James Moore, our president and chief operating officer, has announced his intention to retire in July 2005.  If we cannot find suitable replacements for these officers, our business would be harmed. In addition, we cannot assure you that the replacements will not wish to change aspects of how we conduct our business or that any such change will be successful. We have retained a third-party search firm to identify potential successor CEO candidates.  Mr. Bedford will continue to serve as our CEO until the successor has been chosen.  After relinquishing the CEO position, Mr. Bedford intends to remain on our board of directors and to continue to serve as its chairman.  Our credit facility provides that it is an event of default if Mr. Bedford ceases for any reason to be our chairman or CEO, and a replacement reasonably satisfactory to the lenders has not been appointed by our board of directors within six months.  Although we expect to select a replacement that will meet our lenders' requirements, we cannot assure you that the candidate that is ultimately selected will be satisfactory to our lenders. If we are unable to find a replacement that is satisfactory to our lenders, they may accelerate our obligations under the credit facility, which would adversely affect our liquidity and our ability to pay dividends to our stockholders.

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

Numerous industrial and suburban office properties compete with our properties in attracting tenants. Some of these competing properties are newer, better located, or better capitalized than our properties. Many of our investments are located in markets that have a significant supply of available space, resulting in intense competition for tenants and lower rents. We believe the oversupply of available space relative to demand has increased in recent years due to the softened U.S. economy. The number of competitive properties in a particular area could negatively impact our ability to lease space in the properties or at newly acquired or developed properties.

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

Our $150 million credit agreement and our mortgage loans are collateralized by approximately 94% of our total real estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of March 31, 2004, our $150 million credit facility was collateralized by mortgages on 21 properties that accounted for approximately 23% of our annualized base rent and approximately 23% of our total real estate assets. All of our mortgage loans were collateralized by 69 properties that accounted for approximately 74% of our annualized base rent and approximately 71% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of March 31, 2004, our $150 million credit facility had an outstanding balance of $72.2 million, and we had other floating rate loans of $37.2 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations for 2003 and the first quarter of 2004 have benefited from low levels of interest rates that are currently near historic lows. Should this trend in interest rates reverse itself, our operating results could be harmed.

We use borrowings to finance the acquisition, development and operation of properties and to repurchase our common stock, and we cannot assure you that financing will be available on commercially reasonable terms, or at all, in the future.

We borrow money to pay for the acquisition, development, and operation of our properties, to repurchase our common stock, and for other general corporate purposes. Our credit facility currently expires on March 31, 2007, when the principal amount of all outstanding borrowings must be paid. Since the term of our credit facility is limited, our ability to fund acquisitions and provide funds for working capital and other cash needs following the expiration or utilization of the credit facility will depend primarily on our ability to obtain additional private or public equity or debt financing.

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

We have significant debt service obligations. As of March 31, 2004, we had total liabilities of approximately $470.6 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $301.2 million. Payments to service this debt totaled approximately $8.0 million during the three months ended March 31, 2004. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors, or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT. Generally, income from derivative transactions qualifies for purposes of the 95% gross income test but not for purposes of the 75% gross income test. We have entered into swap agreements to hedge our exposure to variable interest rates on two mortgages with remaining principal balances of approximately $24.6 million as of March 31, 2004. Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed. However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future. If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of March 31, 2004, interest rates in the U.S. remained near their historic lows.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our governing documents and existing debt instruments do not limit us from incurring additional indebtedness and other liabilities. As of March 31, 2004, we had approximately $439.0 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

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

FINANCIAL PERFORMANCE

Our funds from operations (FFO) during the three months ended March 31, 2004 was $11,644,000. During the same period in 2003, our FFO was $12,582,000. Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income (loss). The following table sets forth a reconciliation of the differences between our FFO and our net income available to common stockholders for each of the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Funds From Operations (in thousands, except share amounts):
Net income available to common stockholders	$ 4,736	$ 7,672
Adjustments: Depreciation and amortization	6,908	4,910
Funds From Operations	$11,644	$12,582
Weighted average number of shares – diluted	16,273,156	16,370,146

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

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending March 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Variable rate debt	$21,217	$ 712	$72,915	$ 769	$ 799	$ 12,958	$109,370	$109,370
Weighted average interest rate	3.07%	4.84%	3.63%	4.84%	4.84%	4.84%	3.69%	3.69%
Fixed rate debt	$ 5,890	$73,978	$47,957	$34,630	$14,843	$152,321	$329,619	$335,502
Weighted average interest rate	6.17%	5.08%	7.61%	7.08%	4.94%	5.87%	6.03%	5.50%

As the table incorporates only those exposures that existed as of March 31, 2004, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 38 basis points, interest expense on our outstanding variable rate debt would increase by approximately $369,000 annually.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (2)
January 1-31, 2004	36,175	$28.82	-	1,931,573
February 1-29, 2004	2,112	$30.02	-	1,929,461
March 1-31, 2004	598	$31.56	-	1,928,863
Total	38,885	$28.92	-	1,928,863

(1)

During the first quarter of 2004, we acquired 38,885 shares of our common stock from our employees (a) in consideration for satisfying their payroll tax obligations and (b) in connection with their stock option exercises. The acquisitions were not made pursuant to a publicly announced repurchase program.

(2)

On July 7, 1998, we announced that our board of directors had authorized management to repurchase up to 3 million shares of our common stock through open market transactions. The board of directors subsequently approved increases in the number of share repurchases to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.  The share repurchase program does not have an expiration date. We did not repurchase any shares of our common stock pursuant to this program during the quarter ended March 31, 2004.

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

3.1(f)

Articles Supplementary relating to the Series B Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on April 5, 2004, is incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form 8-A filed with the SEC on April 5, 2004.

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

10.71*

Sixth Amended and Restated Credit Agreement, dated March 31, 2004, by and among Bedford Property Investors, Inc., Bank of America, N.A., as Administrative Agent for the Banks, Swing Line Lender and L/C Issuer, and Union Bank of California, N.A., as Syndication Agent.

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

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith

B.

Reports on Form 8-K

On February 10, 2004, we filed a report on Form 8-K to furnish to the Securities and Exchange Commission our press release issued on February 9, 2004, which reported our financial results for the year ended December 31, 2003.

On February 24, 2004, we filed a report on Form 8-K/A to furnish to the Securities and Exchange Commission the required financial information for our acquisitions, which were originally reported on a Form 8-K filed on December 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 7, 2004

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

3.1(f)

Articles Supplementary relating to the Series B Cumulative Redeemable Preferred Stock of Bedford Property Investors, Inc., filed on April 5, 2004, is incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form 8-A filed with the SEC on April 5, 2004.

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

10.71*

Sixth Amended and Restated Credit Agreement, dated March 31, 2004, by and among Bedford Property Investors, Inc., Bank of America, N.A., as Administrative Agent for the Banks, Swing Line Lender and L/C Issuer, and Union Bank of California, N.A., as Syndication Agent.

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