Form 10-Q
period 2004-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2004-08-09
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

           Class

Outstanding as of August 4, 2004

Common Stock, $0.02 par value

16,199,533

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements

Statement

1

Consolidated Balance Sheets as of June 30, 2004

and December 31, 2003 (Unaudited)

2

Consolidated Statements of Income for the three and six months ended

June 30, 2004 and 2003 (Unaudited)

3

Consolidated Statement of Stockholders' Equity for the

six months ended June 30, 2004 (Unaudited)

4

Consolidated Statements of Cash Flows for the six months ended

June 30, 2004 and 2003 (Unaudited)

5

Notes to Consolidated Financial Statements

6- 15

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

16-39

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

40

Item 4.  Controls and Procedures

40

PART II.  OTHER INFORMATION

Items 1 - 6

41-44

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

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
Assets: Real estate investments:
Industrial buildings	$428,738	$414,392
Office buildings	366,946	375,844
Properties under development	43,984	-
Land held for development	14,172	14,071
	853,840	804,307
Less accumulated depreciation	89,489	81,638
Total real estate investments	764,351	722,669
Cash and cash equivalents	4,912	7,598
Accounts receivable, net (Note 3)	638	923
Note receivable, net (Note 3)	91	-
Other assets	45,823	42,429
Total assets	$815,815	$773,619
Liabilities and Stockholders' Equity:
Bank loan payable	$ 68,832	$ 68,978
Mortgage loans payable	368,112	368,542
Accounts payable and accrued expenses	6,682	8,874
Dividends payable	8,260	8,319
Other liabilities	16,234	15,007
Total liabilities	468,120	469,720
Commitments and contingencies (Note 9)
Stockholders' equity: Preferred stock, $0.01 par value; authorized 6,795,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at June 30, 2004 and December 31, 2003; stated liquidation preference of $40,250	38,947	38,947
Series B 7.625% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 2,400,000 shares at June 30, 2004; stated liquidation preference of $60,000	57,832	-
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,196,009 shares at June 30, 2004 and 16,311,955 shares at December 31, 2003	324	326
Additional paid-in capital	285,897	289,734
Deferred stock compensation	(8,733)	(5,476)
Accumulated dividends in excess of net income	(26,787)	(19,721)
Accumulated other comprehensive income	215	89
Total stockholders' equity	347,695	303,899
Total liabilities and stockholders' equity	$815,815	$773,619

See accompanying notes to consolidated  financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Six Months
	2004	2003	2004	2003
Rental income	$ 28,715	$ 26,508	$ 56,762	$ 53,461
Rental expenses: Operating expenses	5,325	4,867	10,267	9,443
Real estate taxes	2,971	2,690	5,945	5,369
Depreciation and amortization	7,351	4,995	14,259	9,904
General and administrative expenses	1,583	1,251	3,088	2,935
	11,485	12,705	23,203	25,810
Other income (expense)
Interest income	11	33	29	72
Interest expense	(5,740)	(5,436)	(11,860)	(10,908)
Net income	5,756	7,302	11,372	14,974
Preferred dividends – Series A	(881)	-	(1,761)	-
Net income available to common stockholders	$ 4,875	$ 7,302	$ 9,611	$ 14,974
Income per common share – basic	$ 0.31	$ 0.45	$ 0.60	$ 0.93
Weighted average number of shares - basic	15,838,442	16,126,098	15,898,655	16,102,628
Income per common share – diluted	$ 0.30	$ 0.44	$ 0.59	$ 0.91
Weighted average number of shares – diluted	16,059,299	16,423,089	16,181,870	16,412,916
Dividends declared per common share	$ 0.51	$ 0.50	$ 1.02	$ 1.00

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

(in thousands, except per share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2003	$38,947	$ -	$326	$289,734	$(5,476)	$(19,721)	$ 89	$303,899
Issuance of preferred stock	-	57,832	-	-	-	-	-	57,832
Issuance of common stock	-	-	3	2,606	-	-	-	2,609
Repurchase and retirement of common stock	-	-	(8)	(11,108)	-	-	-	(11,116)
Stock option expense	-	-	-	56	-	-	-	56
Issuance of restricted stock	-	-	3	4,634	(4,637)	-	-	-
Forfeiture of restricted stock	-	-	-	(25)	25	-	-	-
Amortization of restricted stock	-	-	-	-	1,355	-	-	1,355
Dividends to common stockholders ($1.02 per share)	-	-	-	-	-	(16,677)	-	(16,677)
Dividends to preferred stockholders ($2.1875 per share)	-	-	-	-	-	(1,761)	-	(1,761)
Subtotal	38,947	57,832	324	285,897	(8,733)	(38,159)	89	336,197
Net income	-	-	-	-	-	11,372	-	11,372
Other comprehensive income	-	-	-	-	-	-	126	126
Comprehensive income	-	-	-	-	-	11,372	126	11,498
Balance, June 30, 2004	$38,947	$57,832	$324	$285,897	$(8,733)	$(26,787)	$215	$347,695

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

(in thousands)

	2004	2003
Operating Activities: Net income	$ 11,372	$ 14,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	15,246	10,847
Amortization of deferred compensation	1,355	1,189
Stock compensation expense	56	97
Uncollectible accounts expense	188	36
Change in other assets	(825)	(1,121)
Change in accounts payable and accrued expenses	(2,309)	(4,784)
Change in other liabilities	(41)	(1,017)
Net cash provided by operating activities	25,042	20,221
Investing Activities: Investments in real estate	(56,264)	(3,692)
Net cash used in investing activities	(56,264)	(3,692)
Financing Activities: Proceeds from bank loans payable	66,532	35,681
Repayments of bank loans payable	(66,678)	(61,986)
Proceeds from mortgage loans payable	3,070	48,500
Repayments of mortgage loans payable	(3,500)	(21,055)
(Payment) refund of loan costs, net	(1,716)	124
Issuance of preferred stock, net of issuance costs	57,832	-
Issuance of common stock	2,609	3,010
Repurchase and retirement of common stock	(11,116)	(2,763)
Payment of dividends and distributions	(18,497)	(16,503)
Net cash provided by (used in) financing activities	28,536	(14,992)
Net (decrease) increase in cash and cash equivalents	(2,686)	1,537
Cash and cash equivalents at beginning of period	7,598	3,727
Cash and cash equivalents at end of period	$ 4,912	$ 5,264
Supplemental disclosure of cash flow information: Cash paid for interest, net of amounts capitalized of $678 in 2004 and $76 in 2003	$ 4,865	$ 10,137
Cash paid during the year for income taxes	$ 12	$ 300

See accompanying notes to consolidated financial statements

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2004

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

Accounting for Development Costs

In accordance with SFAS 67, costs associated with the development of real estate include acquisition and direct construction costs as well as capitalization of real estate taxes, insurance, incidental revenue and expenses, and a portion of salaries and overhead of personnel responsible for development activity.  In addition, we capitalize interest during development according to SFAS 34.  The amount of interest capitalized during a period is determined by applying the weighted average rate of the Company’s borrowings to the average accumulated costs, excluding interest, of the project. The capitalization of interest, real estate taxes, insurance, and incidental revenue and expenses begins when construction of a project commences and ends when a project or a portion of the project is placed in service, not to exceed twelve months from the cessation of construction activities.  The capitalization of salaries and overhead of development personnel commences upon development approval from the prevailing governing authorities and ends with completion of the project.

Stock-Based Compensation

In prior years, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25 and all related interpretations. As of January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The impact of adopting SFAS 148 in accordance with the modified prospective basis was an increase in compensation expense of $26,000 and $56,000 in the three and six months ended June 30, 2004, respectively.

Per Share Data

Per share data are based on the weighted average number of shares of our common stock outstanding during the year. We include stock options issued under our stock option plans and non-vested restricted stock in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” FIN 46-R requires that any entity meeting certain rules relating to a company’s equity investment at risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim or annual reporting period beginning after December 15, 2003, for variable interest entities in which a company holds a variable interest that was acquired before February 1, 2003. We have adopted FIN 46-R in the time frames as required by the statement. There is no significant effect on our financial position, results of operations, or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate. At June 30, 2004, we did not own any equity investments that qualified as variable interest entities.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

Note 2 – Real Estate Investments

As of June 30, 2004, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	62	$428,738	50%
Office buildings	32	366,946	43%
Properties under development	8	43,984	5%
Land held for development	12	14,172	2%
Total	114	$853,840	100%

The following table sets forth our real estate investments at June 30, 2004 and December 31, 2003 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$ 68,084	$140,417	$ -	$24,379	$184,122
Arizona	25,635	83,522	-	12,601	96,556
Southern California	17,235	43,601	-	8,087	52,749
Northwest	5,042	18,633	-	3,839	19,836
Nevada	7,786	18,783	-	778	25,791
Total industrial buildings	123,782	304,956	-	49,684	379,054
Office buildings Northern California	6,073	25,542	-	4,710	26,905
Arizona	15,697	36,762	-	4,074	48,385
Southern California	15,413	50,920	-	4,661	61,672
Northwest	7,456	83,890	-	11,502	79,844
Colorado	13,706	97,997	-	12,791	98,912
Nevada	2,102	11,388	-	2,067	11,423
Total office buildings	60,447	306,499	-	39,805	327,141
Properties under development Arizona	-	-	9,406	-	9,406
Southern California	-	-	2,326	-	2,326
Northwest	-	-	32,252	-	32,252
Total properties under development	-	-	43,984	-	43,984
Land held for development Northern California	5,901	-	-	-	5,901
Arizona	637	-	-	-	637
Southern California	710	-	-	-	710
Northwest	1,153	-	-	-	1,153
Colorado	3,949	-	-	-	3,949
Nevada	1,822	-	-	-	1,822
Total land held for development	14,172	-	-	-	14,172
Total as of June 30, 2004	$198,401	$611,455	$43,984	$89,489	$764,351
Total as of December 31, 2003	$200,836	$603,471	$ -	$81,638	$722,669

Our personnel directly manage all but five of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained outside managers to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada; Russell Commerce Center in Las Vegas, Nevada; Northport Business Center in North Las Vegas, Nevada, and Suntech I and II in Hillsboro, Oregon. All financial record keeping is centralized at our corporate office in Lafayette, California.

Note 3. Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables , taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  As of June 30, 2004 and December 31, 2003, our allowance for doubtful accounts related to accounts receivable was approximately $ 105 ,000 and $14,000, respectively. As of June 30, 2004, our allowance for doubtful accounts related to a note receivable was approximately $92,000. Accounts and note receivable amounts are presented net of these allowances for doubtful accounts in the consolidated balance sheets.

Note 4. Debt

Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line of credit with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of June 30, 2004, the facility had a total outstanding balance of $68,832,000 and an effective interest rate of 2.98%, and was collateralized by our interests in 22 properties with a net book value of approximately $177,951,000. These properties collectively accounted for approximately 22% of our annualized base rent for 2004 and approximately 24% of our total real estate assets at June 30, 2004.

Including both the current $150 million revolving credit facility and the $40 million unsecured bridge facility that existed at June 30, 2003, the daily weighted average outstanding balances were $67,908,000 and $115,791,000 for the six months ended June 30, 2004 and 2003, respectively. The weighted average annual interest rates under the credit facilities in each of these periods were 2.95% and 3.39%, respectively.

The credit facilities contain various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (FFO). We were in compliance with the various covenants and requirements of our credit facilities during the six months ended June 30, 2004 and during the year ended December 31, 2003.

Mortgage Loans Payable

Mortgage loans payable at June 30, 2004 consist of the following (in thousands):

				Collateral as of June 30, 2004
Lender	Maturity Date	Interest Rate at June 30, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Investments
Union Bank	November 19, 2004	3.01%(1)	$ 20,386	9	3.62%	3.52%
TIAA-CREF	June 1, 2005	7.17%	24,987	5	5.22%	4.06%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	21,124	6	3.56%	3.58%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,275	2	0.80%	0.80%
Nationwide Life Insurance	November 1, 2005	4.61%	21,809	4	4.17%	4.26%
Prudential Insurance	July 31, 2006	8.90%	7,579	1	2.00%	1.58%
Prudential Insurance	July 31, 2006	6.91%	18,414	4	5.80%	4.57%
TIAA-CREF	December 1, 2006	7.95%	20,632	5	4.09%	4.03%
TIAA-CREF	June 1, 2007	7.17%	33,986	4	6.34%	5.28%
John Hancock	December 1, 2008	4.60%	11,800	5	2.59%	2.90%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,629	1	0.71%	0.74%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,451	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,696	8	8.33%	8.69%
John Hancock	December 1, 2010	4.95%	27,900	3	6.41%	5.13%
Washington Mutual	August 1, 2011	3.84%(3)	16,495	5	-	3.78%
TIAA-CREF	April 1, 2013	5.60%	47,748	5	7.78%	6.16%
Bank of America	November 1, 2013	5.45%	9,900	1	1.87%	1.97%
Bank of America	December 1, 2013	5.55%	11,400	4	2.54%	2.56%
JP Morgan	December 1, 2013	5.74%	24,853	1	5.63%	4.04%
Thrivent Financial	April 10, 2017	7.90%	3,048	1	-	1.10%
	Total		$368,112	74	71.46%	68.75%

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

The 74 operating properties that served as collateral for our mortgages had a net book value of approximately $524,390,000 as of June 30, 2004. We were in compliance with the covenants and requirements of our various mortgages during the six months ended June 30, 2004 and during the year ended December 31, 2003.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending June 30 (in thousands):

2005	$ 51,605
2006	50,079
2007	80,073
2008	4,073
2009	52,764
Thereafter	129,518
Total	$368,112

Note 5.  Stockholders' Equity

Series A Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a total of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears. The initial dividend of $685,000 was declared on October 1, 2003 and paid on October 15, 2003 for the period from August 5, 2003 through October 14, 2003. Quarterly dividends of approximately $880,000 and $881,000 were declared and paid in the first and second quarters of 2004, respectively, representing dividends for the fourth quarter of 2003 and the first quarter of 2004, respectively. Dividends are recorded when declared.

The Series A preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

The net proceeds of approximately $39 million from the sale of the Series A preferred stock were used to finance a portion of the approximately $85 million in property acquisitions made during the third and fourth quarters of 2003.

Series B Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for a total of $60,000,000. We pay cumulative dividends on the shares from the date of original issuance at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year.  Dividends on the shares are paid quarterly in arrears beginning on July 15, 2004.  The initial dividend of $1,258,000 was declared on July 1, 2004 and paid on July 15, 2004 for the period from April 6, 2004 through July 14, 2004. Dividends are recorded when declared.

The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

The net proceeds of approximately $58 million from the sale of the Series B preferred stock were used to finance a significant portion of the approximately $57.4 million in property acquisitions made during the second quarter and the first half of the third quarter of 2004.

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2004 through June 30, 2004:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Balance, December 31, 2003	16,311,955	805,000	-
Issuance of preferred stock	-	-	2,400,000
Issuance of common stock	125,317	-	-
Repurchase and retirement of common Stock	(402,129)	-	-
Issuance of restricted stock	161,899	-	-
Forfeiture of restricted stock	(1,033)	-	-
Balance, June 30, 2004	16,196,009	805,000	2,400,000

 Note 6. Segment Disclosure

We view our operations as several geographic segments reflecting the regional management structure of our operating portfolio. We have five operating segments organized by the regions in which we own properties as follows: Northern California (includes Reno, Nevada), Arizona, Southern California (includes Las Vegas, Nevada), Northwest (greater Seattle, Washington and Portland, Oregon) and Colorado. The corporate and other segment includes amounts associated with general business activities not specifically related to our properties.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based upon income from property operations from the combined properties in each segment.

	For the three months ended June 30, 2004 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 9,055	$ 5,787	$ 5,887	$ 4,352	$ 3,634	$ -	$ 28,715
Rental expenses:
Operating expenses and real estate taxes	2,186	1,720	1,246	1,572	1,572	-	8,296
Depreciation and amortization	1,907	1,550	1,744	1,054	1,096	-	7,351
General and administrative expenses	-	-	-	-	-	1,583	1,583
	4,962	2,517	2,897	1,726	966	(1,583)	11,485
Other income (expense)
Interest income (1)	6	-	-	3	-	2	11
Interest expense	-	-	-	-	-	(5,740)	(5,740)
Net income (loss)	$ 4,968	$ 2,517	$ 2,897	$ 1,729	$ 966	$ (7,321)	$ 5,756
Real estate investments	$259,506	$171,659	$158,596	$148,427	$115,652	$ -	$853,840
Additions of real estate investments	$ 1,631	$ 25,452	$ 3,803	$ 18,883	$ 358	$ -	$ 50,127
Total assets	$278,255	$153,890	$160,090	$132,247	$ 87,167	$ 4,166	$815,815

	For the six months ended June 30, 2004 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income Rental expenses:	$ 18,454	$ 10,825	$ 11,587	$ 8,766	$ 7,130	$ -	$ 56,762
Operating expenses and real estate taxes	4,364	3,220	2,493	3,141	2,994	-	16,212
Depreciation and amortization	3,831	2,839	3,423	1,975	2,191	-	14,259
General and administrative expenses	-	-	-	-	-	3,088	3,088
	10,259	4,766	5,671	3,650	1,945	(3,088)	23,203
Other income (expense)
Interest income (1)	11	-	-	6	-	12	29
Interest expense	-	-	-	-	-	(11,860)	(11,860)
Net income (loss)	$ 10,270	$ 4,766	$ 5,671	$ 3,656	$ 1,945	$(14,936)	$ 11,372
Real estate investments	$259,506	$171,659	$158,596	$148,427	$115,652	$ -	$853,840
Additions of real estate investments	$ 3,122	$ 25,690	$ 4,522	$ 15,808	$ 391	$ -	$ 49,533
Total assets	$278,255	$153,890	$160,090	$132,247	$ 87,167	$ 4,166	$815,815

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

13

	For the three months ended June 30, 2003 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 10,205	$ 4,763	$ 3,498	$ 4,573	$ 3,469	$ -	$ 26,508
Rental expenses:
Operating expenses and real estate taxes	2,267	1,493	739	1,495	1,563	-	7,557
Depreciation and amortization	1,623	956	571	963	882	-	4,995
General and administrative expenses	-	-	-	-	-	1,251	1,251
	6,315	2,314	2,188	2,115	1,024	(1,251)	12,705
Other income (expense)
Interest income (1)	7	-	-	3	-	23	33
Interest expense	-	-	-	-	-	(5,436)	(5,436)
Net income (loss)	$ 6,322	$ 2,314	$ 2,188	$ 2,118	$ 1,024	$(6,664)	$ 7,302
Real estate investments	$257,837	$132,996	$ 92,387	$132,397	$113,136	$ -	$728,753
Additions of real estate investments	$ 810	$ 153	$ 237	$ 140	$ 1,583	$ -	$ 2,923
Total assets	$271,354	$115,386	$108,389	$119,058	$ 74,005	$ 1,355	$689,547

	For the six months ended June 30, 2003 (in thousands, except percentages)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income Rental expenses:	$ 20,740	$ 9,282	$ 7,026	$ 9,312	$ 7,101	$ -	$ 53,461
Operating expenses and real estate taxes	4,538	2,953	1,430	2,880	3,011	-	14,812
Depreciation and amortization	3,248	1,902	1,135	1,912	1,707	-	9,904
General and administrative expenses	-	-	-	-	-	2,935	2,935
	12,954	4,427	4,461	4,520	2,383	(2,935)	25,810
Other income (expense)
Interest income (1)	15	-	-	12	-	45	72
Interest expense	-	-	-	-	-	(10,908)	(10,908)
Net income (loss)	$ 12,969	$ 4,427	$ 4,461	$ 4,532	$ 2,383	$(13,798)	$ 14,974
Real estate investments	$257,837	$132,996	$ 92,387	$132,397	$113,136	$ -	$728,753
Additions of real estate investments	$ 884	$ 218	$ 432	$ 278	$ 1,753	$ -	$ 3,565
Total assets	$271,354	$115,386	$108,389	$119,058	$ 74,005	$ 1,355	$689,547

(1)  The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

14

Note 7.  Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$ 5,756	$ 7,302	$ 11,372	$ 14,974
Less: preferred dividends – Series A	(881)	-	(1,761)	-
Net income available to common stockholders	$ 4,875	$ 7,302	$ 9,611	$ 14,974
Weighted average number of shares - basic	15,838,442	16,126,098	15,898,655	16,102,628
Income per common share – basic	$ 0.31	$ 0.45	$ 0.60	$ 0.93
Diluted:
Net income	$ 5,756	$ 7,302	$ 11,372	$ 14,974
Less: preferred dividends – Series A	(881)	-	(1,761)	-
Net income available to common stockholders	$ 4,875	$ 7,302	$ 9,611	$ 14,974
Weighted average number of shares – basic	15,838,442	16,126,098	15,898,655	16,102,628
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	112,262	163,179	129,849	161,888
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	108,595	133,812	153,366	148,400
Weighted average number of shares – diluted	16,059,299	16,423,089	16,181,870	16,412,916
Income per common share – diluted	$ 0.30	$ 0.44	$ 0.59	$ 0.91

Stock option grants and restricted stock awards with an exercise or issuance price above market price on the date of grant are considered antidiluive and have been excluded from the weighted average share calculations. For the three and six months ended June 30, 2004, 1,000 and 593 of our stock options and restricted stock awards have been excluded from the “weighted average number of shares – diluted , ” respectively .. Stock options and restricted stock awards of 142,824 and 179,983 have been excluded from the “weighted average number of shares – diluted” for the three and six months ended June 30, 2003, respectively.

Note 8. Related Party Transactions

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the six months ended June 30, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $80,000, respectively.

Note 9. Commitments and Contingencies

As of June 30, 2004, we had outstanding contractual construction commitments of approximately $4 million relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $6,615,000 as of June 30, 2004.

From time to time, we are subject to legal claims in the ordinary course of business. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 10. Subsequent Events

On July 1, 2004, we declared dividends on our Series A preferred stock of approximately $881,000 for the period from April 15, 2004 through July 14, 2004. On July 15, 2004, these dividends were paid to the holders of our Series A preferred stock.

On July 1, 2004, we declared dividends on our Series B preferred stock of approximately $1,258,000 for the period from April 6, 2004 through July 14, 2004.  On July 15, 2004, these dividends were paid to the holders of our Series B preferred stock.

In July 2004, we renegotiated an existing mortgage with Thrivent Financial for Lutherans.  The mortgage previously had an outstanding balance of approximately $3,048,000 on June 30, 2004, a fixed interest rate of 7.90%, and a maturity date of April 10, 2017.  The new mortgage of $8,000,000 provides for two additional fundings to the existing balance of $3,036,000.  The first funding of approximately $2,464,000 took place on July 29, 2004 and the second funding will take place in 2005.   The new interest rate o n this mortgage is currently 5.94% and will be reduced to 5.60% after the second funding in 2005.

On August 6, 2004, we purchased a 77,965 square-foot research and development building in Hillsboro, Oregon for $9,800,000 . In connection with this acquisition, we assumed an existing mortgage of approximately $7 million with a fixed interest rate of 7.23% and a maturity date of July 1, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bedford Property Investors, Inc. is a self-administered and self-managed equity real estate investment trust (REIT). We own, manage, acquire and develop industrial and suburban office properties proximate to metropolitan areas in the western United States. As of June 30, 2004, we owned 94 operating properties totaling approximately 7.8 million rentable square feet and 12 parcels of land totaling approximately 50 acres. In addition, we owned five office properties that are currently being redeveloped, one industrial property purchased for redevelopment, and two parcels of land currently under development. The five properties currently under redevelopment were previously a five-building complex that was reported as one operating property in prior reports. Of the 94 operating properties, 62 are industrial buildings and 32 are suburban offices. Our properties are located in Northern California, Southern California, Arizona, Washington, Colorado, Oregon, and Nevada.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes to financial statements included in this report, as well as our annual report on Form 10-K for the year ended December 31, 2003. When used in the following discussion, the words “believe,” “expect,” “intend,” “plan,” “anticipate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed, expected or implied by the forward-looking statements. These risks and uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003, and are set forth in the section below entitled "Potential Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

OVERVIEW

Significant Events During the Quarter

On April 5, 2004, we purchased a 111,200 square-foot office building in Scottsdale, Arizona for $17,310,000.  The property is 100% leased to two tenants and is projected to generate a first year cash yield of 9.25%.

On April 6, 2004, we completed a public offering of 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock at $25 per share.  Net proceeds of approximately $58 million from the sale of the Series B preferred stock were used to finance property acquisitions in the second quarter and during the first half of the third quarter of 2004.

On April 8, 2004, we purchased a two-building 126,809 square-foot office/ research and development complex in Hillsboro, Oregon for $19,390,000.  The property is 100% leased to two tenants and is expected to generate a first year cash yield of 9.89%.

On April 15, 2004, we purchased a 2.27 acre parcel of land in Las Vegas, Nevada for $700,000.

On April 21, 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona for $9,145,000.  The property is currently 50% leased to a single tenant through July 2004.  At the expiration of the existing lease, the building will be redeveloped to accommodate the expansion requirements of one of our existing tenants.  Upon occupancy by the new tenant, the property is expected to generate a first year cash yield of 10.3%.

On May 13, 2004, we purchased 2 parcels of land totaling 2.42 acres in North Las Vegas, Nevada for $1,096,149.

Market Conditions

The Northwest Region

We believe that the Puget Sound area is still experiencing the effects of significant job loss resulting from the technology and telecommunication industry slowdowns. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both in the direct leasing and sub-leasing markets, and weaker deal terms. At June 30, 2004, our Northwest operating portfolio, which includes two Oregon properties, was 94% occupied with 48,000 square feet vacant in three properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our 334,000 square-foot five-building complex upon expiration of its lease. We have transferred this property to our development portfolio and have commenced a program to re-position the asset with plans to introduce it to the market as a campus-style office park later this year.

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area and include one property in Reno, Nevada. The Bay Area market has also been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we own 14 properties totaling 1,207,865 square feet. In this sub-market, we believe that the job loss associated with the recent recession has been significant, resulting in increased vacancy and reduced rental rates. While the California employment situation has shown some improvement in recent months, the oversupply of space and reduced rental rates continue to be a challenge.  In addition, we expect higher than usual lease expirations in the Silicon Valley during the remainder of 2004 and in 2005, which create the potential for increasing vacancy in our portfolio. In order to retain good credit tenants in the current market, we have engaged in a strategy to negotiate lower rental rates in exchange for extended lease terms, which we refer to as “blend and extend” leases.

Another Bay Area sub-market that has demonstrated weakness during the last two years is the South San Francisco industrial market. In this sub-market, we have faced declines in rental rate s on renewals and an increase in the vacancy rate of our five-building portfolio from 1% at the end of 2002 to 24% at the end of 2003. In the first half of 2004, this sub-market showed some improvement, and we were able to reduce our vacancy rate to 14%. However, weak demand and a surplus of space continue to create a depressed market. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley and the South San Francisco industrial market. In Sonoma County, Napa County, and Contra Costa County, while demand has slowed during the past two years, vacancy rates have not climbed to the extent they have in the Silicon Valley.

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets. These sub-markets are Orange County, San Diego, and the Inland Empire. We have two properties in Orange County and maintained them at, or close to, 100% leased during 2003 and in the first half of 2004. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased as of June 30, 2004. Additionally, we have two new development properties in the Inland Empire, the Jurupa Business Center Phase I, which was 95% leased as of June 30, 2004, and Jurupa Business Center Phase II, which was 84% leased as of June 30, 2004. Finally, in San Diego, we were 100% occupied during the year 2003 and as of June 30, 2004.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, research and development , and industrial space that we have experienced in our other regions. We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces. We are making capital improvements to our vacant spaces to render them to near move-in condition for prospective tenants. Notwithstanding these efforts, however, leasing space in Phoenix remains a slow process, and we expect our vacant suites to remain vacant for longer periods than we have previously experienced.  As of June 30, 2004, our properties in this region were 94% leased, with approximately 103,000 square feet of vacant space in seven properties.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the effects of the significant job losses experienced in this region during the last several years, similar to our other markets. In July 2003, we were successful in executing a significant lease with a large insurance company for the top two floors of our 4601 DTC Boulevard property, representing 20% of the total square footage of the building. This ten-story office property is 80% leased to a single tenant under a lease that will expire on January 31, 2005, and that tenant has notified us that it does not plan to renew this lease. We are planning to make significant capital improvements to the property during 2004 and 2005 in preparation for this anticipated vacancy.

Future Trends and Events

Acquisitions

In the second quarter and during the first half of the third quarter of 2004, we purchased four operating properties and one redevelopment project totaling approximately 447,000 square feet and three parcels of land totaling 4.69 acres for approximately $57.4 million. We plan to continue to seek out potential acquisition properties that meet our required capitalization rate and have stabilized rents. While capitalization rates continue to remain low as the result of the large amount of capital available in the market place and the low cost of debt, we have been successful at identifying several properties that we believe will enhance our portfolio. We plan to purchase up to an additional $150 million of properties during the remainder of 2004; however, such purchases will be dependent upon the availability of properties that meet our requirements.

Dispositions

We currently do not have plans to dispose of any properties. However, with the low capitalization rate market, we plan to continually evaluate potential sales as a support strategy to our property acquisition and share repurchase programs.

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California. As of June 30, 2004, the 41,726 square-foot phase I was 95% leased, and the 41,390 square-foot phase II, which was shell complete in December 2002, was 84% leased. In March 2004, we commenced development on the final two phases, phases III and IV. Both phases will be constructed concurrently over an expected 7-month period, taking advantage of the project momentum generated with the recent leasing activities of phases I and II. We estimate the total cost of construction of these two phases, including the purchase price of the land, to be approximately $6.1 million.  As of June 30, 2004, 62% of the square footage of Phase s III and IV was pre-leased to a build-to-suit tenant.

In March 2004, we also began our redevelopment of the recently vacated 334,000 square-foot five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction will be completed in phases, with the completion and leasing of some of the buildings occurring prior to the end of the 48-month period. We expect to incur costs of approximately $23.4 million to renovate and re-tenant the project.

In April 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona with the intent to redevelop the property to accommodate the expansion requirements of one of our existing tenants in another property.  The redevelopment is expected to begin in August 2004 with a completion date in early 2005 and an estimated redevelopment cost of approximately $6.1 million, of which approximately $3.3 million will be funded by us and approximately $2.8 million will be funded by the tenant.

Capital Expenditures

We have experienced and expect to experience higher than usual lease expirations in our portfolio during 2004 and 2005. In a typical year, lease expirations range from 12% to 15% of our annualized base rents.  As of December 31, 2003, expected lease expirations for 2004 were 19% of annualized base rents.  As of June 30, 2004, expected lease expirations for 2005 were 21% of annualized base rents. As a result, we expect to incur higher capital expenditures, including the costs of leasing commissions and tenant improvements, related to renewing or replacing the expiring leases. In several instances, these lease expirations may occur in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, may require us to incur more capital expenditures than we have experienced historically to renew or re-lease these spaces.

In addition, we have begun renovating several older properties that are currently leased to tenants who may not renew their leases. We believe that these renovations are necessary to render the properties competitive in their respective markets.

The combination of these two situations will require that we manage our capital resources carefully. We intend to closely monitor these situations and continually assess our actual expenditures against our planned expenditures. We believe that we will have sufficient funds to meet the needs of these situations. We plan to spend approximately $15 million in capital expenditures during 2004, of which approximately $6.6 million has been spent during the first two quarters.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,434,381 shares of our common stock at an average cost of $19.17 per share, which represents 37% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock. During the six months ended June 30, 2004, we repurchased 402,129 shares of our common stock at an average price of $27.64.  These repurchases consisted of 341,300 shares of open market repurchases and 60,829 shares purchased from employees to satisfy payroll tax obligations and stock option exercises.

Occupancy and Rental Rates

As of June 30, 2004, our portfolio was 93% occupied, an increase of one percentage point over the prior quarter. Maintaining our occupancy rate has been our highest priority during the recent economic downturn. In order to retain tenants in the current market, we sometimes find it necessary to negotiate lower rental rates in exchange for extended terms, which we refer to as “blend and extend” leases. While this has a negative impact on our income from operations, we believe the negative impact of losing good credit tenants would surpass the incremental loss due to reduced rental rates. During the second quarter of 2004, we renewed or re-leased 75% of our expiring square footage and experienced a 7% decline in weighted average rental rates on these leases. We intend to continue this strategy of maximizing our occupancy rate until market conditions improve.

Leasing

During the six months ended June 30, 2004, we successfully renewed or re-leased 55 leases, or 84% of our expiring square footage.

Over the next three years, we will be facing significant lease rollovers. During the remainder of 2004, 2005, and 2006, leases representing 7%, 21%, and 17% of annualized base rent, respectively, will expire. As of June 30, 2004, the expirations as a percentage of annualized base rent by region are as follows:

	2004	2005	2006
Northern California	3%	7%	6%
Arizona	1%	3%	3%
Southern California	1%	3%	5%
Northwest	1%	2%	1%
Colorado	*	5%	1%
Nevada	1%	1%	1%
Total	7%	21%	17%

* Less than 1%

In order to be successful in sustaining our occupancy rate, we have developed a plan to focus our attention on a group of 90 tenants. At the time we implemented the plan in the second quarter 2003, these “mighty ninety” tenants represented approximately 20% of our tenant population and over 50% of our annualized base rent, with leases expiring through the end of 2006.  For each of these tenants, we are taking a proactive approach by creating specific strategies for renewal, which may include blend and extend offers, early renewals, and other appropriate measures. As of June 30, 2004, we had renewed or re-leased 28 of these leases, nine of which were "blend and extend" leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, revenue recognition, allowance for doubtful accounts, stock compensation expense, and qualification as a REIT, each of which is discussed in more detail below. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, and those estimates could be different under different assumptions or conditions.

Valuation of Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes purchase price, other acquisition costs, and costs to develop properties which include interest and real estate taxes. In accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” a portion of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate properties are depreciated using the straight-line method over estimated useful lives. When circumstances such as adverse market conditions indicate an impairment of a property, we will recognize a loss to the extent that the carrying value exceeds the fair value of the property. The fair value of a property is determined by using an internally developed discounted cash flow analysis. The evaluation of the fair value of individual properties requires significant management judgments and assumptions that affect the amount of any impairment loss that we may recognize.  Significant changes in the facts and circumstances underlying these judgments and assumptions in future periods could cause significant impairment adjustments to be recorded.

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property. In the event a tenant downsizes into a smaller space with reduced rent, a pro-rated amount of the straight-line rent receivable is charged against income based on  square footage.  Lease termination income is recorded in the period the lease terminates according to the lease termination agreement. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables , taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  Significant judgments and estimates must be made by management and used in connection with establishing this allowance in any accounting period.  In the event that the allowance for doubtful accounts is insufficient to cover the actual amount of accounts that are subsequently written off in an accounting period, additional bad debt expense would be recognized as a current period charge in our income statement.

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” using the modified prospective method as prescribed in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.” The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994. Management is required to make certain assumptions in calculating the amount of any stock-based compensation expense, including assumptions relating to the fair value of options.  In determining the fair value of options, we make assumptions about the future volatility of our stock, the expected term to exercise the options, the expected dividend yields, and the risk-free interest rate.  The underlying assumptions affect amounts reported in future periods.

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

Variances in revenues, expenses, net income and cash flows for the six months ended June 30, 2004 when compared with the same period in 2003 were due primarily to the acquisition, development and redevelopment of operating properties as follows:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2003	30	2,592,000	56	4,565,000	86	7,157,000
Activity from January 1, 2003 through June 30, 2003:
Development+	-	-	1	41,000	1	41,000
Total at June 30, 2003	30	2,592,000	57	4,606,000	87	7,198,000

Activity from July 1, 2003 through June 30, 2004:
Acquisitions	3	380,000	6	647,000	9	1,027,000
Redevelopment++	(1)	(334,000)	(1)	(131,000)	(2)	(465,000)
Total at June 30, 2004	32	2,638,000	62	5,122,000	94	7,760,000

+

The property is included as development based on the date of shell completion.

++

One property was transferred from operating to development on March 1, 2004 as a redevelopment project, and one property was acquired on April 21, 2004 to be redeveloped.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Income from Property Operations

Income from property operations , defined as rental income less property expenses (which includes operating expenses, real estate taxes, and depreciation and amortization), decreased $888,000 or 6% in the three months ended June 30, 2004 compared with the three months ended June 30, 2003. This decrease is attributable to an increase in rental income of $2,207,000, offset by an increase in property expenses of $3,095,000.

The following table presents the change in income from property operations for the three months ended June 30, 2004 compared with the same period in 2003, detailing amounts contributed by properties acquired, the property transferred to redevelopment, the property developed, and properties that remained stable during the period from January 1, 2003 to June 30, 2004 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized	Total

Rental income	$ 3,957	$(877)	$118	$ (991)	$ 2,207
Property expenses: Operating expenses	(617)	(5)	(19)	183	(458)
Real estate taxes	(262)	2	(9)	(12)	(281)
Depreciation and amortization	(1,708)	128	(66)	(710)	(2,356)
Total property expenses	(2,587)	125	(94)	(539)	(3,095)
Income from property operations	$ 1,370	$(752)	$ 24	$(1,530)	$ (888)

+

Includes one property transferred from operating to development on March 1, 2004.

++

Includes one property with a shell completion date of January 1, 2003.

Rental Income

The net increase in rental income of $2,207,000 is primarily attributable to property acquisitions, partially offset by decreases in rental income on redevelopment and stabilized properties. The decrease in rental income of $991,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

Property Expenses

The net increase in property expenses of $3,095,000 is primarily attributable to property acquisitions and stabilized properties. The increase in operating expenses on stabilized properties of $539,000 is generally attributable to higher depreciation and amortization. This is due to a greater level of capital improvement spending required to obtain tenants.

General and Administrative Expenses

General and administrative expenses increased $332,000 or 27% in the three months ended June 30, 2004 compared with the same period in 2003, primarily as a result of the reversal of a bonus accrual in the second quarter of 2003 as well as expenses incurred in the second quarter of 2004 for employee and executive recruiting fees ..

Interest Expense

Interest expense, which includes amortization of loan fees, increased $304,000 or 6% in 2004 compared with 2003. The increase is attributable to the increase in mortgages used to finance property acquisitions in the fourth quarter of 2003.  This increase is partially offset by a lower weighted average outstanding balance on the line of credit in the second quarter of 2004 as well as a higher level of capitalized interest on development properties. The amortization of loan fees was $441,000 and $384,000 in the second quarter of 2004 and 2003, respectively.

Dividends

Common stock dividends to stockholders declared for the second quarter of 2004 were $0.51 per share. Common stock dividends to stockholders declared for the second quarter of 2003 were $0.50 per share. Consistent with our policy, dividends were paid in the quarter following the quarter in which they were declared. A q uarterly dividend on our Series A preferred stock of $1.09375 per share was declared on April 1, 2004 and paid on April 15, 2004.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Income from Property Operations

Income from property operations , defined as rental income less property expenses (which include operating expenses, real estate taxes, and depreciation and amortization), decreased $2,454,000 or 9% in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. This decrease is attributable to an increase in rental income of $3,301,000, offset by an increase in property expenses of $5,755,000.

The following table presents the change in income from property operations for the six months ended June 30, 2004 compared with the same period in 2003, detailing amounts contributed from properties acquired, the property transferred to redevelopment, the property developed, and properties that remained stable during the period from January 1, 2003 to June 30, 2004 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized	Total

Rental income	$ 6,622	$(1,079)	$ 234	$(2,476)	$ 3,301
Property expenses: Operating expenses	(1,058)	(9)	(31)	274	(824)
Real estate taxes	(433)	(61)	(18)	(64)	(576)
Depreciation and amortization	(2,954)	171	(118)	(1,454)	(4,355)
Total property expenses	(4,445)	101	(167)	(1,244)	(5,755)
Income from property operations	$ 2,177	$ (978)	$ 67	$(3,720)	$(2,454)

+

Includes one property transferred from operating to development on March 1, 2004.

++

Includes one property with a shell completion date of January 1, 2003.

Rental Income

The net increase in rental income of $3,301,000 is primarily attributable to property acquisitions, partially offset by decreases in rental income on stabilized properties and redevelopment. The decrease in rental income of $2,476,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rat e s.

Property Expenses

The net increase in property expenses of $5,755,000 is primarily attributable to property acquisitions and stabilized properties. The increase in operating expenses on stabilized properties of $1,244,000 is generally attributable to higher depreciation and amortization. This is due to a greater level of capital improvement spending required to obtain tenants.

General and Administrative Expenses

General and administrative expenses increased $153,000 or 5% in the six months ended June 30, 2004 compared with the six months ended June 30, 2003, primarily as a result of increased compensation expense associated with restricted stock grants and expenses incurred in the first half of 2004 for employee and executive recruiting fees.  These increases were partially offset by approximately $167,000 of state income tax refunds received in the first half of 2004 for the 2001 and 2002 tax years. These refunds were a result of a cost segregation study performed in 2003, which allowed us to accelerate our tax depreciation and therefore reduce our state income tax liability.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $952,000 or 9% in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase is attributable to the increase in mortgages used to finance property acquisitions in the fourth quarter of 2003.  This increase was partially offset by a lower weighted average outstanding balance on our line of credit during the first half of 2004 as well as a higher level of capitalized interest on development properties. The amortization of loan fees was $880,000 and $810,000 in the six months ended June 30, 2004 and 2003, respectively.

Dividends

Common stock dividends to stockholders declared for the first and second quarters of 2004 were $0.51 per share. Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share.  Consistent with our policy, dividends were paid in the quarter following the quarter in which they were declared. A q uarterly dividend on our Series A preferred stock of $1.09375 per share was declared and paid during each of the first and second quarters of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Net cash provided by operating activities increased approximately $4,821,000 to $25,042,000 for the six months ended June 30, 2004 as compared to $20,221,000 for the same period in 2003.  This increase was primarily due to additional operating cash flows from property acquisitions.  We acquired approximately $85,125,000 of operating properties during the third and fourth quarters of 2003 and approximately $36,700,000 during the second quarter 2004.  Additionally, effective January 1, 2004, our Jurupa Phase II development property was added to our operating portfolio with the cash flows from this property stabilizing during the six months ended June 30, 2004.

Investing Activities

Net cash used in investing activities increased approximately $52,572,000 to $56,264,000 for the six months ended June 30, 2004 as compared to $3,692,000 for the same period in 2003. The increase in cash used in investing activities was primarily due to the expenditure of approximately $46,700,000 on the acquisition of operating properties, a redevelopment property, and land parcels in the first half of 2004, as well as increased spending on building improvements and tenant improvements on existing operating properties necessary to make our properties more competitive in their respective markets.

Financing Activities

Net cash provided by financing activities increased approximately $43,528,000 to $28,536,000 for the six months ended June 30, 2004 as compared to net cash used by financing activities of $14,992,000 for the same period in 2003. The increase in cash provided by financing activities was primarily due to the net proceeds from our Series B preferred stock offering, higher net borrowings on our credit facility, which were both used to fund new property acquisitions, and due to decreased payments on mortgages due to the payoff of an approximately $18 million mortgage in 2003.  This increase in cash provided by financing activities was partially offset by decreased mortgage proceeds, increased payments to repurchase and retire our common stock, and increased payments of dividends and distributions.

Available Borrowings, Capital Resources, and Cash Balances

We expect to meet our long-term liquidity and capital requirements, such as funding the cost of acquisitions, capital expenditures, costs associated with lease renewals and re-letting of space, repayment of indebtedness, share repurchases, development of properties, and dividends from:

-

cash flow from operations;

-

borrowings under our credit facility and, if available, other indebtedness which may include indebtedness assumed in acquisitions or the refinancing of existing indebtedness;

-

the sale of real estate investments from time to time; and

-

issuance of long-term debt and equity securities.

On April 6, 2004, we completed a public offering of 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock at $25 per share. The net proceeds of approximately $58 million were used to finance the purchase of four operating properties, one redevelopment project and three parcels of land totaling 4.69 acres in the second and third quarters of 2004, which totaled approximately $57.4 million.

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had an outstanding balance of $68,832,000 and letters of credit issued and undrawn of $6,615,000 at June 30, 2004, leaving approximately $124,553,000 of available borrowing. We anticipate utilizing this available borrowing capacity as well as other potential sources of financing such as new mortgages and/or sale proceeds from real estate assets to fund our activities in the second half of 2004, including property acquisitions of up to approximately $150 million, planned development and redevelopment costs of approximately $8 million, and capital expenditures of approximately $8 million.

As of June 30, 2004, we had approximately $4,912,000 in cash and cash equivalents, including approximately $22,000 of restricted cash.  Restricted cash represents security deposits held in interest bearing cash deposit accounts in accordance with tenant leases.  Unrestricted cash includes approximately $3,778,000 held in a liquidity management investment account investing in money market instruments that are backed by U.S. government short term securities.  The balance of the unrestricted cash is in a demand deposit account which is used to fund our disbursements.

We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 93% of our real estate investments served as collateral for our existing indebtedness as of June 30, 2004. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of June 30, 2004, the facility had an outstanding balance of $68,832,000 and an effective interest rate of 2.98%.

 Mortgage loans payable at June 30, 2004 consist of the following (in thousands):

				Collateral as of June 30, 2004
Lender	Maturity Date	Interest Rate at June 30, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Investments
Union Bank	November 19, 2004	3.01%(1)	$ 20,386	9	3.62%	3.52%
TIAA-CREF	June 1, 2005	7.17%	24,987	5	5.22%	4.06%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	21,124	6	3.56%	3.58%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,275	2	0.80%	0.80%
Nationwide Life Insurance	November 1, 2005	4.61%	21,809	4	4.17%	4.26%
Prudential Insurance	July 31, 2006	8.90%	7,579	1	2.00%	1.58%
Prudential Insurance	July 31, 2006	6.91%	18,414	4	5.80%	4.57%
TIAA-CREF	December 1, 2006	7.95%	20,632	5	4.09%	4.03%
TIAA-CREF	June 1, 2007	7.17%	33,986	4	6.34%	5.28%
John Hancock	December 1, 2008	4.60%	11,800	5	2.59%	2.90%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,629	1	0.71%	0.74%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,451	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,696	8	8.33%	8.69%
John Hancock	December 1, 2010	4.95%	27,900	3	6.41%	5.13%
Washington Mutual	August 1, 2011	3.84%(3)	16,495	5	-	3.78%
TIAA-CREF	April 1, 2013	5.60%	47,748	5	7.78%	6.16%
Bank of America	November 1, 2013	5.45%	9,900	1	1.87%	1.97%
Bank of America	December 1, 2013	5.55%	11,400	4	2.54%	2.56%
JP Morgan	December 1, 2013	5.74%	24,853	1	5.63%	4.04%
Thrivent Financial	April 10, 2017	7.90%	3,048	1	-	1.10%
	Total		$368,112	74	71.46%	68.75%

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

The 74 operating properties that served as collateral for our mortgages had a net book value of approximately $524,390,000 as of June 30, 2004. We were in compliance with the various covenants and other requirements of our debt financing instruments during the six months ended June 30, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at June 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$ 68,832	$ -	$ -	$ 68,832
Mortgage loans payable	51,605	130,152	56,837	129,518	368,112
Interest obligations on bank loan and mortgage loans	22,766	34,821	20,496	23,461	101,544
Construction contract commitments	4,437	-	-	-	4,437
Stand-by letters of credit	6,615	-	-	-	6,615
Total	$ 85,423	$233,805	$ 77,333	$152,979	$549,540

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the six months ended June 30, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $80,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

We could experience a reduction in rental income if we are unable to renew or re-let space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of June 30, 2004, leases representing 7%, 21%, 17%, and 12% of our total annualized base rent were scheduled to expire during the remainder of 2004, 2005, 2006, and 2007, respectively. If the rental rates upon re-letting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-let, or the terms of renewal or re-letting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-letting our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-letting of space. Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-let space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 41% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of June 30, 2004, our 25 largest tenants accounted for approximately 41% of our total annualized base rent. We have been advised by a large tenant in Denver, Colorado, that it will not renew the 190,000 square feet that it currently leases. This tenant, whose lease expires on January 31, 2005, represents approximately 4% of our annualized base rent. The re-leasing of the square footage in the Denver market will require considerable capital expenditures and an indeterminate period of time. Further losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of June 30, 2004, approximately 51% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, a downturn in the performance of the commercial real estate markets and the local economies in various areas within California could adversely affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for office and light industrial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 13% of our net operating income for the six months ended June 30, 2004 was generated by our office, flex, and industrial research and development properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy in general and the market for office, flex, and industrial research and development space in the San Francisco Bay Area in particular. The market for this space in the San Francisco Bay Area is recovering from of one of the most severe downturns of the past several decades. This downturn was precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the 1998-2001 period, had been chiefly responsible for generating demand for, and increased prices of, local office properties. This downturn has harmed, and may continue to harm, our results of operations.  In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the six months ended June 30, 2004, none of our tenants had filed for bankruptcy. However, in the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a few major tenants may harm us and our ability to pay dividends to our stockholders.

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

A significant portion of our leases is scheduled to expire in the remainder of 2004, 2005, and 2006. To supplement the losses in net operating income caused by the leasing turnover, we expanded our acquisitions program in 2003 and during the first half of 2004. Acquisitions totaled approximately $85 million in 2003 and $57.4 million year-to-date as of August 9, 2004 , with continued focus on property acquisitions in the near future. As a part of the acquisitions program, we may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property. In the future, we expect the majority of our properties and portfolios of properties to be acquired on an “as is” basis, with limited recourse against the sellers. In addition, our investments may fail to perform in accordance with our expectations. Further, estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. To the extent that we acquire properties with substantial vacancies, as we have in the past, we may be unable to lease vacant space in a timely manner or at all, and the costs of obtaining tenants, including tenant improvements, lease concessions, and brokerage commissions, could prove more costly than anticipated.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $20 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $10 million is provided for properties located in California, which represent approximately 51% of our portfolio’s annualized base rent as of June 30, 2004. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

All of our properties have had Phase I environmental site assessments, which involve inspection without soil sampling or groundwater analysis, by independent environmental consultants and have been inspected for hazardous materials as part of our acquisition inspections. None of the Phase I assessments has revealed any environmental problems requiring material costs for clean up. The Phase I assessment for Milpitas Town Center, however, indicates that the groundwater under that property either has been or may in the future be, impacted by the migration of contaminants originating off-site. According to information available to us, the responsible party for this offsite source has been identified and has begun clean up. We do not believe that this environmental matter will impair the future value of Milpitas Town Center in any significant respect or that we will be required to fund any portion of the cost of remediation. We cannot assure you, however, that these Phase I assessments or our inspections have revealed all environmental liabilities and problems relating to this or any other of our properties.

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

Our $150 million credit agreement and our mortgage loans are collateralized by approximately 93% of our total real estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of June 30, 2004, our $150 million credit facility was collateralized by mortgages on 22 properties that accounted for approximately 22% of our annualized base rent and approximately 24% of our total real estate assets. All of our mortgage loans were collateralized by 74 properties that accounted for approximately 71% of our annualized base rent and approximately 69% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of June 30, 2004, our $150 million credit facility had an outstanding balance of $68.8 million, and we had other floating rate loans of $36.9 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations for 2003 and the first half of 2004 have benefited from low levels of interest rates that are currently near historic lows. Should this trend in interest rates reverse itself, our operating results could be harmed.

We use borrowings to finance the acquisition, development and operation of properties and to repurchase our common stock, and we cannot assure you that financing will be available on commercially reasonable terms, or at all, in the future.

We borrow money to pay for the acquisition, development, and operation of our properties, to repurchase our common stock, and for other general corporate purposes. Our credit facility currently expires on March 31, 2007, when the principal amount of all outstanding borrowings must be paid. Since the term of our credit facility is limited, our ability to fund acquisitions and provide funds for working capital and other cash needs following the expiration or utilization of the credit facility will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available to us on commercially reasonable terms, or at all, at the time we may require such financing.

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

We have significant debt service obligations. As of June 30, 2004, we had total liabilities of approximately $468.1 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $347.7 million. Payments to service this debt totaled approximately $16.0 million during the six months ended June 30, 2004. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors, or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT. Generally, income from derivative transactions qualifies for purposes of the 95% gross income test but not for purposes of the 75% gross income test. We have entered into swap agreements to hedge our exposure to variable interest rates on two mortgages with remaining principal balances of approximately $24.4 million as of June 30, 2004. Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed. However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future. If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of June 30, 2004, interest rates in the U.S. remained near their historic lows.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our existing debt instruments permit us to incur additional indebtedness and other liabilities, subject to the restrictions contained in those debt instruments. As of June 30, 2004, we had approximately $436.9 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

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

FINANCIAL PERFORMANCE

Our Funds from Operations (FFO) during the three and six months ended June 30, 2004 was $12,226,000 and $23,870,000, respectively. During the same periods in 2003, FFO was $12,297,000 and $24,878,000, respectively. Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income available to common stockholders. The following table sets forth a reconciliation of the differences between our FFO and our net income available to common stockholders for each of the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Funds From Operations (in thousands, except share amounts):
Net income available to common stockholders	$ 4,875	$ 7,302	$ 9,611	$14,974
Adjustments: Depreciation and amortization	7,351	4,995	14,259	9,904
Funds From Operations	$12,226	$12,297	$23,870	$24,878
Weighted average number of shares – diluted	16,059,299	16,423,089	16,181,870	16,412,916

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

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending June 30,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Variable rate debt	$21,078	$719	$69,579	$777	$807	$12,754	$105,714	$105,714
Weighted average interest rate	3.04%	3.84%	2.99%	3.84%	3.84%	3.84%	3.12%	3.12%
Fixed rate debt	$30,526	$49,360	$79,326	$3,297	$51,957	$116,764	$331,230	$333,955
Weighted average interest rate	6.98%	4.06%	7.43%	6.22%	6.54%	5.49%	6.05%	5.75%

As the table incorporates only those exposures that existed as of June 30, 2004, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 33 basis points, interest expense on our outstanding variable rate debt would increase by approximately $297,000 annually.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information with respect to shares of our common stock that we repurchased during the three months ended June 30, 2004.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (2)
April 1-30, 2004	75,000	$27.86	75,000	1,853,863
May 1-31, 2004	277,588	$27.35	266,300	1,576,275
June 1-30, 2004	10,656	$29.03	-	1,565,619
Total	363,244	$27.51	341,300	1,565,619

(1)

During the second quarter of 2004, we acquired 21,944 shares of our common stock from our employees (a) in consideration for satisfying their payroll tax obligations and (b) in connection with their stock option exercises. The acquisitions were not made pursuant to a publicly announced repurchase program.

(2)

On July 7, 1998, we announced that our board of directors had authorized management to repurchase up to 3 million shares of our common stock through open market transactions. The board of directors subsequently approved increases in the number of share repurchases to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.  The share repurchase program does not have an expiration date. We repurchased 341,300 shares of our common stock pursuant to this program during the quarter ended June 30, 2004.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

We held our annual stockholders' meeting on May 13, 2004 to consider the following proposals:

1.

To elect six directors by the holders of our common stock for the ensuing year.

2.

To approve our Amended and Restated 2002 Directors’ Stock Plan.

3.

To ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as our independent public accountants for the year ending December 31, 2004.

All proposals were approved.  With respect to the first proposal, the stockholders elected each of the following six nominees to serve as a member of our Board of Directors until the next annual meeting of stockholders or until their earlier retirement, resignation or removal.  Votes for the directors were cast as follows:

Director	For	Withheld

Peter B. Bedford	14,767,732	715,013

Anthony M. Frank	14,464,429	1,018,316

Peter Linneman	15,366,930	115,815

Bowen H. McCoy	15,366,608	116,137

Thomas H. Nolan	14,497,376	985,369

Martin I. Zankel	13,842,535	1,640,210

Following are the results of the voting for proposals 2 and 3:

		For	Against	Abstain	No Vote

2.	To approve our Amended and Restated 2002 Directors’ Stock Plan	11,013,972	405,317	130,388	3,933,068

3.	To ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as our independent public accountants for the year ending December 31, 2004	14,338,234	1,068,135	76,376	-

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

10.72*

Amended and Restated 2002 Directors' Stock Plan of Bedford Property Investors, Inc., dated May 13, 2004.

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

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith

B.

Reports on Form 8-K

On April 1, 2004, we filed a report on Form 8-K to disclose and furnish as an exhibit an Underwriting Agreement with Morgan Stanley & Co., Incorporated, Banc of America Securities LLC and RBC Dain Rauscher Inc. in connection with our public offering of 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock.

On April 20, 2004, we filed a report on Form 8-K and a report on Form 8-K/A to furnish to the Securities and Exchange Commission our press release issued on April 19, 2004, which reported our financial results for the quarter ended March 31, 2004, and to disclose our CEO’s intention to retire.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2004

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

10.72*

Amended and Restated 2002 Directors' Stock Plan of Bedford Property Investors, Inc., dated May 13, 2004.

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