Form 10-Q
period 2004-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2004-11-09
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

           Class

Outstanding as of November 5 , 2004

Common Stock, $0.02 par value

16,323,011

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements (Unaudited)

Statement

1

Consolidated Balance Sheets as of September 30, 2004

and December 31, 2003

2

Consolidated Statements of Income for the three and nine months ended

September 30, 2004 and 2003

3

Consolidated Statement of Stockholders' Equity for the

nine months ended September 30, 2004

4

Consolidated Statements of Cash Flows for the nine months ended

September 30, 2004 and 2003

5

Notes to Consolidated Financial Statements

6-19

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

20-43

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

44

Item 4.  Controls and Procedures

44

PART II.  OTHER INFORMATION

Items 1 - 6

45-46

SIGNATURES

47

EXHIBIT INDEX

48

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

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
Assets: Real estate investments:
Industrial buildings	$429,311	$414,392
Office buildings	395,249	375,844
Properties under development	52,358	-
Land held for development	14,204	14,071
	891,122	804,307
Less accumulated depreciation	94,295	81,638
	796,827	722,669
Operating property held for sale, net	8,280	-
Total real estate investments	805,107	722,669
Cash and cash equivalents	8,748	7,598
Accounts receivable, net	942	923
Note receivable, net	96	-
Other assets	49,439	42,429
Total assets	$864,332	$773,619
Liabilities and Stockholders' Equity:
Bank loan payable	$109,232	$ 68,978
Mortgage loans payable	375,845	368,542
Accounts payable and accrued expenses	9,787	8,874
Dividends payable	8,325	8,319
Other liabilities	17,538	15,007
Total liabilities	520,727	469,720
Commitments and contingencies (Note 9)
Stockholders' equity: Preferred stock, $0.01 par value; authorized 6,795,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at September 30, 2004 and December 31, 2003; stated liquidation preference of $40,250	38,947	38,947
Series B 7.625% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 2,400,000 shares at September 30, 2004; stated liquidation preference of $60,000	57,780	-
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,322,752 shares at September 30, 2004 and 16,311,955 shares at December 31, 2003	326	326
Additional paid-in capital	289,022	289,734
Deferred stock compensation	(10,901)	(5,476)
Accumulated dividends in excess of net income	(31,735)	(19,721)
Accumulated other comprehensive income	166	89
Total stockholders' equity	343,605	303,899
Total liabilities and stockholders' equity	$864,332	$773,619

See accompanying notes to consolidated  financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Nine Months
	2004	2003	2004	2003
Rental income	$ 28,722	$ 26,093	$ 84,831	$ 78,897
Rental expenses: Operating expenses	5,476	4,647	15,708	14,056
Real estate taxes	2,777	2,415	8,668	7,730
Depreciation and amortization	7,668	5,917	21,811	15,705
General and administrative expenses	1,655	1,373	4,743	4,308
Income from operations	11,146	11,741	33,901	37,098

Other income (expense)
Interest income	9	22	38	94
Interest expense	(5,810)	(5,179)	(17,538)	(15,946)
Income from continuing operations	5,345	6,584	16,401	21,246
Income from discontinued operations	170	135	486	447
Net income	5,515	6,719	16,887	21,693
Preferred dividends – Series A	(880)	-	(2,641)	-
Preferred dividends – Series B	(1,258)	-	(1,258)	-
Net income available to common stockholders	$ 3,377	$ 6,719	$ 12,988	$ 21,693
Income per common share – basic: Income from continuing operations	$ 0.20	$ 0.41	$ 0.79	$ 1.32
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income available to common stockholders	$ 0.21	$ 0.42	$ 0.82	$ 1.35
Weighted average number of shares - basic	15,743,554	16,007,170	15,846,577	16,070,459
Income per common share – diluted: Income from continuing operations	$ 0.20	$ 0.40	$ 0.78	$ 1.29
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income available to common stockholders	$ 0.21	$ 0.41	$ 0.81	$ 1.32
Weighted average number of shares – diluted	15,977,814	16,298,297	16,124,418	16,386,088
Dividends declared per common share	$ 0.51	$ 0.51	$ 1.53	$ 1.51

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

(in thousands, except per share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2003	$38,947	$ -	$326	$289,734	$(5,476)	$(19,721)	$ 89	$303,899
Issuance of preferred stock	-	57,780	-	-	-	-	-	57,780
Issuance of common stock	-	-	4	4,468	-	-	-	4,472
Repurchase and retirement of common stock	-	-	(9)	(12,682)	-	-	-	(12,691)
Stock option expense	-	-	-	78	-	-	-	78
Issuance of restricted stock	-	-	5	7,449	(7,454)	-	-	-
Forfeiture of restricted stock	-	-	-	(25)	25	-	-	-
Amortization of restricted stock	-	-	-	-	2,004	-	-	2,004
Dividends to common stockholders ($1.53 per share)	-	-	-	-	-	(25,002)	-	(25,002)
Dividends to Series A preferred stockholders ($3.28125 per share)	-	-	-	-	-	(2,641)	-	(2,641)
Dividends to Series B preferred stockholders ($0.5242 per share)	-	-	-	-	-	(1,258)	-	(1,258)
Subtotal	38,947	57,780	326	289,022	(10,901)	(48,622)	89	326,641
Net income	-	-	-	-	-	16,887	-	16,887
Other comprehensive income	-	-	-	-	-	-	77	77
Comprehensive income	-	-	-	-	-	16,887	77	16,964
Balance, September 30, 2004	$38,947	$57,780	$326	$289,022	$(10,901)	$(31,735)	$166	$343,605

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

(in thousands)

	2004	2003
Operating Activities: Net income	$ 16,887	$ 21,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts for deferred loan costs and discontinued operations	23,310	17,265
Amortization of deferred compensation	2,004	1,803
Stock compensation expense	78	146
Uncollectible accounts expense	306	33
Change in receivables and other assets	(1,976)	(2,374)
Change in accounts payable and accrued expenses	577	(1,571)
Change in other liabilities	(128)	(1,272)
Net cash provided by operating activities	41,058	35,723
Investing Activities: Investments in real estate	(106,253)	(24,310)
Net cash used in investing activities	(106,253)	(24,310)
Financing Activities: Proceeds from bank loans payable	109,981	63,224
Repayments of bank loans payable	(69,727)	(105,711)
Proceeds from mortgage loans payable	12,601	48,500
Repayments of mortgage loans payable	(5,297)	(22,654)
Payment of loan costs, net	(1,879)	(1,018)
Issuance of preferred stock, net of issuance costs	57,780	39,042
Issuance of common stock	4,472	3,030
Repurchase and retirement of common stock	(12,691)	(10,006)
Payment of dividends and distributions	(28,895)	(24,785)
Net cash provided by (used in) financing activities	66,345	(10,378)
Net increase in cash and cash equivalents	1,150	1,035
Cash and cash equivalents at beginning of period	7,598	3,727
Cash and cash equivalents at end of period	$ 8,748	$ 4,762
Supplemental disclosure of cash flow information: Cash paid for interest, net of amounts capitalized of $1,280 in 2004 and $110 in 2003	$ 16,183	$ 15,055
Cash paid during the year for income taxes	$ 12	$ 300

See accompanying notes to consolidated financial statements

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2004

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

Accounting for Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) 67, "Accounting for Costs and Initial Rental Operations of Real Estate," costs associated with the development of real estate include acquisition and direct construction costs as well as capitalization of real estate taxes, insurance, incidental revenue and expenses, and a portion of salaries and overhead of personnel responsible for development activity.  In addition, we capitalize interest during development according to SFAS 34, "Capitalization of Interest Cost."  The amount of interest capitalized during a period is determined by applying the weighted average rate of our borrowings to the average accumulated costs, excluding interest, of the project. The capitalization of interest, real estate taxes, insurance, and incidental revenue and expenses begins when construction of a project commences and ends when a project or a portion of the project is placed in service, not to exceed twelve months from the cessation of construction activities.  The capitalization of salaries and overhead of development personnel commences upon development approval from the prevailing governing authorities and ends with completion of the project.

Stock-Based Compensation

Prior to 2003, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25 and all related interpretations. As of January 1, 2003, we adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  As of September 30, 2004 and December 31, 2003, our allowance for doubtful accounts related to accounts receivable was approximately $36,000 and $14,000, respectively. As of September 30, 2004, our allowance for doubtful accounts related to a note receivable was approximately $183,000. Accounts and note receivable amounts are presented net of these allowances for doubtful accounts in the consolidated balance sheets.

Per Share Data

Per share data are based on the weighted average number of shares of our common stock outstanding during the year. We include stock options issued under our stock option plans and non-vested restricted stock in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect.

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” FIN 46-R requires that any entity meeting certain rules relating to a company’s equity investment at risk and level of financial control be consolidated as a variable interest entity. The statement is applicable to all variable interest entities created or acquired after January 31, 2003, and the first interim or annual reporting period beginning after December 15, 2003, for variable interest entities in which a company holds a variable interest that was acquired before February 1, 2003. We have adopted FIN 46-R in the time frames as required by the statement. There is no significant effect on our financial position, results of operations, or cash flows as a result of the initial adoption of this standard in regard to existing variable interest entities; however, future newly formed entities could meet these requirements and will be recorded as appropriate. At September 30, 2004, we did not own any equity investments that qualified as variable interest entities.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

Note 2 – Real Estate Investments

As of September 30, 2004, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	62	$429,311	48%
Office buildings	33	395,249	44%
Properties under development	10	52,358	6%
Land held for development	12	14,204	1%
	117	891,122	99%
Operating property held for sale*	1	9,504	1%
Total	118	$900,626	100%

* Shown net of accumulated depreciation of $1,224,000 on the Consolidated Balance Sheet at September 30, 2004.

The following t able sets forth our real estate investments at September 30, 2004 and December 31, 2003 (in thousands):

	Land	Building	Development In-Progress	Less Accumulated Depreciation	Total
Industrial buildings Northern California	$68,084	$140,760	$ -	$25,510	$183,334
Arizona	25,628	83,741	-	13,545	95,824
Southern California	15,006	37,139	-	7,311	44,834
Northwest	7,915	24,390	-	4,249	28,056
Nevada	7,784	18,864	-	1,070	25,578
Total industrial buildings	124,417	304,894	-	51,685	377,626
Office buildings Northern California	6,073	25,574	-	5,017	26,630
Arizona	24,443	56,172	-	4,427	76,188
Southern California	15,413	50,920	-	5,150	61,183
Northwest	7,457	83,926	-	12,109	79,274
Colorado	13,706	98,074	-	13,735	98,045
Nevada	2,102	11,389	-	2,172	11,319
Total office buildings	69,194	326,055	-	42,610	352,639
Properties under development Arizona	-	-	9,756	-	9,756
Southern California	-	-	3,407	-	3,407
Northwest	-	-	39,195	-	39,195
Total properties under development	-	-	52,358	-	52,358
Land held for development Northern California	5,913	-	-	-	5,913
Arizona	637	-	-	-	637
Southern California	710	-	-	-	710
Northwest	1,153	-	-	-	1,153
Colorado	3,949	-	-	-	3,949
Nevada	1,842	-	-	-	1,842
Total land held for development	14,204	-	-	-	14,204
Operating property held for sale
Southern California	2,229	7,275	-	1,224	8,280
Total as of September 30, 2004	$210,044	$638,224	$52,358	$95,519	$805,107
Total as of December 31, 2003	$200,836	$603,471	$ -	$81,638	$722,669

Our personnel directly manage all but six of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained outside managers to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada; Russell Commerce Center in Las Vegas, Nevada; Northport Business Center in North Las Vegas, Nevada; and Suntech I, Suntech II, and Tanasbourne Corporate Park in Hillsboro, Oregon. All financial record keeping is centralized at our corporate office in Lafayette, California.

Note 3. Debt

Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line of credit with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of September 30, 2004, the facility had a total outstanding balance of $109,232,000 and an effective interest rate of 3.32%, and was collateralized by our interests in 25 properties with a net book value of approximately $208,991,000. These properties collectively accounted for approximately 26% of our annualized base rent for 2004 and approximately 26% of our total real estate assets at September 30, 2004.

Including both the current $150 million revolving credit facility and the $40 million unsecured bridge facility that existed during the period ended September 30, 2003, the daily weighted average outstanding balances were $75,193,000 and $105,829,000 for the nine months ended September 30, 2004 and 2003, respectively. The weighted average annual interest rates under the credit facilities in each of these periods were 3.04% and 3.25%, respectively.

The credit facilities contain or contained various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (FFO). We were in compliance with the various covenants and requirements of our credit facilities during the nine months ended September 30, 2004 and during the year ended December 31, 2003.

Mortgage Loans Payable

In April 2004, we assumed a mortgage with an outstanding balance of approximately $3,070,000 in connection with the acquisition of a property. The mortgage with Thrivent Financial for Lutherans carried a fixed interest rate of 7.90% and had a maturity date of April 10, 2017. Subsequently, in July 2004, we renegotiated the mortgage with an outstanding balance of $3,036,000, resulting in an increased loan amount, an extended term, and a lower interest rate. The new mortgage contains provisions for two additional fundings, the first of which took place on July 29, 2004 for $2,464,000. The second funding of $2,500,000 will take place in 2005, bringing the total mortgage amount to $8,000,000. The new interest rate on this mortgage is currently 5.94% and will be reduced to 5.60% after the second funding in 2005. The mortgage matures on August 15, 2029.

In August 2004, we assumed a mortgage with an outstanding balance of approximately $7,066,000 in connection with the acquisition of a property. The mortgage with Woodmen of the World carries a fixed interest rate of 7.23% and has a maturity date of July 1, 2012.

Mortgage loans payable at September 30, 2004 consist of the following (in thousands):

				Collateral as of September 30, 2004
Lender	Maturity Date	Interest Rate at September 30, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Investments
Union Bank	November 19, 2004	3.01%(1)	$ 20,242	9	3.47%	3.34%
TIAA-CREF	June 1, 2005	7.17%	24,845	5	4.99%	3.87%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	20,938	6	3.41%	3.39%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,246	2	0.76%	0.76%
Nationwide Life Insurance	November 1, 2005	4.61%	21,679	4	4.14%	4.05%
Prudential Insurance	July 31, 2006	8.90%	7,516	1	1.94%	1.50%
Prudential Insurance	July 31, 2006	6.91%	18,291	4	5.88%	4.34%
TIAA-CREF	December 1, 2006	7.95%	20,530	5	3.89%	3.83%
TIAA-CREF	June 1, 2007	7.17%	33,793	4	5.80%	5.01%
John Hancock	December 1, 2008	4.60%	11,800	5	2.29%	2.75%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,617	1	0.68%	0.70%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,443	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,470	8	7.95%	8.24%
John Hancock	December 1, 2010	4.95%	27,900	3	6.12%	4.86%
Washington Mutual	August 1, 2011	3.98%(3)	16,326	5	-	3.92%
Woodmen of the World	July 1, 2012	7.23%	7,056	1	1.08%	0.94%
TIAA-CREF	April 1, 2013	5.60%	47,581	5	7.44%	5.92%
Bank of America	November 1, 2013	5.45%	9,900	1	1.77%	1.87%
Bank of America	December 1, 2013	5.55%	11,400	4	2.41%	2.43%
JP Morgan	December 1, 2013	5.74%	24,780	1	5.33%	3.83%
Thrivent Financial	August 15, 2029	5.94%	5,492	1	-	1.08%
	Total		$375,845	75	69.35%	66.63%

(1)

Floating rate based on LIBOR plus 1.60%. We exercised the option to lock in a rate of 3.01% until maturity.

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

The 75 operating properties that served as collateral for our mortgages had a net book value of approximately $533,619,000 as of September 30, 2004. We were in compliance with the covenants and requirements of our various mortgages during the nine months ended September 30, 2004 and during the year ended December 31, 2003.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending September 30 (in thousands):

2005	$ 74,773
2006	50,842
2007	55,507
2008	4,318
2009	52,516
Thereafter	137,889
Total	$375,845

Note 4.  Stockholders' Equity

Series A Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a total of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears and are recorded when declared. The initial dividend of $685,000 was declared on October 1, 2003 and paid on October 15, 2003 for the period from August 5, 2003 through October 14, 2003. Quarterly dividends were declared and paid in the first three quarters of 2004 as follows:

Amount
1st Quarter	$880,000
2nd Quarter	881,000
3rd Quarter	880,000
Total	$2,641,000

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

Series B Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for a total of $60,000,000. We pay cumulative dividends on the shares from the date of original issuance at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year.  Dividends on the shares are paid quarterly in arrears beginning on July 15, 2004 and are recorded when declared.  The initial dividend of $1,258,000 was declared on July 1, 2004 and paid on July 15, 2004 for the period from April 6, 2004 through July 14, 2004.

The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

The net proceeds of approximately $58 million from the sale of the Series B preferred stock were used to finance a portion of the approximately $92.4 million in property acquisitions made during the second and third quarters of 2004.

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2004 through September 30, 2004:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Balance, December 31, 2003	16,311,955	805,000	-
Issuance of preferred stock	-	-	2,400,000
Issuance of common stock	212,612	-	-
Repurchase and retirement of common stock	(453,655)	-	-
Issuance of restricted stock	161,899	-	-
Issuance of restricted stock due to stock option conversion	90,974	-	-
Forfeiture of restricted stock	(1,033)	-	-
Balance, September 30, 2004	16,322,752	805,000	2,400,000

Note 5.  Property Held for Sale

In accordance with SFAS 144, income from the property held for sale as of September 30, 2004 is presented in the income statement as discontinued operations for the three and nine months ended September 30, 2004 and 2003.  Income from discontinued operations includes an allocation of interest expense based on the percentage of the cost basis of the property held for sale to the cost basis of total real estate assets as of September 30, 2004 and 2003.  The following schedule presents the calculation of income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Rental income	$303	$303	$956	$960
Rental expenses: Operating expenses	18	16	53	51
Real estate taxes	27	27	82	80
Depreciation and amortization	19	58	135	174
Interest expense	69	67	200	208
Income from discontinued operations	$170	$135	$486	$447

As of September 30, 2004 and December 31, 2003, assets and liabilities related to the property held for sale were as follows (in thousands):

	September 30, 2004	December 31, 2003
Other assets	$391	$505
Accounts payable and accrued expenses	$ 27	$ -
Other liabilities	$183	$180

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based upon income from operations from the combined properties in each segment.

	For the three months ended September 30, 2004 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 8,882	$ 6,201	$ 5,540	$ 4,587	$ 3,512	$ -	$ 28,722
Rental expenses:
Operating expenses and real estate taxes	2,306	1,685	1,219	1,603	1,440	-	8,253
Depreciation and amortization	1,977	1,705	1,744	1,154	1,088	-	7,668
General and administrative expenses	-	-	-	-	-	1,655	1,655
Income from operations	4,599	2,811	2,577	1,830	984	(1,655)	11,146

Other income (expense)
Interest income (1)	5	-	-	2	-	2	9
Interest expense	-	-	-	-	-	(5,810)	(5,810)

Income from continuing o perations	4,604	2,811	2,577	1,832	984	(7,463)	5,345
Income from discontinued operations	-	-	170	-	-	-	170
Net income (loss)	$ 4,604	$ 2,811	$ 2,747	$ 1,832	$ 984	$ (7,463)	$ 5,515
Real estate investments	$259,896	$200,377	$160,588	$164,036	$115,729	$ -	$900,626
Additions of real estate investments	$ 390	$ 28,718	$ 1,992	$ 15,609	$ 77	$ -	$ 46,786
Total assets	$284,436	$179,647	$163,030	$143,820	$ 89,281	$ 4,118	$864,332

(1)  The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the nine months ended September 30, 2004 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income Rental expenses:	$ 27,336	$ 17,026	$ 16,474	$ 13,353	$ 10,642	$ -	$ 84,831
Operating expenses and real estate taxes	6,670	4,905	3,623	4,744	4,434	-	24,376
Depreciation and amortization	5,808	4,544	5,051	3,129	3,279	-	21,811
General and administrative expenses	-	-	-	-	-	4,743	4,743
Income from operations	14,858	7,577	7,800	5,480	2,929	(4,743)	33,901

Other income (expense)
Interest income (1)	16	-	-	8	-	14	38
Interest expense	-	-	-	-	-	(17,538)	(17,538)

Income from continuing operations	14,874	7,577	7,800	5,488	2,929	(22,267)	16,401
Income from discontinued operations	-	-	486	-	-	-	486
Net income (loss)	$ 14,874	$ 7,577	$ 8,286	$ 5,488	$ 2,929	$ (22,267)	$ 16,887
Real estate investments	$259,896	$200,377	$160,588	$164,036	$115,729	$ -	$900,626
Additions of real estate investments	$ 3,512	$ 54,408	$ 6,514	$ 31,417	$ 468	$ -	$ 96,319
Total assets	$284,436	$179,647	$163,030	$143,820	$ 89,281	$ 4,118	$864,332

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

	For the three months ended September 30, 2003 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income Rental expenses:	$ 9,962	$ 4,681	$ 3,292	$ 4,619	$ 3,539	$ -	$ 26,093
Operating expenses and real estate taxes	2,298	1,176	701	1,472	1,415	-	7,062
Depreciation and amortization	1,966	1,417	579	988	967	-	5,917
General and administrative expenses	-	-	-	-	-	1,373	1,373
Income from operations	5,698	2,088	2,012	2,159	1,157	(1,373)	11,741

Other income (expense)
Interest income (1)	6	-	-	4	-	12	22
Interest expense	-	-	-	-	-	(5,179)	(5,179)

Income from continuing operations	5,704	2,088	2,012	2,163	1,157	(6,540)	6,584
Income from discontinued operations	-	-	135	-	-	-	135
Net income	$ 5,704	$ 2,088	$ 2,147	$ 2,163	$ 1,157	$ (6,540)	$ 6,719
Real estate investments	$258,046	$140,831	$103,811	$132,447	$114,124	$ -	$749,259
Additions of real estate investments	$ 209	$ 7,835	$ 11,424	$ 50	$ 988	$ -	$ 20,506
Total assets	$273,086	$120,199	$116,043	$119,120	$ 72,724	$ 4,397	$705,569

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

	For the nine months ended September 30, 2003 (in thousands)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 30,702	$ 13,963	$ 9,661	$ 13,931	$ 10,640	$ -	$ 78,897
Rental expenses:
Operating expenses and real estate taxes	6,836	4,129	2,043	4,352	4,426	-	21,786
Depreciation and amortization	5,214	3,319	1,598	2,900	2,674	-	15,705
General and administrative expenses	-	-	-	-	-	4,308	4,308
Income from operations	18,652	6,515	6,020	6,679	3,540	(4,308)	37,098
Other income (expense)
Interest income (1)	21	-	-	16	-	57	94
Interest expense	-	-	-	-	-	(15,946)	(15,946)
Income from continuing operations	18,673	6,515	6,020	6,695	3,540	(20,197)	21,246
Income from discontinued operations	-	-	447	-	-	-	447
Net income (loss)	$ 18,673	$ 6,515	$ 6,467	$ 6,695	$ 3,540	$(20,197)	$ 21,693
Real estate investments	$258,046	$140,831	$103,811	$132,447	$114,124	$ -	$749,259
Additions of real estate investments	$ 1,093	$ 8,053	$ 11,856	$ 328	$ 2,741	$ -	$ 24,071
Total assets	$273,086	$120,199	$116,043	$119,120	$ 72,724	$ 4,397	$705,569

(1)  The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 7.  Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic:
Income from continuing operations	$ 5,345	$ 6,584	$ 16,401	$ 21,246
Less: preferred dividends – Series A	(880)	-	(2,641)	-
Less: preferred dividends – Series B	(1,258)	-	(1,258)	-
Income available to common stockholders from continuing operations	3,207	6,584	12,502	21,246
Income from discontinued operations	170	135	486	447
Net income available to common stockholders	$ 3,377	$ 6,719	$ 12,988	$ 21,693
Weighted average number of shares - basic	15,743,554	16,007,170	15,846,577	16,070,459
Income per common share – basic: Income from continuing operations	$ 0.20	$ 0.41	$ 0.79	$ 1.32
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income available to common stockholders	$ 0.21	$ 0.42	$ 0.82	$ 1.35
Diluted:
Income from continuing operations	$ 5,345	$ 6,584	$ 16,401	$ 21,246
Less: preferred dividends – Series A	(880)	-	(2,641)	-
Less: preferred dividends – Series B	(1,258)	-	(1,258)	-
Income available to common stockholders from continuing operations	3,207	6,584	12,502	21,246
Income from discontinued operations	170	135	486	447
Net income available to common stockholders	$ 3,377	$ 6,719	$ 12,988	$ 21,693
Weighted average number of shares – basic	15,743,554	16,007,170	15,846,577	16,070,459
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	112,002	150,095	125,458	158,074
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	122,258	141,032	152,383	157,555
Weighted average number of shares – diluted	15,977,814	16,298,297	16,124,418	16,386,088
Income per common share – diluted: Income from continuing operations	$ 0.20	$ 0.40	$ 0.78	$ 1.29
Income from discontinued operations	0.01	0.01	0.03	0.03
Net income available to common stockholders	$ 0.21	$ 0.41	$ 0.81	$ 1.32

Stock option grants and restricted stock awards with an exercise or issuance price on the date of grant that is above market price as of September 30, 2004 are considered antidilutive and have been excluded from the weighted average share calculations. For the three and nine months ended September 30, 2004, 4,955 and 2,058 of our stock options and restricted stock awards have been excluded from the “weighted average number of shares – diluted,” respectively. Stock options and restricted stock awards of 167,000 and 192,458 have been excluded from the “weighted average number of shares – diluted” for the three and nine months ended September 30, 2003, respectively.

Note 8. Related Party Transactions

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the nine months ended September 30, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $81,000, respectively.

Note 9. Commitments and Contingencies

As of September 30, 2004, we had outstanding contractual construction commitments of approximately $2. 4 million relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $6,223,000 as of September 30, 2004.

From time to time, we are subject to legal claims in the ordinary course of business. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 10. Subsequent Events

On October 1, 2004, we declared dividends on our Series A preferred stock of approximately $880,000 for the period from July 15, 2004 through October 14, 2004. On October 15, 2004, these dividends were paid to the holders of our Series A preferred stock.

On October 1, 2004, we declared dividends on our Series B preferred stock of approximately $1,144,000 for the period from July 15, 2004 through October 14, 2004.  On October 15, 2004, these dividends were paid to the holders of our Series B preferred stock.

On October 12, 2004, we purchased an 83,600 square-foot research and development building in Gilbert, Arizona for $11,200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bedford Property Investors, Inc. is a self-administered and self-managed equity real estate investment trust (REIT). We own, manage, acquire and develop industrial and suburban office properties proximate to metropolitan areas in the western United States. As of September 30, 2004, we owned 96 operating properties totaling approximately 8.0 million rentable square feet and 12 parcels of land totaling approximately 50 acres. In addition, we owned five office properties and one industrial property that are currently under redevelopment, one shell completed office/research and development property under lease-up, and two service-flex projects currently under development. The five office properties currently under redevelopment were previously a five-building complex that was reported as one operating property in prior reports. Of the 96 operating properties, 63 are industrial buildings and 33 are suburban offices. Our properties are located in Northern California, Southern California, Arizona, Washington, Colorado, Oregon, and Nevada.

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

OVERVIEW

Significant Events During the Quarter

In July 2004, we renegotiated an existing mortgage with Thrivent Financial for Lutherans.  The mortgage had an outstanding balance of approximately $3,036,000, a fixed interest rate of 7.90%, and a maturity date of April 10, 2017.  The new mortgage contains provisions for two additional fundings, the first of which took place on July 29, 2004 for $2,464,000.  The second funding of $2,500,000 will take place in 2005, bringing the total mortgage amount to $8,000,000.  The new interest rate on this mortgage is currently 5.94% and will be reduced to 5.60% after the second funding in 2005.  The mortgage matures on August 15, 2029.  As of September 30, 2004, the outstanding balance on this mortgage was approximately $5,492,000.

On August 6, 2004, we purchased a 77,965 square-foot research and development building in Hillsboro, Oregon for $9,800,000. In connection with this acquisition, we assumed an existing mortgage of approximately $7 million with a fixed interest rate of 7.23% and a maturity date of July 1, 2012.  The property is 100% leased to a single tenant.

On August 18, 2004, we purchased a two-building 196,501 square-foot office complex in Phoenix, Arizona for $31,200,000.  The property is 78% leased to twelve tenants.

On September 27, 2004 we purchased an 83,244 square-foot research and development building in Hillsboro, Oregon for $3,800,000.  The newly constructed property is shell complete and is currently in the lease-up phase.

Market Conditions

The Northwest Region

We believe that the Puget Sound area is still experiencing the effects of significant job loss resulting from the technology and telecommunication industry slowdowns. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both in the direct leasing and sub-leasing markets, and weaker deal terms. At September 30, 2004, our Northwest operating portfolio, which includes three Oregon properties, was 95% occupied with 48,000 square feet vacant in three properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our 334,000 square-foot five-building complex upon expiration of its lease. We have transferred this property to our development portfolio and have commenced a program to re-position the complex as a campus-style office park ..

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

Another Bay Area sub-market that has demonstrated weakness during the last two years is the South San Francisco industrial market. In this sub-market, we have faced declines in rental rates on renewals and an increase in the vacancy rate of our five-building portfolio from 1% at the end of 2002 to 24% at the end of 2003. In 2004, this sub-market showed some improvement, and we were able to reduce our vacancy rate to 16% at September 30, 2004. However, weak demand and a surplus of space continue to create a depressed market. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley and the South San Francisco industrial market. In Sonoma County, Napa County, and Contra Costa County, while demand has slowed during the past two years, vacancy rates have not climbed to the extent they have in Silicon Valley.

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets. These sub-markets are Orange County, San Diego, and the Inland Empire. We have two properties in Orange County and maintained them at, or close to, 100% leased during 2003 and in the first nine months of 2004. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased as of September 30, 2004. We have two recently developed properties in the Inland Empire, the Jurupa Business Center Phase I, which was 95% leased as of September 30, 2004, and Jurupa Business Center Phase II, which was 84% leased as of September 30, 2004. In addition, the Jurupa Business Center Phases III and IV are expected to be shell complete during the fourth quarter of 2004 and are currently 77% pre-leased. Finally, in San Diego, our properties were 100% occupied during the year 2003 and as of September 30, 2004.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, research and development, and industrial space that we have experienced in our other regions. We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces. We are making capital improvements to our vacant spaces to render them to near move-in condition for prospective tenants. Notwithstanding these efforts, however, leasing space in Phoenix remains a slow process, and we expect our vacant suites to remain vacant for longer periods than we have previously experienced.  As of September 30, 2004, our properties in this region were 94% leased, with approximately 118,000 square feet of vacant space in seven properties.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the effects of the significant job losses experienced in this region during the last several years, similar to our other markets. In July 2003, we were successful in executing a significant lease with a large insurance company for the top two floors of our 4601 DTC Boulevard property, representing 20% of the total square footage of the building. This ten-story office property is 80% leased to a single tenant under a lease that will expire on January 31, 2005, and that tenant has notified us that it does not plan to renew this lease. We have begun to make significant capital improvements to the property during 2004 in preparation for this anticipated vacancy and are actively marketing the space to prospective tenants.

Future Trends and Events

Acquisitions and Dispositions

In the second and third quarters of 2004, we purchased five operating properties, one redevelopment project, and one development project totaling approximately 726,000 square feet and three parcels of land totaling 4.69 acres for approximately $92.4 million. In October 2004, we purchased an 83,600 square-foot operating property for $11.2 million. Capitalization rates continue to remain low as the result of the large amount of capital available in the marketplace and the low cost of debt. While we have been successful at acquiring several properties that we believe will enhance our portfolio, it has become increasingly challenging to find properties that meet our target capitalization rate of 9%.  As a result, we have decided to shift our focus from property acquisitions to property sales, taking advantage of the seller's market that currently exists. However, we will continue to evaluate, and may capitalize on, opportunities to acquire attractive properties as and when they arise.

On September 22, 2004, we announced that our Board of Directors will undertake a review of a broad range of strategic alternatives for our company. These alternatives include the potential sale or merger of our company, selling certain of our properties and either reinvesting these proceeds in other properties or dividending out the proceeds to our stockholders. The Board of Directors will carefully consider our options and determine the course of action that it believes is in the best interest of our stockholders.

We are fielding inquiries to purchase a number of our properties and, as of October 31, 2004, we have one property under contract to sell and one property subject to a letter of intent to sell. We are also reviewing inquiries and indications of interest for the sale of the entire company.

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California. As of September 30, 2004, the 41,726 square-foot phase I was 95% leased, and the 41,390 square-foot phase II, which was shell complete in December 2002, was 84% leased. In March 2004, we commenced development on the final two phases, phases III and IV. Both phases were constructed concurrently over an 8 -month period and were shell complete on October 18, 2004 .. We estimate the total cost of construction of these two phases, including the purchase price of the land and tenant improvements , to be approximately $6.1 million.  As of September 30, 2004, 77% of the square footage of Phases III and IV was pre-leased, 62% of which is related to a build-to-suit tenant.

In March 2004, we also began our redevelopment of the recently vacated 334,000 square-foot five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction will be completed in phases, with the completion and leasing of some of the buildings occurring prior to the end of the 48-month period. Phase I of exterior and common area construction of this redevelopment project was completed in September 2004. We hosted a well-attended open house celebration introducing the community to the re-positioned property. Shortly thereafter, the first new lease was secured for 11,337 square feet and will commence in the first quarter of 2005 ..

In April 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona with the intent to redevelop the property to accommodate the expansion requirements of one of our existing tenants in another property.  The redevelopment began in August 2004 with a completion date in early 2005 and an estimated redevelopment cost of approximately $6.1 million, of which approximately $3.3 million will be funded by us and approximately $2.8 million will be funded by the tenant.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsborough, Oregon.  The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building.  The expected cost of development in bringing this property to operating status is approximately $2.7 million over an 18-month period.

Capital Expenditures

We have experienced and expect to experience higher than usual lease expirations in our portfolio during 2004 and in 2005. In a typical year, lease expirations range from 12% to 15% of our annualized base rents.  As of December 31, 2003, expected lease expirations for 2004 were 19% of annualized base rents.  As of September 30, 2004, expected lease expirations for 2005 were 21% of annualized base rents. As a result, we expect to incur higher capital expenditures, including the costs of leasing commissions and tenant improvements, related to renewing or replacing the expiring leases. In several instances, these lease expirations may occur in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, may require us to incur more capital expenditures than we have experienced historically to renew or re-lease these spaces.

In addition, we have begun renovating several older properties that are currently leased to tenants who may not renew their leases. We believe that these renovations are necessary to render the properties competitive in their respective markets.

The combination of these two situations will require that we manage our capital resources carefully. We intend to closely monitor these situations and continually assess our actual expenditures against our planned expenditures. We believe that we will have sufficient funds to meet the needs of these situations. We planned to spend approximately $15 million in capital expenditures during 2004, of which approximately $8.2 million has been spent during the first nine months.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,485,907 shares of our common stock at an average cost of $19.24 per share, which represents 37% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock. During the nine months ended September 30, 2004, we repurchased or acquired 453,655 shares of our common stock at an average price of $27.98. We acquired 341,300 shares in open market repurchases made pursuant to our share repurchase program and 112,355 shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock or in connection with stock option exercises, which were not repurchased pursuant to our share repurchase program. We did not purchase any shares of our common stock pursuant to our share repurchase program during the third quarter of 2004.

Occupancy and Rental Rates

As of September 30, 2004, our operating portfolio occupancy remained at 93%, the same occupancy level as the prior quarter. Maintaining our occupancy rate has been our highest priority during the recent economic downturn. In order to retain tenants in the current market, we sometimes find it necessary to negotiate lower rental rates in exchange for extended terms, which we refer to as “blend and extend” leases. While this has a negative impact on our income from operations, we believe the negative impact of losing good credit tenants would surpass the incremental loss due to reduced rental rates. During the third quarter of 2004, we renewed or re-leased 19 of 28 expiring leases or 75% of our expiring square footage and experienced a 17% decline in weighted average rental rates on these leases. We intend to continue this strategy of maximizing our occupancy rate until market conditions improve.

Leasing

During the nine months ended September 30, 2004, we successfully renewed or re-leased 74 leases, or 83% of our expiring square footage.

Over the next three years, we will be facing significant lease rollovers. During the remainder of 2004, in 2005, and in 2006, leases representing 5%, 21%, and 16% of annualized base rent, respectively, will expire. As of September 30, 2004, the expirations as a percentage of annualized base rent by region are as follows:

	2004	2005	2006
Northern California	2%	7%	6%
Arizona	1%	3%	3%
Southern California	*	3%	5%
Northwest	1%	2%	1%
Colorado	*	5%	1%
Nevada	1%	1%	*
Total	5%	21%	16%

* Less than 1%

In order to manage the risk associated with higher lease expirations in weaker markets, we developed a plan to focus our attention on a group of our largest tenants. At its inception in June of 2003, the population of this group was 90 tenants, with lease expirations scheduled to occur through the year 2006. Although the 90 tenants represented 20% of our total tenant group, the revenue associated with these tenants represented over 50% of our portfolio annualized base rent.

We refer to this group as the "mighty ninety," and for each of these tenants we have been taking a proactive approach by creating specific strategies for renewal. These approaches may involve blend and extend leases, early renewals, and other appropriate measures. We have recently begun focusing on additional tenants with leases expiring through the year 2007 and plan to continue our focus on this expanded group of tenants ..

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

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property. In the event a tenant downsizes into a smaller space with reduced rent, a pro-rated amount of the straight-line rent receivable is charged against income based on  square footage.  Lease termination income is recorded in the period the lease terminates according to the lease termination agreement. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  Significant judgments and estimates must be made by management and used in connection with establishing this allowance in any accounting period.  In the event that the allowance for doubtful accounts is insufficient to cover the actual amount of accounts that are subsequently written off in an accounting period, additional bad debt expense would be recognized as a current period charge in our income statement.

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

Variances in net income and cash flows for the nine months ended September 30, 2004 when compared with the same period in 2003 were due primarily to the acquisition, development and redevelopment of operating properties as follows:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2003	30	2,592,000	56	4,565,000	86	7,157,000
Activity from January 1, 2003 through September 30, 2003:
Acquisitions	-	-	2	250,000	2	250,000
Development(1)	-	-	1	41,000	1	41,000
Total at September 30, 2003	30	2,592,000	59	4,856,000	89	7,448,000

Activity from October 1, 2003 through September 30, 2004:
Acquisitions	5	660,000	5	475,000	10	1,135,000
Development(2)	(1)	(83,000)	-	-	(1)	(83,000)
Redevelopment(3)	(1)	(334,000)	(1)	(131,000)	(2)	(465,000)
Total at September 30, 2004	33	2,835,000	63	5,200,000	96	8,035,000

(1)

The property is included in development based on the date of shell completion.

(2)

The property was acquired on September 27, 2004 as a development project.

(3)

One five-building property was transferred from operating to development on March 1, 2004 as a redevelopment project, and one property was acquired on April 21, 2004 as a redevelopment project.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $595,000 or 5% in the three months ended September 30, 2004 compared with the three months ended September 30, 2003. This decrease is attributable to an increase in rental income of $2,629,000, offset by an increase in rental expenses of $3,224,000.

The following table presents the change in income from operations for the three months ended September 30, 2004 compared with the same period in 2003, detailing amounts contributed by properties acquired, the property transferred to redevelopment, the property developed, and properties that remained stable during the period from January 1, 2003 to September 30, 2004 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized	Total

Rental income	$ 4,436	$(889)	$ 123	$(1,041)	$ 2,629
Rental expenses: Operating expenses	(753)	(45)	(23)	(8)	(829)
Real estate taxes	(294)	-	(8)	(60)	(362)
Depreciation and amortization	(1,916)	128	(71)	108	(1,751)
General and administrative expenses	-	-	-	(282)	(282)
Income from operations	$ 1,473	$(806)	$ 21	$(1,283)	$ (595)

+

Includes one five-building property transferred from operating to development on March 1, 2004.

++

Includes one property with a shell completion date of January 1, 2003.

Rental Income

The increase in rental income of $2,629,000 is primarily attributable to property acquisitions, partially offset by decreases in rental income on redevelopment and stabilized properties. The decrease in rental income of $1,041,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

Rental Expenses

The increases in operating expenses of $829,000 or 18%, real estate taxes of $362,000 or 15%, and depreciation and amortization of $1,751,000 or 30% are primarily due to additional expenses incurred for properties acquired during 2003 and the first nine months of 2004.

General and administrative expenses increased $282,000 or 21% in the three months ended September 30, 2004 compared with the same period in 2003, primarily as a result of expenses incurred in the third quarter of 2004 for executive recruiting costs of approximately $103,000 and increased professional fees of approximately $156,000.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $631,000 or 12% in 2004 compared with 2003. The increase is attributable to the increase in mortgages used to finance property acquisitions in the fourth quarter of 2003 and mortgages assumed on properties acquired in 2004.  This increase is partially offset by a higher level of capitalized interest on development properties in 2004. The amortization of loan fees was $323,000 and $385,000 in the third quarter of 2004 and 2003, respectively.

Dividends

Common stock dividends to stockholders declared for the third quarter of 2004 and 2003 were $0.51 per share. Consistent with our policy, common stock dividends were paid in the quarter following the quarter in which they were declared. Quarterly dividends on our Series A preferred stock of $1.09375 per share and quarterly dividends on our Series B preferred stock of $0.5242 per share were declared on July 1, 2004 and paid on July 15, 2004.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Income from Operations

Income from operations, defined as rental income less rental expenses (which include operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $3,197,000 or 9% in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. This decrease is attributable to an increase in rental income of $5,934,000, offset by an increase in rental expenses of $9,131,000.

The following table presents the change in income from operations for the nine months ended September 30, 2004 compared with the same period in 2003, detailing amounts contributed from properties acquired, the property transferred to redevelopment, the property developed, and properties that remained stable during the period from January 1, 2003 to September 30, 2004 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized	Total

Rental income	$ 11,059	$(1,968)	$ 357	$(3,514)	$ 5,934
Rental expenses: Operating expenses	(1,811)	(54)	(54)	267	(1,652)
Real estate taxes	(727)	(61)	(27)	(123)	(938)
Depreciation and amortization	(4,870)	299	(190)	(1,345)	(6,106)
General and administrative expenses	-	-	-	(435)	(435)
Income from operations	$ 3,651	$(1,784)	$ 86	$(5,150)	$(3,197)

+

Includes one five-building property transferred from operating to development on March 1, 2004.

++

Includes one property with a shell completion date of January 1, 2003.

Rental Income

The increase in rental income of $5,934,000 is primarily attributable to property acquisitions, partially offset by decreases in rental income on stabilized properties and redevelopment. The decrease in rental income of $3,514,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

Rental Expenses

The increases in operating expenses of $1,652,000 or 12% and real estate taxes of $938,000 or 12% are primarily due to additional expenses incurred for properties acquired during 2003 and in the first nine months of 2004. The increase in depreciation and amortization of $6,106,000 or 39% is attributable to depreciation and amortization on acquired properties, as well as a greater level of capital improvement spending required to obtain tenants in our stabilized portfolio.

General and administrative expenses increased $435,000 or 10% in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003, primarily as a result of increased compensation expense associated with restricted stock grants of approximately $131,000, increased salaries of approximately $95,000, expenses incurred in the first nine months of 2004 for employee and executive recruiting fees of approximately $230,000, and increased professional fees of approximately $150,000. These increases were partially offset by approximately $147,000 of state income tax refunds received in the first half of 2004 for the 2001 and 2002 tax years. These refunds were a result of a cost segregation study performed in 2003, which allowed us to accelerate our state tax depreciation and therefore reduce our state income tax liability.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $1,592,000 or 10% in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase is attributable to the increase in mortgages used to finance property acquisitions in the fourth quarter of 2003 and mortgages assumed on 2004 property acquisitions.  This increase was partially offset by a lower weighted average outstanding balance on our line of credit during the first nine months of 2004 as well as a higher level of capitalized interest on development properties. The amortization of loan fees was $1,203,000 and $1,195,000 in the nine months ended September 30, 2004 and 2003, respectively.

Dividends

Common stock dividends to stockholders declared for the first three quarters of 2004 were $0.51 per share. Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share, and $0.51 per share for the third quarter.  Consistent with our policy, common stock dividends were paid in the quarter following the quarter in which they were declared. A quarterly dividend on our Series A preferred stock of $1.09375 per share was declared and paid during each of the first three quarters of 2004. The initial quarterly dividend on our Series B preferred stock of $0.5242 per share was declared and paid in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Net cash provided by operating activities increased approximately $5,335,000 to $41,058,000 for the nine months ended September 30, 2004 as compared to $35,723,000 for the same period in 2003.  This increase was primarily due to additional operating cash flows from property acquisitions.  We acquired approximately $85,125,000 of operating properties during the third and fourth quarters of 2003 and approximately $77,700,000 during the second and third quarters of 2004.  Additionally, effective January 1, 2004, our Jurupa Phase II development property was added to our operating portfolio with the cash flows from this property stabilizing during the nine months ended September 30, 2004.

Investing Activities

Net cash used in investing activities increased approximately $81,943,000 to $106,253,000 for the nine months ended September 30, 2004 as compared to $24,310,000 for the same period in 2003. The increase in cash used in investing activities was primarily due to the expenditure of approximately $92,400,000 on the acquisition of operating properties, a redevelopment property, a development property, and land parcels in the first nine months of 2004, as well as increased spending on building improvements and tenant improvements on existing operating properties necessary to make our properties more competitive in their respective markets.

Financing Activities

Net cash provided by financing activities increased approximately $76,723,000 to $66,345,000 for the nine months ended September 30, 2004 as compared to net cash used by financing activities of $10,378,000 for the same period in 2003. The increase in cash provided by financing activities was primarily due to the net proceeds from our Series B preferred stock offering and higher net borrowings on our credit facility, which were used to fund new property acquisitions, and decreased payments on mortgages resulting from the payoff of an approximately $18 million mortgage in 2003.  This increase in cash provided by financing activities was partially offset by decreased mortgage proceeds, increased payments to repurchase and retire our common stock, and increased payments of dividends and distributions.

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

-

the sale of real estate investments; and

-

issuance of long-term debt and equity securities.

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

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had an outstanding balance of $109,232,000 and letters of credit issued and undrawn of $6,223,000 at September 30, 2004, leaving approximately $84,545,000 of available borrowing. We anticipate utilizing this available borrowing capacity and/or sale proceeds from real estate assets to fund our investing activities in the last quarter of 2004, including estimated development and redevelopment costs of approximately $1.5 million and capital expenditures of approximately $5.7 million.

As of September 30, 2004, we had approximately $8,748,000 in cash and cash equivalents, including approximately $22,000 of restricted cash.  Restricted cash represents security deposits held in interest bearing cash deposit accounts in accordance with tenant leases.  Unrestricted cash includes approximately $7,934,000 held in a liquidity management investment account investing in money market instruments that are backed by U.S. government short term securities.  The balance of the unrestricted cash is in a demand deposit account which is used to fund our disbursements.

We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 93% of our real estate investments served as collateral for our existing indebtedness as of September 30, 2004. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of September 30, 2004, the facility had an outstanding balance of $109,232,000 and an effective interest rate of 3.32%.

In April 2004, we assumed a mortgage with an outstanding balance of approximately $3,070,000 in connection with the acquisition of a property. The mortgage with Thrivent Financial for Lutherans carried a fixed interest rate of 7.90% and had a maturity date of April 10, 2017. Subsequently, in July 2004, we renegotiated the mortgage with an outstanding balance of $3,036,000, resulting in an increased loan amount, an extended term, and a lower interest rate. The new mortgage contains provisions for two additional fundings, the first of which took place on July 29, 2004 for $2,464,000. The second funding of $2,500,000 will take place in 2005, bringing the total mortgage amount to $8,000,000. The new interest rate on this mortgage is currently 5.94% and will be reduced to 5.60% after the second funding in 2005. The mortgage matures on August 15, 2029.

In August 2004, we assumed a mortgage with an outstanding balance of approximately $7,066,000 in connection with the acquisition of a property.  The mortgage with Woodmen of the World carries a fixed interest rate of 7.23% and has a maturity date of July 1, 2012.

Mortgage loans payable at September 30, 2004 consist of the following (in thousands):

				Collateral as of September 30, 2004
Lender	Maturity Date	Interest Rate at September 30, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Total Real Estate Investments
Union Bank	November 19, 2004	3.01%(1)	$ 20,242	9	3.47%	3.34%
TIAA-CREF	June 1, 2005	7.17%	24,845	5	4.99%	3.87%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	20,938	6	3.41%	3.39%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(2)	3,246	2	0.76%	0.76%
Nationwide Life Insurance	November 1, 2005	4.61%	21,679	4	4.14%	4.05%
Prudential Insurance	July 31, 2006	8.90%	7,516	1	1.94%	1.50%
Prudential Insurance	July 31, 2006	6.91%	18,291	4	5.88%	4.34%
TIAA-CREF	December 1, 2006	7.95%	20,530	5	3.89%	3.83%
TIAA-CREF	June 1, 2007	7.17%	33,793	4	5.80%	5.01%
John Hancock	December 1, 2008	4.60%	11,800	5	2.29%	2.75%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,617	1	0.68%	0.70%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,443	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,470	8	7.95%	8.24%
John Hancock	December 1, 2010	4.95%	27,900	3	6.12%	4.86%
Washington Mutual	August 1, 2011	3.98%(3)	16,326	5	-	3.92%
Woodmen of the World	July 1, 2012	7.23%	7,056	1	1.08%	0.94%
TIAA-CREF	April 1, 2013	5.60%	47,581	5	7.44%	5.92%
Bank of America	November 1, 2013	5.45%	9,900	1	1.77%	1.87%
Bank of America	December 1, 2013	5.55%	11,400	4	2.41%	2.43%
JP Morgan	December 1, 2013	5.74%	24,780	1	5.33%	3.83%
Thrivent Financial	August 15, 2029	5.94%	5,492	1	-	1.08%
	Total		$375,845	75	69.35%	66.63%

(1)

Floating rate based on LIBOR plus 1.60%. We exercised the option to lock in a rate of 3.01% until maturity.

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

The 75 operating properties that served as collateral for our mortgages had a net book value of approximately $533,619,000 as of September 30, 2004. We were in compliance with the various covenants and other requirements of our debt financing instruments during the nine months ended September 30, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at September 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$109,232	$ -	$ -	$109,232
Mortgage loans payable	74,773	106,349	56,834	137,889	375,845
Interest obligations on bank loan and mortgage loans	24,389	35,940	20,789	25,772	106,890
Construction contract commitments	2,425	-	-	-	2,425
Stand-by letters of credit	6,223	-	-	-	6,223
Total	$ 107,810	$251,521	$ 77,623	$163,661	$ 600,615

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the nine months ended September 30, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $81,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

Our decision to actively pursue strategic alternatives may affect our ability to execute our business plan, result in unanticipated costs and distract management.

On September 22, 2004, we announced that our Board of Directors would undertake a review of a broad range of strategic alternatives for the company, including the potential sale or merger of the company as well as selling certain of the company's properties and either reinvesting the proceeds in other properties or dividending out the proceeds to the company's stockholders. As of the date of this report, we are continuing to review and will pursue all viable strategic alternatives.

As a result of our review, and any pursuit, of strategic alternatives, we face considerable uncertainty about our ability to implement an ongoing business plan and about our future generally. This uncertainty may harm our business and may result in the loss of business opportunities we would otherwise pursue. Our management team may be distracted from the day-to-day operations of our business as a result of this uncertainty and some members of management may decide to leave their employment with us. This distraction or loss of services could harm our operations. Finally, we have incurred and expect to continue to incur significant costs for financial, advisory, legal and other consulting services expended in pursuing strategic alternatives.

We could experience a reduction in rental income if we are unable to renew or re-let space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of September 30, 2004, leases representing 5%, 21%, 16%, and 13% of our total annualized base rent were scheduled to expire during the remainder of 2004, and in 2005, 2006, and 2007, respectively. If the rental rates upon re-letting or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-let, or the terms of renewal or re-letting, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-letting our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-letting of space. Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-let space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 40% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of September 30, 2004, our 25 largest tenants accounted for approximately 40% of our total annualized base rent. We have been advised by a large tenant in Denver, Colorado, that it will not renew the 190,000 square feet that it currently leases. This tenant, whose lease expires on January 31, 2005, represents approximately 4% of our annualized base rent. The re-leasing of the square footage in the Denver market will require considerable capital expenditures and an indeterminate period of time. Further losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of September 30, 2004, approximately 49% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, a downturn in the performance of the commercial real estate markets and the local economies in various areas within California could adversely affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for commercial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 32% of our net operating income for the nine months ended September 30, 2004 was generated by our properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy. The market for commercial space in the San Francisco Bay Area is recovering from of one of the most severe downturns of the past several decades. This downturn was precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the 1998-2001 period, had been chiefly responsible for generating demand for, and increased prices of, local office properties. This downturn has harmed, and may continue to harm, our results of operations.  In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the nine months ended September 30, 2004, none of our tenants had filed for bankruptcy. However, in the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a few major tenants may harm us and our ability to pay dividends to our stockholders.

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

A significant portion of our leases is scheduled to expire in the remainder of 2004, 2005, and 2006. To supplement the losses in net operating income caused by the leasing turnover, we expanded our acquisitions program in 2003 and during the first ten months of 2004. Acquisitions totaled approximately $85.1 million in 2003 and $103.6 million year-to-date as of October 31, 2004. In view of current market conditions, we determined, in September 2004, that it would be an opportune time to evaluate the company's strategic alternatives.  The goal of our acquisitions program was to purchase additional properties the net operating income from which would supplement the declines in net operating income we have been experiencing, and will experience, from rental declines and from our high tenant turnover rate in 2004 and 2005.  Due to the fact that we have been unable to acquire sufficient properties that meet our targets for return on investment, we determined that we would discontinue our acquisitions program and focus, instead, on selling or merging our company, or selling individual properties in the current seller-favorable market in order to supplement our net operating income. However, we may from time to time acquire attractive properties as opportunities arise. We may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $20 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $10 million is provided for properties located in California, which represent approximately 49% of our portfolio’s annualized base rent as of September 30, 2004. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

We are highly dependent on the efforts of our senior officers.  While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business.  On April 20, 2004, our Board of Directors announced that they had launched a search to replace Peter Bedford as our Chief Executive Officer upon his retirement.  After conducting this search for several months and as a result of subsequent developments in the real estate market, on September 22, 2004 the Board of Directors determined that it would be in the best interests of our stockholders to pursue various strategic alternatives, including a possible sale or merger of our company to a third party or selling certain or our assets.  Based on this shift in strategy, the Board requested, and Peter Bedford agreed, to defer his retirement and remain as our CEO while we evaluate and pursue these strategic alternatives. In addition, James Moore, our president and chief operating officer, has also announced his intention to retire in July 2005. As a result of the foregoing, if our examination of our strategic alternatives does not result in a sale or liquidation of our operations, it is likely that we will need to find suitable replacements for Mr. Bedford and Mr. Moore in the near future.  If we are not able to find such suitable replacements, our business would be harmed.  In addition, the uncertainty surrounding our future strategy may result in one or more of our other senior officers deciding to leave, which could also harm our business if suitable replacements cannot be identified.  We believe that finding such replacements during our review of strategic alternatives would be difficult. Finally, our credit facility provides that it is an event of default if Mr. Bedford ceases for any reason to be our chairman or CEO, and a replacement reasonably satisfactory to the lenders has not been appointed by our board of directors within six months.  If we are unable to find a replacement that is satisfactory to our lenders, they may accelerate our obligations under the credit facility, which would adversely affect our liquidity and our ability to pay dividends to our stockholders.

The commercial real estate industry is highly competitive, and we compete with companies, including REITs, that may be able to purchase properties at lower capitalization rates than would be accretive for us.

We have historically sought to grow our asset base through the acquisition of industrial and suburban office properties and portfolios of these properties, as well as through the development of new industrial and suburban office properties. Many real estate companies, including other REITs, compete with us in making bids to acquire new properties. The level of competition to acquire income-producing properties is largely measured by the capitalization rates at which properties are trading. The capitalization rate is the annual yield that property produces on the investment. Currently, capitalization rates are low due to the amount of capital available for investment and attractive debt financing terms. As a result, we may not be able to compete effectively with companies, including REITs, that may be able to purchase properties at lower capitalization rates than would be accretive for us.

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

Concern about indoor exposure to mold, fungi, and mycotoxins has been increasing because this exposure is allegedly linked to various adverse effects on health. Increasingly, insurance companies are excluding mold-related risks from their policy coverage, and it is now excluded from our coverage. Costs and potential liability stemming from tenant exposure to mold and the increased costs of renovating and remodeling buildings with exposure to mold could harm our financial position and results. We have in the past incurred costs for mold remediation in certain of our properties and may incur such costs in the future.

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

As of September 30, 2004, our $150 million credit facility was collateralized by mortgages on 25 properties that accounted for approximately 26% of our annualized base rent and approximately 26% of our total real estate assets. All of our mortgage loans were collateralized by 75 properties that accounted for approximately 69% of our annualized base rent and approximately 67% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability. In addition, upon the sale of any property subject to a mortgage loan or which forms part of the collateral for our credit facility, we would be required to apply the proceeds of any such sale first to pay off any mortgage loan on the property or (to the extent the total value of the collateral securing our credit facility after such sale is less than the total amount outstanding under the credit facility) to pay down our credit facility, as applicable.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of September 30, 2004, our $150 million credit facility had an outstanding balance of $109.2 million, and we had other floating rate loans of $36.6 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations for 2003 and the first nine months of 2004 have benefited from low levels of interest rates. Should this trend in interest rates reverse itself, our operating results could be harmed.

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

We have significant debt service obligations. As of September 30, 2004, we had total liabilities of approximately $520.7 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $343.6 million. Payments to service our outstanding bank loan and mortgages of approximately $458.1 million at September 30, 2004 totaled approximately $24.3 million during the nine months ended September 30, 2004. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors, or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT. We have entered into swap agreements to hedge our exposure to variable interest rates on two mortgages with remaining principal balances of approximately $24.2 million as of September 30, 2004. Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed. However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future. If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

An increase in market interest rates could cause the respective prices of our common stock and preferred stock to decrease.

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of September 30, 2004, interest rates in the U.S. remained relatively low.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our existing debt instruments permit us to incur additional indebtedness and other liabilities, subject to the restrictions contained in those debt instruments. As of September 30, 2004, we had approximately $485.1 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

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

FINANCIAL PERFORMANCE

Our Funds from Operations (FFO) during the three and nine months ended September 30, 2004 was $11,064,000 and $34,934,000, respectively. During the same periods in 2003, FFO was $12,694,000 and $37,572,000, respectively. Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income available to common stockholders. The following table sets forth a reconciliation of the differences between our FFO and our net income available to common stockholders for each of the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Funds From Operations (in thousands, except share amounts):
Net income available to common stockholders	$ 3,377	$ 6,719	$12,988	$21,693
Adjustments: Depreciation and amortization: Continuing operations Discontinued operations	7,668 19	5,917 58	21,811 135	15,705 174
Funds From Operations	$11,064	$12,694	$34,934	$37,572
Weighted average number of shares – diluted	15,977,814	16,298,297	16,124,418	16,386,088

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

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending September 30,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Variable rate debt	$20,932	$ 718	$109,979	$ 778	$ 809	$ 12,583	$145,799	$145,799
Weighted average interest rate	3.05%	3.98%	3.32%	3.98%	3.98%	3.98%	3.35%	3.35%
Fixed rate debt	$53,841	$50,124	$ 54,759	$3,541	$51,707	$125,306	$339,278	$339,036
Weighted average interest rate	5.25%	6.21%	7.40%	6.14%	6.53%	5.56%	6.06%	6.00%

As the table incorporates only those exposures that existed as of September 30, 2004, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 34 basis points, interest expense on our outstanding variable rate debt would increase by approximately $440,000 annually.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information with respect to shares of our common stock that we repurchased during the three months ended September 30, 2004.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (2)
July 1-31, 2004	11,518	$29.18	$ -	1,554,101
August 1-31, 2004	-	-	-	1,554,101
September 1-30, 2004	40,008	$30.97	-	1,514,093
Total	51,526	$30.57	$ -	1,514,093

(1)

During the third quarter of 2004, we acquired 51,526 shares of our common stock from our employees in connection with their stock option exercises. These acquisitions were not made pursuant to our publicly announced share repurchase program.

(2)

On July 7, 1998, we announced that our board of directors had authorized management to repurchase up to 3 million shares of our common stock through open market transactions. The board of directors subsequently approved increases in the number of share repurchases to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.  The share repurchase program does not have an expiration date. We did not repurchase any shares of our common stock pursuant to this program during the quarter ended September 30, 2004.

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

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith

B.

Reports on Form 8-K

On July 19, 2004, we filed a report on Form 8-K to furnish to the Securities and Exchange Commission our press release issued on July 19, 2004, which reported our financial results for the quarter ended June 30, 2004.

On September 24, 2004, we filed a report on Form 8-K to furnish to the Securities and Exchange Commission our press release issued on September 22, 2004, which announced that our Board of Directors will be undertaking a review of a broad range of strategic alternatives for the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2004

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