Form 10-K
period 2004-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2005-03-11
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of registrant as of June 30, 2004 was approximately $ 427,776,141 .. The number of shares of registrant’s common stock, par value $0.02 per share, outstanding as of February 28, 2005 was 16, 442,554 ..

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be mailed to the registrant’s stockholders in connection with the annual meeting of the registrant’s stockholders, scheduled to take place on May 11 , 2005 , are incorporated by reference in Items 10 through 14 of Part III of this report. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Forward-Looking Statements

When used in this Form 10-K, the words “ believe, ” “ expect, ” “ intend, ” “ anticipate ” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected, or implied by the forward-looking statements. The risks and uncertainties that could cause our actual results to differ from our estimates and expectations are contained in our filings with the Securities and Exchange Commission and are set forth in the section below entitled “ Potential Factors Affecting Future Operating Results. ” Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

PART I

Item 1. Business

BEDFORD PROPERTY INVESTORS, INC.

We are the successor to ICM Property Investors, Incorporated (ICM), a real estate investment trust (REIT) incorporated in Delaware in 1984. In July 1993, ICM was reorganized in the state of Maryland under the name of Bedford Property Investors, Inc. Equipped with a new board of directors and a new management team, we became a self-administered and self-managed equity REIT, engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2004, we owned 91 operating properties totaling approximately 7.4 million rentable square feet and 11 parcels of land totaling approximately 46 acres. In addition, we owned three office properties and one research and development property currently under redevelopment.  Of the 91 operating properties, 61 are industrial properties and 30 are suburban office properties. Our properties are located in California, Arizona, Washington, Colorado, Nevada, and Oregon.

CORPORATE OBJECTIVE AND STRATEGIES

Our business objective is to increase stockholders’ long-term total return through increases in the dividend and the appreciation in value of our common stock. To achieve this objective, we focus on five strategies:

-

Occupancy:  aim to maintain an occupancy rate of 90% or more for the properties in our portfolio;

-

Asset Sales:  dispose of selected assets that have reached what we consider to be their full potential or which do not meet our goal of maintaining a multi-tenant property portfolio;

-

Development: develop properties with the goal of achieving the high rates of return we have historically generated from internally developed properties;

-

Acquisitions:  acquire quality multi-tenant industrial and suburban office properties, land parcels, and/or portfolios of such properties; and

-

Share Repurchases:  repurchase our common stock on an opportunistic basis.

Occupancy

As of December 31, 2004, our operating portfolio was 91% occupied, a 2 percentage point decrease from the 93% occupancy as of December 31, 2003.  We expect our property portfolio will continue to be exposed to higher than usual lease expirations in 2005 similar to our experience in 2004. In response to this higher than projected turnover, we continue to place emphasis on the objective of retaining or, if required, replacing our tenant base. During the past two years, we have engaged in a strategy to negotiate lower rental rates with good credit tenants whose rent is substantially above market in exchange for extended lease terms, which we refer to as “blend and extend” leases. We engaged in these blend and extend leases in order to retain these good credit tenants in the difficult market conditions; however, we believe current market conditions are improving which may result in fewer negotiations of these blend and extend deals in 2005. We are also continuing to focus on the lease renewals of a selected group of our largest tenants, whose leases expire through the year 2007.  Our regional managers have developed strategies for the retention of each of these tenants. Our goal is to provide our best planning and attention to each prospective renewal in the group. In this way, we hope to move successfully through a period of higher lease expirations without a significant reduction in our retention rate. We continue to emphasize the importance of protecting occupancy in strategic planning sessions with our regional and property managers.

Asset Sales

In response to market conditions, we initiated an asset sales program in the fourth quarter of 2004, which resulted in the sale of assets with contract prices totaling approximately $175 million in December 2004 .. We intend to continue to sell selected properties in order to reposition our portfolio and to take advantage of the current low capitalization rates in the market. Properties that will be considered for sale include those that we believe have reached their full potential and can produce a significant gain on sale. We are also shifting our focus away from single - tenant properties to multi-tenant properties in an effort to reduce the vacancy risk associated with large, single-tenant buildings. In an effort to reposition ourselves as a multi-tenant REIT, we may sell properties that do not meet this criteria.

Development

In recent years, we have reduced our development activity due to the lack of demand in our markets.  However, given the current indications of economic recovery, we intend to increase our development activity to take advantage of what we anticipate will be higher rates of returns on properties we develop, which has been our experience in the past.  We currently own 46 acres of land with the potential for approximately 600,000 square feet of rentable space.  We will also seek to buy additional parcels of land as opportunities arise, with a goal of developing 500,000 square feet per year.

Acquisitions

In order to position ourselves as a multi-tenant REIT, we seek to acquire multi-tenant industrial and suburban office properties, parcels of land, and/or portfolios of such properties. We believe that we are able to effectively identify and capitalize on acquisition opportunities through:

-

the experience of our management team;

-

our existing $150 million credit facility, which contains a $50 million accordion feature that allows the facility to be expanded to $200 million;

-

our relationships with private and institutional real estate owners;

-

our relationships with the real estate brokerage community; and

-

our integrated asset management program.

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

Following completion of an initial review of a property or portfolio of properties, we may make a purchase offer, subject to satisfactory completion of our due diligence process. The due diligence process enables us to refine our original estimate of the potential performance of the property or portfolio and typically includes a complete review and analysis of the physical structure, systems, environmental status and projected financial performance. The due diligence process also includes an evaluation of the local market, including competitive properties and relevant economic and demographic information. Typically, Peter Bedford, our chairman of the board and chief executive officer, and at least one other executive or senior officer visit each proposed acquisition property before the purchase is closed. After their evaluation and endorsement of a potential acquisition property, the proposed acquisition is presented either to the real estate investment committee of the board of directors for acquisitions under $25,000,000, or to the full board of directors for all other acquisitions, for their review and approval prior to our commitment to acquire the property or portfolio.

Share Repurchases

In July 1998, our board of directors approved a share repurchase program of 3 million shares of our common stock, which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.

In November 1998, we implemented our share repurchase program when we believed our stock price traded at a discount to our estimated net asset value, which was calculated based on current capitalization rates and earnings estimates. From November 1998 through the end of 2000, we repurchased 5,738,837 shares (or 71% of our repurchased shares) at an average cost of $17.49 per share. From 2001 through 2004, as the dividend rates on our average stock price yielded approximately 2% higher than our average borrowing costs, we continued to repurchase our common stock on an opportunistic basis. From November 1998 through the end of 2004, we have repurchased and retired approximately 8.5 million shares at an average cost of $19.24 per share. This represents 37% of the shares outstanding at November 30, 1998 when we implemented our share repurchase program. During the year ended December 31, 2004, we repurchased 453,655 shares of our common stock under our share repurchase program at an average cost of $27.98 per share. We intend to continue to opportunistically repurchase our shares in 2005.

TRANSACTIONS AND SIGNIFICANT EVENTS DURING 2004

Acquisitions

During 2004, we acquired 809,958 square feet of commercial real estate assets and 4.69 acres of land for total contract price s totaling approximately $103,641,000, which consisted of the following:

-

A 111,200 square-foot office building in Scottsdale, Arizona for $17,310,000 or approximately $156 per square foot. The property was fully leased at the time of the acquisition ..

-

A 63,785 square-foot office building and a 63,024 square-foot research and development building in Hillsboro, Oregon for a total price of $19,390,000 or approximately $153 per square foot. The properties were fully leased at the time of the acquisition ..

-

A 130,639 square-foot industrial building in Phoenix, Arizona for $9,145,000 or approximately $70 per square foot. At the time of acquisition, the property was 50% leased to a single tenant through July of 2004.  At the expiration of the lease, we redeveloped the property to accommodate the expansion requirements of one of our existing tenants.   O ccupancy by the new tenant is expected in the second quarter of 2005.

-

A 77,965 square-foot research and development building in Hillsboro, Oregon for $9,800,000 or approximately $126 per square foot. The property was fully leased to a single tenant at the time of acquisition ..

-

A 196,501 square-foot office complex in Phoenix, Arizona for $31,200,000 or approximately $159 per square foot. The two-building property was 78% leased at the time of the acquisition.

-

An 83,244 square-foot research and development building in Hillsboro, Oregon for $3,800,000 or approximately $46 per square foot.  The newly constructed property was shell complete at the time of acquisition and is currently in the lease-up phase.

-

An 83,600 square-foot research and development building in Gilbert, Arizona for $11,200,000, or approximately $134 per square foot.  The property was 100% leased to a single tenant at the time of the acquisition ..

-

A 2.27 acre parcel of land in Las Vegas, Nevada for $700,000.

-

Two parcels of land totaling 2.42 acres in North Las Vegas, Nevada for $1,096,149.

Sales of Selected Assets

During 2004, we completed the sales of 11 operating properties in seven sales transactions comprising 995,727 square feet and a 4.3 acre parcel of land for contract prices totaling $175,110,000, net proceeds of approximately $169,307,000, and realized gain on sales of approximately $70,235,000 as follows:

-

Four industrial properties totaling 280,302 square feet in South San Francisco, California were sold for a contract price of $41,000,000, producing a gain of approximately $21,498,000.

-

A 67,869 square-foot service center/flex property in Santa Rosa, California was sold for a contract price of $10,344,000, producing a gain of approximately $3,588,000.

-

A 120,157 square-foot industrial property in Napa, California was sold for a contract price of $9,815,000, producing a gain of approximately $3,407,000.

-

Two office properties totaling 297,228 square feet in Seattle, Washington were sold for a contract price of $65,751,000, producing a gain of approximately $20,033,000.

-

A 54,584 square-foot office property in Phoenix, Arizona was sold for a contract price of $9,350,000, producing a gain of approximately $3,519,000.

-

A 123,853 square-foot office property in San Diego, California was sold for a contract price of $23,850,000, producing a gain of approximately $10,788,000.

-

A 51,734 square-foot office property in Laguna Hills, California was sold for a contract price of $14,100,000, producing a gain of approximately $7,246,000.

-

A 4.3 acre parcel of land in San Diego, CA was sold for a contract price of $900,000, producing a gain of approximately $156,000.

Development and Redevelopment

In response to decreased demand for office and industrial space, our development activities over the past three years have been limited to our Jurupa Business Center project in Ontario, California. As of February 2005, the 41,726 square-foot Phase I was 100% leased, and the 41,390 square-foot Phase I I, which was shell complete in December 2002, was 91% leased. In October 2004, we completed construction on the final two phases.  Phases III and IV total 40,295 square feet and are currently 77% leased.  In total, the four phases of the Jurupa Business Center comprise 123,411 square feet and as of February 2005 are 89% leased.

As anticipated, one of our larger tenants vacated 334,000 square feet, or 100%, of our five-building property in Renton, Washington upon expiration of its lease on February 28, 2004. We have undertaken a multi-phase remodel of the project to reposition the project as a contemporary multi-tenant office campus. The first two new tenant leases have been secured and together comprise 19,685 square feet, or 13% of the Phase I square footage of 150,725. The Phase I remodel budget is approximately $11.4 million including tenant improvements and the addition of an amenity area comprised of a fitness and conference center and a mini-café. At year-end, a decision was made to position one of the five buildings as a medical office building. We expect to complete the remodel of the medical office building in 2005. The budget for Phase I I construction, expected to be completed in 2005, is approximately $4.0 million. This includes the medical building, the last Phase I building lobby, and the tenant improvements projected under the 2005 leasing goals in the Phase I I buildings.

In April 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona with the intent to redevelop the property to accommodate the expansion requirements of one of our existing tenants in another property.  The redevelopment began in August 2004 and has an expected completion date in the second quarter of 2005 and an estimated redevelopment cost of approximately $6.1 million, of which approximately $3.3 million will be funded by us and approximately $2.8 million will be funded by the tenant.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsboro, Oregon.  The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building.  The expected cost of development in bringing this property to operating status is approximately $2.7 million over an 18-month period.

Marketing Programs

In response to soft market conditions and increasing lease expirations in several of our markets, we initiated a marketing program in 2003.  We designed the program to accomplish three broad objectives:

-

improving our vacant spaces to “ move-in ” condition;

-

ensuring high quality external communications and emphasizing the power of the Bedford brand; and

-

creating internal personnel recognition programs to recognize contributions at all levels of the organization.

These marketing initiatives have been implemented and incorporated into our regular operational activities.  An on-going Internal Recognition & Award Program recognizes commendable achievement by our employees in the creation of tenant appreciation and retention programs and marketing activities directed toward attracting tenants to fill property vacancies.  This program has enabled us to share best practices across all regions and to sustain a high level of priority on this aspect of our operational activities.  We believe this effort has and will continue to keep us competitive and able to secure new leases in the marketplace. We also believe it supports our goal of renew ing as many expiring tenant leases as possible.

Operating Performance

For the year ended December 31, 2004, we reported income from continuing operations of $12,158,000 on rental revenues of $95,971,000, compared with net income from continuing operations of $20,264,000 on rental revenues of $88,267,000 for the year ended December 31, 2003. Income from discontinued operations was $6,452,000 for 2004 and $7,401,000 for 2003.  Gain on sales of real estate investments for the year ended December 31, 2004 totaled $70,235,000. There were no sales in 2003. Our funds from operations (FFO) for the year ended December 31, 2004 was $40,250,000 as compared to $49,723,000 for the year ended December 31, 2003. We provide a definition of FFO in Item 6 of this report and present a reconciliation of our FFO to our net income in Item 7 of this report.

Long-Term Debt

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

As a result of property sales in December 2004, we paid down the outstanding balance on our line of credit, resulting in a zero balance as of December 31, 2004. We also partially paid down three mortgages and paid off one mortgage for a total aggregate repayment amount of approximately $22,686,000.

Sale of Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for total gross proceeds of $60,000,000. The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

The net proceeds of approximately $58 million from the sale of the Series B preferred stock were used to finance a portion of the approximately $103.6 million in property acquisitions made in 2004.

DIVIDENDS

Common Stock Dividends

We have made regular quarterly distributions to the holders of our common stock every quarter since the second quarter of 1993 and have increased the dividend seventeen times since then. Dividends have ranged from $0.10 per share in the second quarter of 1993 to $0.51 per share in the fourth quarter of 2004. In December 2004, we declared a special dividend of $3.28 per common share resulting from our gain on sales.

Preferred Stock Dividends

We pay cumulative dividends on the shares of our Series A preferred stock at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. We pay cumulative dividends on the shares of our Series B preferred stock at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year.  Dividends on both classes of preferred shares are paid quarterly in arrears and are recorded when declared.

TENANTS

Based on rentable square feet, as of December 31, 2004, our suburban office properties and industrial properties were approximately 91% occupied by a total of 480 tenants, of which 136 were suburban office property tenants and 344 were industrial property tenants. Our tenants include local, regional, national, and international companies engaged in a wide variety of businesses.

FINANCING

We expect cash flow from operations to be sufficient to pay operating expenses, real estate taxes, general and administrative expenses, and interest on indebtedness and to make distributions to stockholders required to maintain our REIT qualification.

We expect to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and re-leasing of space, repayment of indebtedness, share repurchases, development of properties, and dividends from:

-

cash flow from operations;

-

borrowings under our credit facility and, if available, other indebtedness, which may include indebtedness assumed in acquisitions or the refinancing of existing indebtedness;

-

the sale of certain real estate investments; and

-

the issuance of long-term debt and equity securities.

INSURANCE

We carry commercial general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. This coverage is subject to certain exclusions, including contamination from hazardous materials and mold. We carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our all risk policies, as well as for “non-certified” events in excess of $10 million up to the $200 million limit. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to the earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California. We also carry director and officer liability insurance with an aggregate limit of $10 million and a fidelity bond in the amount of $1 million. This coverage protects our directors and officers against liability claims as well as the cost of legal defense.

COMPETITION AND OTHER FACTORS

Our success depends upon, among other factors, general economic conditions and trends, including real estate trends, interest rates, government regulations and legislation, income tax laws, and zoning laws. We typically compete in our markets with other REITs, institutional owners, and private operators of commercial property.

Our real estate investments are located in markets in which we face significant competition for rental revenues. Many of our investments, particularly office buildings, are located in markets in which there is a significant supply of available space, resulting in intense competition for tenants and low rents. For example, we own properties in the east side market in Seattle, Washington. This market has been negatively affected by job loss in that region and there is considerable inventory available. In addition, we own properties in Phoenix, Arizona and Denver, Colorado. In both of these cities, weak demand has resulted in excess direct and sublease inventory. Finally, we own and operate properties in the Silicon Valley, in the San Francisco Bay Area. This sub-market was particularly hard hit in the collapse of the tech-telecom boom earlier in the decade. In response to rapid, unsustainable job growth during the boom years, considerable inventory was brought to market in this region, much of which is still vacant today, acting as a market depressant. Although the sub-lease inventory has declined significantly as a proportion of the total in most of these markets, there is still a substantial amount of space available, which provides tenants with more choices and weakens our negotiating strength.

We believe that our competitive strengths have lessened, and may continue to lessen, the adverse impact of these negative factors. These competitive strengths include brand acceptance, an experienced management team, a long history of operations in all of our current markets and a diversified tenant base.

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

EMPLOYEES

As of December 31, 2004, we had 42 full-time employees and 3 part-time employees.

OTHER INFORMATION

We make our filings with the Securities and Exchange Commission (SEC), including this annual report, available on our website free of charge as soon as reasonably practicable after such filings are made. The address of our website is www.bedfordproperty.com . Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not incorporated into this annual report.

Item 2. Properties

REAL ESTATE SUMMARY

As of December 31, 2004, our real estate investments were diversified by geographic region and by product type as follows (dollars in thousands):

	Number of Properties	Investment Cost	% of Total Investment Cost	Rentable Square Feet	Percentage Occupied
Industrial buildings
Northern California	24	$176,854	22%	1,861,238	82%
Arizona	19	120,282	15%	1,461,206	95%
Southern California	10	57,493	7%	939,938	94%
Northwest	5	36,284	5%	351,532	72%
Nevada	2	26,700	3%	224,543	98%

Total industrial buildings	60	417,613	52%	4,838,457	88%

Office buildings
Northern California	6	31,944	4%	225,889	94%
Arizona	6	74,894	9%	597,832	89%
Southern California	3	42,423	5%	277,799	99%
Northwest	6	57,402	7%	431,594	68%
Colorado	8	112,526	14%	783,000	92%
Nevada	1	13,506	2%	104,324	56%

Total office buildings	30	332,695	41%	2,420,438	86%

Properties under development
Arizona	1	8,812	1%	N/A	N/A
Northwest	3	20,904	3%	N/A	N/A
Total properties under development	4	29,716	4%	N/A	N/A

Land held for development
Northern California	4	5,928	1%	N/A	N/A
Arizona	1	637	*	N/A	N/A
Northwest	1	1,154	*	N/A	N/A
Colorado	2	3,950	*	N/A	N/A
Nevada	3	1,860	*	N/A	N/A

Total land held for development	11	13,529	2%	N/A	N/A

Operating property held for sale
Southern California	1	9,517	1%	109,780	100%

Total (1)	106	$803,070	100%	7,368,675	91%

* Less than 1%

(1)

The total occupancy percentage excludes two office and three industrial buildings, which were shell complete and under lease-up as of December 31, 2004.

LEASE EXPIRATIONS – REAL ESTATE PORTFOLIO

The following table presents lease expirations for each of the 10 years beginning on December 31, 2004 and thereafter. The table presents:  (i) the number of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the 2004 annualized base rent of the expiring leases, and (iv) the percentage of total 2004 annualized base rent for expiring leases.

Year	Number of Leases Expiring	Square Feet	2004 Annualized Base Rent	Percentage of 2004 Annualized Base Rent

2005*	140	1,277,105	$19,404,093	22.9%
2006	110	1,024,500	12,663,471	14.9%
2007	91	1,249,825	12,426,308	14.6%
2008	65	1,091,141	18,755,339	22.1%
2009	40	805,870	9,957,393	11.7%
2010	24	598,807	6,353,875	7.5%
2011	4	197,979	2,391,373	2.8%
2012	4	220,269	2,679,232	3.2%
2013	2	9,062	221,661	0.3%
2014 and thereafter	-	-	-	0.0%

Total	480	6,474,558	$84,852,745	100.0%

* Includes 31 leases expiring on December 31, 2004, representing 1.8% of 2004 annualized base rent.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

As of February 15, 2005, we had 761 holders of record of our common stock. A significant number of these stockholders are also nominees holding stock in street name for individuals. Our common stock trades on the New York Stock Exchange and the Pacific Exchange under the symbol “ BED. ”  The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share on the common stock for each quarterly period during 2003 and 2004.

		High	Low	Dividend Per Share

2003
	First Quarter	$27.87	$24.32	$ 0.50
	Second Quarter	28.61	26.11	0.50
	Third Quarter	29.00	25.31	0.51
	Fourth Quarter	29.55	25.40	0.51

2004
	First Quarter	$31.68	$27.88	$0.51
	Second Quarter	30.68	26.15	0.51
	Third Quarter	32.10	27.47	0.51
	Fourth Quarter	31.85	27.24	3.79	(1)

(1) Includes a special dividend of $3.28 per share of common stock.

Limitations on our ability to pay dividends are described in the “ Potential Factors Affecting Future Operating Results ” section under Item 7 of this report.

The information relating to our equity compensation plans required by Item 5 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders scheduled to take place on May 11, 2005.

Item 6. Selected Financial Data

Following is a table of our selected financial data for the last five years (which should be read in conjunction with the discussion under the “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” section in Item 7 of this report and the financial statements and notes thereto contained herein):

	2004	2003	2002	2001	2000
	(in thousands of dollars, except per share data)
Operating Data: Rental income (1)	$ 95,971	$ 88,267	$ 80,585	$ 76,595	$ 75,083
Income from continuing operations	12,158	20,264	24,730	26,886	61,627
Gain on sales of operating properties (2)	70,235	-	3,575	5,976	38,404
Net income	88,845	27,665	36,003	34,950	68,307
Net income available to common stockholders	$ 80,897	$ 26,980	$ 36,003	$ 34,950	$ 68,307
Per common share – assuming dilution:
Income from continuing operations	$ 0.26	$ 1.20	$ 1.49	$ 1.58	$ 3.33
Income from discontinued operations	$ 4.77	$ 0.45	$ 0.68	$ 0.48	$ 0.37
Net income available to common stockholders	$ 5.03	$ 1.65	$ 2.17	$ 2.06	$ 3.70
Balance Sheet Data: Real estate investments	$716,410	$722,669	$662,626	$605,078	$ 608,511
Total assets	793,483	773,619	694,331	630,805	630,850
Bank loans payable	-	68,978	124,681	80,925	77,320
Mortgage loans payable	351,335	368,542	259,496	242,066	224,205
Series A preferred stock	38,947	38,947	-	-	-
Series B preferred stock	57,769	-	-	-	-
Stockholders’ equity	350,458	303,899	276,057	275,880	296,199
Other Data: Net cash provided by operating activities	$ 46,651	$ 49,170	$ 50,126	$ 47,082	$ 45,703
Net cash provided by (used in) investing activities	47,949	(94,923)	(72,094)	(6,977)	70,127
Net cash (used in) provided by financing activities	(77,980)	49,624	20,183	(37,753)	(114,254)
Cash d ividends declared per common share	$ 5.32	$ 2.02	$ 1.96	$ 1.86	$ 1.74

(1)

Rental income excludes amounts reported as discontinued operations.

(2)

Reported as a component of continuing operations for 2001 and 2000.

13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are the successor to ICM Property Investors, Incorporated (ICM), a real estate investment trust (REIT) incorporated in Delaware in 1984. In July 1993, ICM was reorganized in the state of Maryland under the name of Bedford Property Investors, Inc. Equipped with a new board of directors and a new management team, we became a self-administered and self-managed equity REIT, engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2004, we owned 91 operating properties totaling approximately 7.4 million rentable square feet and 11 parcels of land totaling approximately 46 acres. In addition, we owned three office properties and one research and development property currently under redevelopment.  Of the 91 operating properties, 61 are industrial properties and 30 are suburban office properties. Our properties are located in California, Arizona, Washington, Colorado, Nevada, and Oregon.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes to financial statements included in this report.

Market Conditions

The Northwest Region

We believe that the Puget Sound area is still experiencing the effects of significant job loss resulting from the technology and telecommunication industry slowdowns. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both in the direct leasing and sub-leasing markets, and weaker deal terms. At December 31, 2004, our Northwest operating portfolio, which includes three Oregon properties, was 93% occupied with 43,000 square feet vacant in three properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our 334,000 square-foot five-building complex upon expiration of its lease. We have transferred this property to our development portfolio and have commenced a program to re-position the complex as a campus-style office park. In 2004, we completed the first phase of this repositioning, and had signed two leases by year-end.

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area and include one property in Reno, Nevada. The Bay Area market has also been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we own 14 properties totaling 1,217,207 square feet as of December 31, 2004. In this sub-market, we believe that the job loss associated with the earlier recession has been significant, resulting in increased vacancy and reduced rental rates. While the California employment situation has shown some improvement in recent months, the oversupply of space and reduced rental rates continue to be a challenge.  In addition, we expect higher than usual lease expirations in the Silicon Valley to continue during 2005, which creates the potential for increasing vacancy in our portfolio. In order to retain good credit tenants in the current market, we have engaged in a strategy to negotiate lower rental rates in exchange for extended lease terms, which we refer to as “ blend and extend ” leases.

Another Bay Area sub-market that has demonstrated weakness during the last few years is the South San Francisco industrial market. In December 2004, we sold four of our five properties in South San Francisco, leaving one 78% leased property remaining in this sub-market. Other Bay Area sub-markets have not been as dramatically affected as the South San Francisco industrial market and the Fremont, Milpitas, and San Jose markets in Silicon Valley. In Sonoma County, Napa County, and Contra Costa County sub-markets, while demand has slowed during the past three years, vacancy rates have not climbed to the extent they have in Silicon Valley.

14

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets. These sub-markets are Orange County, San Diego, and the Inland Empire. We have two properties in Orange County and maintained them at, or close to, 100% occupancy during 2003 and 2004. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased as of December 31, 2004. We have two recently developed properties in the Inland Empire, the Jurupa Business Center Phase I , which was 95% leased as of December 31, 2004, and Jurupa Business Center Phase I I, which was 84% leased as of December 31, 2004. In addition, the Jurupa Business Center Phases III and IV became shell complete during the fourth quarter of 2004 and are currently 77% leased. Finally, in San Diego, our properties were 100% leased during the years 2003 and 2004.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, research and development, and industrial space that we have experienced in other regions. We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces. We are making capital improvements to our vacant spaces to render them near move-in condition for prospective tenants. Notwithstanding these efforts, however, re-leasing space in Phoenix remains challenging, and we expect our vacant suites to remain vacant for longer periods than we have previously experienced.  As of December 31, 2004, our properties in this region were 93% leased, with approximately 141,000 square feet of vacant space in eight properties.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the effects of the significant job losses experienced in this region during the last several years, similar to other markets. In July 2003, we were successful in executing a significant lease with a large insurance company for the top two floors of our 4601 DTC Boulevard property, representing 20% of the total square footage of the building. This ten-story office property was 80% leased to a single tenant under a lease that expired on January 31, 2005, which the tenant opted not to renew. During the last several years, we have made significant capital improvements to this property in preparation for this vacancy and are actively marketing the space to prospective tenants.

Future Trends and Events

Acquisitions and Dispositions

In September 2004, we announced that our board of directors would undertake a review of a broad range of strategic alternatives for our company. These alternatives included the potential sale or merger of our company, selling certain of our properties and either reinvesting these proceeds in other properties or dividending out the proceeds to our stockholders. On February 2, 2005, the board of directors announced the conclusion of its review of strategic alternatives. The board of directors determined that the interests of our stockholders would be best served by the company’s continuation as an independent, publicly traded REIT. As a result, we intend to continue to operate in the office, service and industrial space, with a shift in focus to properties with multi-tenant configurations.

Capitalization rates continue to remain low as the result of the large amount of capital available in the marketplace and the low cost of debt. While we have, in the past, been successful at acquiring properties that we believe will enhance our portfolio, it has become increasingly challenging to find properties that meet our target capitalization rate of 9%.  However, we will continue to evaluate, and may capitalize on, opportunities to acquire attractive properties or portfolios of properties as and when they arise.  To accomplish our goal of continuing to reposition ourselves as a multi-tenant REIT, we may also enter into complementary acquisitions of other businesses.

In addition, we intend to continue to sell selected properties in order to reposition our portfolio and to take advantage of the current low capitalization rates in the market.  Properties that will be considered for sale include those that we believe have reached their full potential and can produce a significant gain on sale.  As part of continuing to reposition ourselves as a multi-tenant REIT, we are also shifting our focus away from single-tenant properties to multi-tenant properties in an effort to reduce the vacancy risk associated with large, single-tenant buildings. As a result, we may also sell properties that do not meet our multi-tenant configuration criteria, as and when appropriate opportunities arise.

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California. As of February 2005, the 41,726 square-foot Phase I was 100% leased, and the 41,390 square-foot Phase I I, which was shell complete in December 2002, was 91% leased. In October 2004, we completed construction on the final two phases. Phases III and IV total 40,295 square feet and are currently 77% leased.  In total, the four phases of the Jurupa Business Center comprise 123,411 square feet and are 89% leased as of February 2005.

In March 2004, we also began our redevelopment of the recently vacated 334,000 square-foot five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction will be completed in phases, with the completion and leasing of some of the buildings occurring prior to the end of the 48-month period. Phase I of exterior and common area construction of this redevelopment project was completed in September 2004. We hosted a well-attended open house celebration introducing the community to the re-positioned property. Shortly thereafter, the first two leases , which will commence in the first quarter of 2005, were secured for 19,649 square feet, or 13% of the Phase I square footage.

In April 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona with the intent to redevelop the property to accommodate the expansion requirements of one of our existing tenants in another property.  The redevelopment began in August 2004 and has an expected completion date in the second quarter of 2005 and an estimated redevelopment cost of approximately $6.1 million, of which approximately $3.3 million will be funded by us and approximately $2.8 million will be funded by the tenant.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsboro, Oregon.  The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building.  The expected cost of development to bring this property to operating status is approximately $2.7 million over an 18-month period.

Capital Expenditures

We expect the higher than usual lease expirations in our portfolio that occurred during 2004 to continue throughout 2005. Prior to 2004, annual lease expirations in our portfolio ranged from approximately 12% to 15% of our annualized base rents. As of December 31, 2004, our expected lease expirations for 2005 were 21% of annualized base rents. As a result, we expect to incur significant capital expenditures in 2005, including the costs of leasing commissions and tenant improvements related to renewing or replacing the expiring leases. In several instances, these lease expirations may occur in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, may require us to incur more capital expenditures than we have experienced historically to renew or re-lease these spaces.

In addition, we are renovating two properties that were leased by single tenants who did not renew their leases , which will also result in additional capital expenditures in 2005. We believe that these renovations are necessary to render the properties competitive in their respective markets.

The combination of these two factors will require that we manage our capital resources carefully. We intend to closely monitor these situations and continually assess our actual expenditures against our planned expenditures. We believe that we will have sufficient funds to meet the needs of these situations. We plan to spend approximately $15 million in capital expenditures during the year 2005.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,485,907 shares of our common stock at an average cost of $19.24 per share, which represents 37% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock. During the year ended December 31, 2004, we repurchased or acquired 453,655 shares of our common stock at an average price of $27.98. We acquired 341,300 shares in open market repurchases made pursuant to our share repurchase program and 112,355 shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock or in connection with stock option exercises, which were not repurchased pursuant to our share repurchase program. We did not purchase any shares of our common stock pursuant to our share repurchase program during the second half of 2004.

Occupancy and Rental Rates

As of December 31, 2004, our operating portfolio occupancy was at 91%, a 2 percentage point decrease from the 93% occupancy as of December 31, 2003 .. Maintaining our occupancy rate has been our highest priority during this economic downturn. In order to retain tenants in the current market, we have sometimes found it necessary to negotiate lower rental rates in exchange for extended terms, which we refer to as “ blend and extend ” leases. While this has a negative impact on our income from operations, we believe the negative impact of losing good credit tenants would surpass the incremental loss due to reduced rental rates. During the year ended December 31, 2004, we renewed or re-leased 96 of 126 expiring leases or 74% of our expiring square footage and experienced a 16% decline in weighted average rental rates on these leases. We intend to continue this strategy in order to maximize our occupancy rate.

Leasing

Over the next three years, we will be facing significant lease rollovers. During the years 2005, 2006, and 2007, leases representing 21%, 15%, and 15% of annualized base rent, respectively, will expire. As of December 31, 2004, the expirations as a percentage of annualized base rent by region are as follows:

	2005	2006	2007
Northern California	7%	5%	4%
Arizona	4%	3%	4%
Southern California	2%	4%	3%
Northwest	2%	1%	1%
Colorado	5%	1%	2%
Nevada	1%	1%	1%
Total	21%	15%	15%

In order to manage the risk associated with higher lease expirations in weaker markets, we developed a plan to focus our attention on a group of our largest tenants. At its inception in June of 2003, this group consisted of 90 tenants, with lease expirations scheduled to occur through the year 2006. Although the 90 tenants represented 20% of our total tenant group, the revenue associated with these tenants represented over 50% of our portfolio annualized base rent. For each of these tenants, we have been pursuing a proactive approach by creating specific strategies for renewal. These approaches may involve blend and extend leases, early renewals, and other appropriate measures. We have recently begun focusing on additional tenants with leases expiring through the year 2007 and plan to continue our focus on this expanded group of tenants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, classification of discontinued operations, accounting for development costs, revenue recognition and allowance for doubtful accounts, stock compensation expense, and qualification as a REIT, each of which is discussed in more detail below. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, and those estimates could be different under different assumptions or conditions.

Valuation of Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes the purchase price and other related acquisition costs. In accordance with Statement of Financial Accounting Standards (SFAS) 141, “ Business Combinations, ” a portion of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate properties are depreciated using the straight-line method over estimated useful lives. When circumstances such as adverse market conditions indicate an impairment of a property, we will recognize a loss to the extent that the carrying value exceeds the fair value of the property. The fair value of a property is determined by using an internally developed discounted cash flow analysis. The evaluation of the fair value of individual properties requires significant management judgments and assumptions that affect the amount of any impairment loss that we may recognize.  Significant changes in the facts and circumstances underlying these judgments and assumptions in future periods could cause significant impairment adjustments to be recorded.

The acquisition of real estate investments results in the allocation of a portion of the purchase price to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. They are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases as follows : (i) origination value, which represents the value associated with “ cost avoidance ” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “ assumed vacant ” property to the occupancy level when purchased; (iii) fair market value of acquired leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks; and (iv) value of tenant relationships, which reflects estimated future benefits from enhanced renewal probabilities and cost savings in lease commissions and tenant improvements. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the average term of the acquired leases. Fair m arket value of acquired leases is classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases. Value of tenant relationships is classified as an other asset and is amortized over the anticipated term of the customer relationship, not to exceed the remaining depreciable life of the building.

Classification of Discontinued Operations

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less estimated costs to sell, and such properties are no longer depreciated. We classify real estate assets as held for sale in the period in which both of the following criteria are met:

-

management has obtained board approval to sell the asset, and

-

a letter of intent has been signed by an officer of the c ompany and the buyer.

We present the net operating results of properties held for sale and sold during the year, less allocated interest expense, as income from discontinued operations for all periods presented. The gain on sale of operating properties sold, net of sale costs, is presented as income from discontinued operations. We allocate interest expense based on the percentage of the cost basis of each property held for sale and sold to the total cost basis of real estate assets as of the respective year-end, pro-rated for the number of days prior to sale.

Accounting for Development Costs

In accordance with SFAS 67, “ Accounting for Costs and Initial Rental Operations of Real Estate, ” costs associated with the development of real estate include acquisition and direct construction costs as well as capitalization of real estate taxes, insurance, incidental revenue and expenses, and a portion of salaries and overhead of personnel responsible for development activity.  In addition, we capitalize interest expense to the development projects according to SFAS 34, “ Capitalization of Interest Cost .”   The amount of interest capitalized during a period is determined by applying the weighted average rate of our borrowings to the average accumulated costs, excluding interest, of the project. The capitalization of interest, real estate taxes, insurance, and incidental revenue and expenses begins when construction of a project commences and ends when a project or a portion of the project is placed in service, not to exceed twelve months from the cessation of construction activities.  The capitalization of salaries and overhead of development personnel commences upon development approval from the prevailing governing authorities and ends with completion of the project.

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property. In the event a tenant downsizes into a smaller space with reduced rent, a pro-rated amount of the straight-line rent receivable is charged against income based on square footage.  Lease termination income is recorded when we have an executed lease termination agreement with no further contractual obligations that must be met before the fee is due to us .. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such tenant’s occupancy. In accordance with SFAS 141, “ Business Combinations, “ a portion of the purchase price of acquired properties is allocated to the market value of in-place leases. The market value of in-place leases is classified as an other asset or liability and is amortized to rental income over the remaining terms of the leases. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  Significant judgments and estimates must be made by management and used in connection with establishing this allowance in any accounting period.  In the event that the allowance for doubtful accounts is insufficient to cover the actual amount of accounts that are subsequently written off in an accounting period, additional bad debt expense would be recognized as a current period charge in our income statement.

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

Variances in net income and cash flows for the year ended December 31, 2004 when compared with the same period in 2003 were due primarily to the acquisition, sale, development and redevelopment of operating properties as follows:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2003	30	2,592,000	56	4,565,000	86	7,157,000
Activity from January 1, 2003 through December 31, 2003:
Acquisitions	1	205,000	4	454,000	5	659,000
Development(1)	-	-	1	41,000	1	41,000
Total at December 31, 2003	31	2,797,000	61	5,060,000	92	7,857,000

Activity from January 1, 2004 through December 31, 2004:
Acquisitions (2)	3	371,000	5	439,000	8	810,000
Sales	(5)	(527,000)	(6)	(468,000)	(11)	(995,000)
Development (1)	-	-	2	40,000	2	40,000
Redevelopment (3)	2	113,000	-	-	2	113,000
Transfer to Redevelopment(3)	(1)	(334,000)	(1)	(131,000)	(2)	(465,000)
Total at December 31, 2004	30	2,420,000	61	4,940,000	91	7,360,000

(1)

Properties are included in development based on the date of shell completion.

(2)

One property was acquired on September 27, 2004 as a development project and is currently under lease-up.

(3)

One 334,000 square-foot five-building property was transferred from operating to development on March 1, 2004 as a redevelopment project, and one property was acquired on April 21, 2004 as a redevelopment project. Two of the buildings from the five-building property were transferred to operating as lease-up properties in November 2004 and are included as two properties in redevelopment in the above table.

Comparison of 2004 to 2003

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $5,688,000 or 15% in 2004 compared to 2003. This decrease is attributable to an increase in rental income of $7,704,000, offset by an increase in rental expenses of $13,392,000.

The following table presents the change in income from operations for the twelve months ended December 31, 2004 compared with the same period in 2003, detailing amounts contributed by properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2003 to December 31, 2004 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized (1)	Total

Rental income	$ 14,977	$(2,844)	$ 414	$(4,843)	$ 7,704
Rental expenses: Operating expenses	(2,568)	(159)	(60)	(142)	(2,929)
Real estate taxes	(1,221)	(120)	(5)	22	(1,324)
Depreciation and amortization	(6,446)	427	(242)	(913)	(7,174)
General and administrative expenses	-	-	-	(1,965)	(1,965)
Income from operations	$ 4,742	$(2,696)	$ 107	$(7,841)	$(5,688)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes one property with a shell completion date of January 1, 2003 and two properties with a shell completion date of October 18, 2004.

(1)

Stabilized properties includes properties that were fully operating during the years 2003 and 2004.

The increase in rental income of $7,704,000 is primarily attributable to property acquisitions, partially offset by decreases in rental income on redevelopment and stabilized properties. The decrease in rental income of $4,843,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

The increases in operating expenses of $2,929,000 or 20%, real estate taxes of $1,324,000 or 14%, and depreciation and amortization of $7,174,000 or 36% are primarily due to additional expenses incurred for properties acquired during 2003 and 2004. The increase in depreciation and amortization on the stabilized properties is primarily due to a greater level of capital improvement spending required to obtain tenants.

General and administrative expenses increased $1,965,000 or 34% in 2004 compared to 2003, primarily as a result of bonus accruals for 2004 of approximately $935,000, increased accounting fees of approximately $319,000, increased professional fees of approximately $435,000, and increased restricted stock vesting expense of $291,000.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $2,399,000 or 13% in 2004 compared with 2003. The increase is attributable to the increase in mortgages used to finance property acquisitions in the fourth quarter of 2003 and mortgages assumed on properties acquired in 2004.  This increase is partially offset by a higher level of capitalized interest on development properties in 2004 due to increased development activity. The amortization of loan fees was $1,531,000 and $1,599,000 in 2004 and 2003, respectively.

Discontinued Operations

In December 2004, we sold four industrial properties in South San Francisco, California; one industrial property in Santa Rosa, California; one industrial property in Napa, California; two office properties in Seattle, Washington; one office property and a 4.3 acre parcel of land in San Diego, California; and an office building in Laguna Hills, California for net sale prices totaling $175,110,000, which resulted in an aggregate gain of $70,235,000. As of December 31, 2004, we classified one operating property as held for sale. Net operating income relating to these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each quarter of 2004 were $0.51 per share. In addition, a special dividend of $3.28 per common share was declared in December 2004 as a result of gain on sales of properties.  Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share and $0.51 per share for the third and fourth quarters of 2003. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each quarter of 2004. In 2003, quarterly dividends on our Series A preferred stock were $0.8507 for the third quarter, and $1.09375 for the fourth quarter. Quarterly dividends on our Series B preferred stock of $0.5242 per share were declared for the second quarter of 2004 and $0.47656 per share for the third and fourth quarters of 2004.

Comparison of 2003 to 2002

Income from Operations

Income from operations, defined as rental income less rental expenses (which include operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $2,838,000 or 7% in 2003 compared to 2002. This decrease is attributable to an increase in rental income of $7,682,000, offset by an increase in rental expenses of $10,520,000.

The following table presents the change in income from operations for the twelve months ended December 31, 2003 compared with the same period in 2002, detailing amounts contributed from properties acquired, properties developed, and properties that remained stable during the period from January 1, 2002 to December 31, 2003 (in thousands):

	Acquisitions	Development+	Stabilized (1)	Total

Rental income	$ 8,200	$ 428	$ (946)	$ 7,682
Rental expenses: Operating expenses	(638)	(44)	(1,573)	(2,255)
Real estate taxes	(866)	(18)	(825)	(1,709)
Depreciation and amortization	(3,456)	(196)	(1,778)	(5,430)
General and administrative expenses	-	-	(1,126)	(1,126)
Income from operations	$ 3,240	$ 170	$(6,248)	$(2,838)

+

Includes one property with a shell completion date of December 1, 2001.

(1)

Stabilized properties includes properties that were fully operating during the years 2002 and 2003.

The increase in rental income of $7,682,000 is primarily attributable to property acquisitions and, to a lesser extent, development activities. The decrease in rental income of $946,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

The increases in operating expenses of $2,255,000 or 19%, real estate taxes of $1,709,000 or 23%, and depreciation and amortization of $5,430,000 or 37% are primarily due to additional expenses incurred for properties acquired during 2002 and 2003 and increased rental expenses on stabilized properties. The increase of $1,573,000 in operating expenses on the stabilized properties is generally attributable to higher repairs and maintenance spending, which was increased in order to attract potential tenants in competitive markets.  The increase of $825,000 in real estate taxes on the stabilized properties is due to re-assessment of the value of properties developed in recent years, as well as overall increases in tax rates. The increase in depreciation and amortization of $1,778,000 on the stabilized properties is attributable to a greater level of capital improvement spending required to obtain tenants.

General and administrative expenses increased $1,126,000 or 24% in 2003 compared with 2002, primarily as a result of increased compensation expense associated with the hiring of the employees of Bedford Acquisitions, Inc., which increased compensation costs by approximately $500,000. The remaining increase is mainly due to higher legal and accounting fees.

Interest Expense

Interest expense, which includes amortization of loan fees, increased $1,535,000 or 9% in 2003 compared to 2002. The increase is attributable to a higher level of weighted average outstanding debt in 2003 due to share repurchases and the funding of property acquisitions in the third and fourth quarters of 2003, as well as increased amortization of loan fees. The amortization of loan fees was $1,599,000 and $1,361,000 in 2003 and 2002, respectively. The increase in amortization of loan fees is primarily due to loan fees paid in connection with the $137.6 million of mortgage financing obtained in 2003.

Discontinued Operations

In the second quarter 2002, we sold three industrial properties in Vista, California; one industrial property in San Diego, California; and one industrial property in Scottsdale, Arizona for net sale prices totaling $19,081,000, which resulted in an aggregate gain of $1,798,000. Net operating income relating to these properties is classified as discontinued operations for all periods presented.

In the third quarter 2002, we sold two industrial properties and one office property in Monterey, California for net sale prices totaling $12,391,000, which resulted in an aggregate gain of $1,777,000. Net operating income relating to these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share and $0.51 per share for the third and fourth quarters of 2003. Common stock dividends to stockholders declared for the first and second quarters of 2002 were $0.48 per share and $0.50 per share for the third and fourth quarters of 2002. Quarterly dividends on our Series A preferred stock of $0.8507 per share were declared for the third quarter of 2003 and $1.09375 for the fourth quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Net cash provided by operating activities decreased approximately $2,519,000 to $46,651,000 for the twelve months ended December 31, 2004 as compared to $49,170,000 for the same period in 2003. This decrease was primarily due to higher interest payments on our outstanding debt and increased payments for accounting and other professional fees. Interest payments increased in 2004 as a result of new mortgages obtained to finance 2003 acquisitions and mortgages assumed on 2004 acquisitions. Accounting and professional fees increased in 2004 as a result of services performed to document and test the company’s internal control over financial reporting.

Investing Activities

Net cash provided by investing activities increased approximately $ 153,008 ,000 to $ 58,085 ,000 for the twelve months ended December 31, 2004 as compared to cash used in investing activities of $94,923,000 for the same period in 2003. The increase in cash provided by investing activities was primarily due to net proceeds from the sale of operating properties in 2004 of approximately $169,307,000. These proceeds were offset by an increase in property acquisitions in 2004 as well as increased spending on building improvements and tenant improvements on existing operating properties.

Financing Activities

Net cash used in financing activities increased approximately $ 137,740 ,000 to $ 88,116 ,000 for the twelve months ended December 31, 2004 as compared to net cash provided by financing activities of $49,624,000 for the same period in 2003. The increase in cash used in financing activities was primarily due to reduced proceeds from new mortgages in 2004 as compared to 2003, increased net payments on our credit facility with proceeds from the sale of operating properties , and increased dividend payments for the preferred shares issued in 2003 and 2004.  These increases in cash used were partially offset by additional cash provided by our Series B preferred stock offering in 2004.

Available Borrowings, Capital Resources, and Cash Balances

We expect to meet our long-term liquidity and capital requirements, such as funding capital expenditures, costs associated with lease renewals and re-leasing of space, the cost of acquisitions, repayment of indebtedness, share repurchases, development of properties, and dividends from:

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

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had a zero outstanding balance and letters of credit issued and undrawn of $11,943,000 at December 31, 2004, leaving approximately $188,057,000 of available borrowing. We anticipate utilizing this available borrowing capacity and/or sale proceeds from real estate assets to fund our investing activities in 2005, including estimated development and redevelopment costs of approximately $22 million and capital expenditures of approximately $15 million.

As of December 31, 2004, we had approximately $24,218,000 in cash and cash equivalents, including approximately $22,000 of restricted cash.  Restricted cash represents security deposits held in interest bearing cash deposit accounts in accordance with tenant leases. Unrestricted cash includes approximately $3,776,000 held in a liquidity management investment account investing in money market instruments that are backed by U.S. government short-term securities and approximately $17,988,000 held in short-term U.S. Treasury Bills. The balance of the unrestricted cash is in a demand deposit account which is used to fund our disbursements.

We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 91% of our real estate investments served as collateral for our existing mortgage indebtedness and available borrowing under our credit facility as of December 31, 2004. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of December 31, 2004, the facility did not have an outstanding balance.

In April 2004, we assumed a mortgage with an outstanding balance of approximately $3,070,000 in connection with the acquisition of a property. The mortgage with Thrivent Financial for Lutherans carried a fixed interest rate of 7.90% and had a maturity date of April 10, 2017. Subsequently, in July 2004, we renegotiated the mortgage with a then outstanding balance of $3,036,000, resulting in an increased loan amount, an extended term, and a lower interest rate. The new mortgage contains provisions for two additional fundings, the first of which took place on July 29, 2004 for $2,464,000. The second funding of $2,500,000 will take place in 2005, bringing the total mortgage amount to $8,000,000. The new interest rate on this mortgage is currently 5.94% and will be reduced to 5.60% after the second funding in 2005. The mortgage matures on August 15, 2029.

In August 2004, we assumed a mortgage with an outstanding balance of approximately $7,066,000 in connection with the acquisition of a property.  The mortgage with Woodmen of the World carries a fixed interest rate of 7.23% and has a maturity date of July 1, 2012.

As a result of property sales in December 2004, we paid down the outstanding balance on our line of credit, resulting in a zero balance as of December 31, 2004. We also partially paid down three mortgages and paid off one mortgage for a total aggregate repayment amount of approximately $22,686,000.

Mortgage loans payable at December 31, 2004 consist of the following (in thousands):

				Collateral as of December 31, 2004
Lender	Maturity Date	Interest Rate at December 31, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
TIAA-CREF	June 1, 2005	7.17%	$ 24,701	5	5.93%	4.34%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(1)	11,518	3	1.46%	2.29%
Nationwide Life Insurance	November 1, 2005(2)	4.61%	16,987	3	3.75%	3.82%
Prudential Insurance	July 31, 2006	8.90%	7,450	1	1.41%	1.68%
Prudential Insurance	July 31, 2006	6.91%	12,517	2	4.81%	3.20%
Union Bank	November 19, 2006	4.14%(3)	20,097	9	4.19%	3.77%
TIAA-CREF	December 1, 2006	7.95%	20,427	5	4.07%	4.30%
TIAA-CREF	June 1, 2007	7.17%	33,596	5	8.02%	6.88%
John Hancock	December 1, 2008	4.60%	11,800	5	2.69%	3.08%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,604	1	0.79%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,435	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,241	8	9.59%	9.31%
John Hancock	December 1, 2010	4.95%	27,900	2	5.56%	4.54%
Washington Mutual	August 1, 2011	3.98%(4)	16,156	5	-	4.36%
Woodmen of the World	July 1, 2012	7.23%	7,025	1	1.26%	1.06%
TIAA-CREF	April 1, 2013	5.60%	47,411	5	8.66%	6.76%
Bank of America	November 1, 2013	5.45%	9,900	1	2.07%	2.11%
Bank of America	December 1, 2013	5.55%	11,400	4	2.85%	2.72%
JP Morgan	December 1, 2013	5.74%	24,702	1	6.25%	4.31%
Thrivent Financial	August 15, 2029	5.94%	5,468	1	-	1.10%
	Total		$351,335	67	73.36%	70.42%

+

Interest rates are fixed unless otherwise indicated by footnote.

(1)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(2)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. The second interest rate reset date is November 1, 2008 with a final maturity date of November 1, 2011.

(3)

Floating rate based on LIBOR plus 1.60%. The current rate of 4.14% is fixed until May 19, 2005, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

The 67 operating properties that served as collateral for our mortgages had a net book value of approximately $501,550,000 as of December 31, 2004. We were in compliance with the covenants and requirements of our various mortgage loans payable during the years ended December 31, 2004 and 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$ -	$ -	$ -	$ -
Mortgage loans payable	58,675	98,922	56,656	137,082	351,335
Interest obligations on bank loan and mortgage loans	19,873	29,301	19,860	23,901	92,935
Construction contract commitments	5,211	-	-	-	5,211
Stand-by letters of credit	11,943	-	-	-	11,943
Total	$ 95,702	$128,223	$ 76,516	$160,983	$461,424

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our board of directors, Martin I. Zankel, is a Senior Principal. During the years ended December 31, 2004, 2003, and 2002, we paid Bartko, Zankel, Tarrant & Miller approximately $200, $81,000, and $17,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of December 31, 2004, we had outstanding undrawn letters of credit against our credit facility of approximately $11,943,000. The letters of credit were required by our various lenders as substitution for insurance and real estate impound accounts, as temporary substitution of collateral for a sold property, and as security for a vacancy in a property serving as collateral for a mortgage.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

We could experience a reduction in rental income if we are unable to renew or re-lease space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of December 31, 2004, leases representing 21%, 15%, 15%, and 22% of our total annualized base rent were scheduled to expire during 2005, 2006, 2007, and 2008, respectively. If the rental rates upon re-leasing or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-leasing our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-leasing of space. Similarly, our rental income could be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-lease space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 41% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of December 31, 2004, our 25 largest tenants accounted for approximately 41% of our total annualized base rent. In the event that one or more of our larger tenants were to vacate or not renew their lease with us, the re-leasing of the square footage previously leased by these tenants may require considerable capital expenditures and an indeterminate period of time. Losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of December 31, 2004, approximately 45% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, a downturn in the performance of the commercial real estate markets and the local economies in various areas within California could adversely affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for commercial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 28% of our net operating income , including income from discontinued operations, for the year ended December 31, 2004 was generated by our properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy. The market for commercial space in the San Francisco Bay Area is recovering from of one of the most severe downturns of the past several decades. This downturn was precipitated by the unprecedented collapse of many technology and so-called “ dot com ” businesses that, during the 1998-2001 period, had been chiefly responsible for generating demand for, and increased prices of, local office properties. This downturn has harmed, and may continue to harm, our results of operations. In the event this downturn continues or economic conditions in the San Francisco Bay Area worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the twelve months ended December 31, 2004, none of our tenants had filed for bankruptcy. However, in the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a few major tenants may harm us and our ability to pay dividends to our stockholders.

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

A significant portion of our leases is scheduled to expire in 2005. To supplement the losses in net operating income caused by the leasing turnover, we expanded our acquisitions program in 2003 and during the first ten months of 2004. Acquisitions totaled approximately $85.1 million in 2003 and $103.6 million in 2004. The goal of our acquisitions program was to purchase additional properties the net operating income from which would supplement the declines in net operating income we have been experiencing, and will experience, from rental declines and from our high tenant turnover rate in 2004 and 2005.  Due to the fact that we were unable to acquire sufficient properties that met our targets for return on investment, we determined that we would de-emphasize our acquisitions program and focus, instead, on selling individual properties in the current seller-favorable market in order to supplement our net operating income. However, following the conclusion of our review of strategic alternatives, and as part of repositioning ourselves as a multi-tenant REIT, we may acquire additional properties as opportunities arise. We may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “ All Risks ” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California, which represent approximately 45% of our portfolio’s annualized base rent as of December 31, 2004. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “ All Risks ” property policies, liability policies, primary and umbrella/excess policies. In addition, “ non-certified ” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

Qualification as a REIT involves the application of highly technical and complex tax provisions, and the determination of various factual matters and circumstances not entirely within our control may have an impact on our ability to maintain our qualification as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, we cannot assure that new legislation, Treasury Regulations, administrative interpretations, or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification. We are not aware of any proposal to amend the tax laws that would significantly and negatively affect our ability to continue to operate as a REIT.

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

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective.  There are inherent limitations on the effectiveness of internal controls including collusion, management override, and breakdowns in human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

We rely on the services of our key personnel, and their expertise and knowledge of our business would be difficult to replace.

We are highly dependent on the efforts of our senior officers.  While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business.  On April 20, 2004, our board of directors announced that they had launched a search to replace Peter Bedford as our c hief e xecutive o fficer upon his retirement.  After conducting this search for several months and as a result of subsequent developments in the real estate market, in September 2004, the board of directors determined that it would be in the best interests of our stockholders to pursue various strategic alternatives, including a possible sale or merger of our company to a third party or selling certain of our assets. Based on this shift in strategy, the board requested, and Peter Bedford agreed, to defer his retirement and remain as our CEO while we evaluated and pursued these strategic alternatives. In connection with the board's conclusion of its review of strategic alternatives in February 2005, the board decided to discontinue its previously suspended search for a successor candidate to serve as CEO and Peter Bedford's term of employment as CEO was extended until December 31, 2007. In addition, James Moore, our President and former c hief o perating o fficer, has also announced his intention to retire in July 2005. As a result, we have restructured our organization and Stephen M. Silla has assumed the position of c hief o perating o fficer, effective January 31, 2005. Changes in our senior management and any future departures of key employees or other members of senior management could have a material adverse effect on our ability to implement our business strategy and on our results of operations.

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

Our $150 million credit agreement and our mortgage loans are collateralized by approximately 91% of our total real estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of December 31, 2004, our $150 million credit facility was collateralized by mortgages on 20 properties that accounted for approximately 22% of our annualized base rent and approximately 21% of our total real estate assets. All of our mortgage loans were collateralized by 67 properties that accounted for approximately 73% of our annualized base rent and approximately 70% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability. In addition, upon the sale of any property subject to a mortgage loan or which forms part of the collateral for our credit facility, we would be required to apply the proceeds of any such sale first to pay off any mortgage loan on the property or (to the extent the total value of the collateral securing our credit facility after such sale is less than the total amount outstanding under the credit facility) to pay down our credit facility, as applicable.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of December 31, 2004, our $150 million credit facility did not have an outstanding balance. However, the average outstanding balance during 2004 was $81.2 million, and we had other outstanding floating rate loans of $36.2 million as of December 31, 2004. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations for 2003 and 2004 have benefited from low levels of interest rates. Should this trend in interest rates reverse itself, our operating results could be harmed ..

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

We have significant debt service obligations. As of December 31, 2004, we had total liabilities of approximately $443.0 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $350.5 million. Payments to service our outstanding debt obligations during the year totaled approximately $33.2 million for 2004. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors, or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT. We have entered into a swap agreement to hedge our exposure to the variable interest rate on a mortgage with a remaining principal balance of approximately $11.5 million as of December 31, 2004. Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed. However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future. If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

An increase in market interest rates could cause the respective prices of our common stock and preferred stock to decrease.

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of December 31, 2004, interest rates in the U.S. remained relatively low.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our existing debt instruments permit us to incur additional indebtedness and other liabilities, subject to the restrictions contained in those debt instruments. As of December 31, 2004, we had approximately $351.3 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

We cannot assure you that we will be able to pay dividends regularly although we have done so in the past.

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Furthermore, any new shares of common stock issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise would have a similar effect. In addition, our existing credit facility covenants have specific limits regarding our ability to pay quarterly dividends to stockholders.

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

FINANCIAL PERFORMANCE

Our Funds from Operations (FFO) during the three and twelve months ended December 31, 2004 was $5,316,000 and $40,250,000, respectively. During the same periods in 2003, FFO was $12,151,000 and $49,723,000, respectively. Although FFO is not a financial measure calculated in accordance with U.S. generally accepted accounting principles (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income available to common stockholders. The following table sets forth a reconciliation of the differences between our FFO and our net income available to common stockholders for each of the three and twelve months ended December 31, 2004 and 2003.

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2004	2003	2004	2003
Funds From Operations (in thousands, except share amounts):
Net income available to common stockholders	$ 67,909	$ 5,287	$ 80,897	$26,980
Adjustments: Depreciation and amortization: Continuing operations Discontinued operations Gain on sales of operating properties	7,278 364 (70,235)	6,181 683 -	27,225 2,363 (70,235)	20,051 2,692 -
Funds From Operations	$ 5,316	$12,151	$ 40,250	$49,723
Weighted average number of shares – diluted	15,923,104	16,156,283	16,078,939	16,336,369

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we balance our borrowings between fixed and variable rate debt. While we have in the past entered into interest swap agreements from time to time to minimize our exposure to interest rate fluctuations, we do not enter into derivative or interest rate transactions for speculative purposes.

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Variable rate debt	$ 1,269	$20,251	$ 755	$ 786	$ 817	$ 12,375	$ 36,253	$ 36,253
Weighted average interest rate	4.05%	4.13%	3.98%	3.98%	3.98%	3.98%	4.07%	4.07%
Fixed rate debt	$57,405	$42,934	$34,983	$15,114	$39,939	$124,707	$315,082	$312,108
Weighted average interest rate	5.56%	7.70%	7.09%	4.97%	7.08%	5.56%	6.19%	6.25%

As the table incorporates only those exposures that existed as of December 31, 2004, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 27 basis points, interest expense on our outstanding variable rate debt would increase by approximately $146,000 annually.

In July 2003, we entered into an interest swap agreement with Bank of America, N.A. on our two floating-rate mortgages with Security Life of Denver Insurance Company. The agreement, which commenced on July 3, 2003 and terminates on September 1, 2005, exchanges a floating rate of 30-day LIBOR for a fixed rate of 1.595% on a notional amount of $24.5 million for the first 6 months and $23.5 million in 2004. As a result of the paydown of a portion of one of the mortgages and the pay off of the other mortgage in December 2004, the agreement was amended to reduce the notional amount to $11 million with no other term changes.  Interest rate pay differentials that arise under this swap agreement are recognized on an accrual basis in interest expense over the term of the contract. This interest rate swap agreement was considered to be fully effective in hedging the variable rate risk associated with the mortgages.

The following summarizes the notional value and fair value of our interest swap contract. The notional value below provides an indication of the amount that has been hedged in this contract but does not represent an obligation or exposure to credit risk at December 31, 2004 (dollars in thousands):

Notional Amount	Fixed Rate	Contract Maturity	Cumulative Cash Paid, Net	Fair Value of Derivative Financial Instrument at December 31, 2004
$11,000	2.995%	September 1, 2005	$114	$98

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, we have determined that as of December 31, 2004, the company’s internal control over financial reporting was effective.

As described by the Public Company Accounting Oversight Board in Auditing Standards No. 2, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None .

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders, scheduled to take place on May 11, 2005.

Item 11. Executive Compensation

The information required by Item 11 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders, scheduled to take place on May 11, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders, scheduled to take place on May 11, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders, scheduled to take place on May 11, 2005.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this report is incorporated by reference from the proxy statement that we will mail to our stockholders in connection with the solicitation of proxies for the annual meeting of our stockholders, scheduled to take place on May 11, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. 1.	Financial Statements
Page

	Reports of Independent Registered Public Accounting Firms	F1

	Consolidated Balance Sheets as of December 31, 2004 and 2003	F4

	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	F5

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F6

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F7

	Notes to Consolidated Financial Statements	F8

2.

Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation	F30

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

10.14

Employment Agreement, dated February 17, 1993, by and between ICM Property Investors, Inc., and Peter B. Bedford, is incorporated herein by reference to Exhibit 10.14 to our Form 10-K for the year ended December 31, 1994.

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

10.65

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Laguna Hills Square SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.65 to our Form 10-K for the year ended December 31, 2003.

10.66

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Petaluma SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.66 to our Form 10-K for the year ended December 31, 2003.

10.67

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Philips Business Center SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.67 to our Form 10-K for the year ended December 31, 2003.

10.68

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Phoenix Tech Center SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.68 to our Form 10-K for the year ended December 31, 2003.

10.69

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Rio Salado SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.69 to our Form 10-K for the year ended December 31, 2003.

10.70

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Village Green SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.70 to our Form 10-K for the year ended December 31, 2003.

10.71

Sixth Amended and Restated Credit Agreement, dated March 31, 2004, by and among Bedford Property Investors, Inc., Bank of America, N.A., as Administrative Agent for the Banks, Swing Line Lender and L/C Issuer, and Union Bank of California, N.A., as Syndication Agent, is incorporated herein by reference to Exhibit 10.71 to our Form 10-Q for the quarter ending March 31, 2004.

10.72

Amended and Restated 2002 Directors' Stock Plan of Bedford Property Investors, Inc., dated May 13, 2004, is incorporated herein by reference to Exhibit 10.72 to our Form 10-Q for the quarter ending June 30, 2004.

10.73

Third Amendment to Employment Agreement, dated as of February 4, 2005, between Bedford Property Investors, Inc. and Peter B. Bedford, is incorporated herein by reference to Exhibit 10.73 to our Form 8-K filed on February 10, 2005.

10.74*

Promissory Note Secured by Deed of Trust, dated December 17, 2004, by and among Bedford Property Investors, Inc., as Holder, and Metzger Mountain Pointe, LLC, Mountain Pointe Office Investments, LLC, and RCH Mountain Pointe, LLC, as Maker.

16.1

Letter from KPMG LLP to the Securities and Exchange Commission re : Change in Certifying Accountant is incorporated herein by reference to Exhibit 16.1 to our Form 8-K filed on March 20, 2003.

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

32.1*

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

F1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bedford Property Investors, Inc.:

We have completed an integrated audit of Bedford Property Investors, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The consolidated financial statements of the Company for the year ended December 31, 2002 were audited by other auditors whose report dated February 10, 2003 expressed an unqualified opinion on those statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS 123, using the modified prospective method effective January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

F1

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 9, 2005

F2

Report of Independent Registered Public Accounting Firm

The Board of Directors
Bedford Property Investors, Inc.:

We have audited the accompanying statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2002. In connection with our audit of the financial statements, we also audited the 2002 information included in Footnote A to the financial statement schedule, Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bedford Property Investors, Inc. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the 2002 information in Footnote A to the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the 2002 information set forth therein.

/s/ KPMG LLP

San Francisco, California

February 10, 2003

F3

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2003
Assets: Real estate investments:
Industrial buildings	$417,613	$414,392
Office buildings	332,695	375,844
Properties under development	29,716	-
Land held for development	13,529	14,071
	793,553	804,307
Less accumulated depreciation	85,436	81,638
	708,117	722,669
Operating property held for sale, net	8,293	-
Total real estate investments	716,410	722,669
Cash and cash equivalents	24,218	7,598
Accounts receivable, net	679	923
Notes receivable, net	6,820	-
Other assets	45,356	42,429
Total assets	$793,483	$773,619
Liabilities and Stockholders' Equity:
Bank loan payable	$ -	$ 68,978
Mortgage loans payable	351,335	368,542
Accounts payable and accrued expenses	13,135	8,874
Dividends payable	63,898	8,319
Other liabilities	14,657	15,007
Total liabilities	443,025	469,720
Commitments and contingencies (Note 17 )
Stockholders' equity: Preferred stock, $0.01 par value; authorized 6,795,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at December 31, 2004 and December 31, 2003; stated liquidation preference of $40,250	38,947	38,947
Series B 7.625% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 2,400,000 shares at December 31, 2004; stated liquidation preference of $60,000	57,769	-
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,325,584 shares at December 31, 2004 and 16,311,955 shares at December 31, 2003	326	326
Additional paid-in capital	289,132	289,734
Deferred stock compensation	(10,114)	(5,476)
Accumulated dividends in excess of net income	(25,700)	(19,721)
Accumulated other comprehensive income	98	89
Total stockholders' equity	350,458	303,899
Total liabilities and stockholders' equity	$793,483	$773,619

See accompanying notes to consolidated financial statements.

F4

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands, except share and per share amounts)

	2004	2003	2002

Rental income	$95,971	$88,267	$80,585
Rental expenses:
Operating expenses	17,354	14,425	12,170
Real estate taxes	10,574	9,250	7,541
Depreciation and amortization	27,225	20,051	14,621
General and administrative expenses	7,707	5,742	4,616

Income from operations	33,111	38,799	41,637

Other income (expense)
Interest income	87	106	199
Interest expense	(21,040)	(18,641)	(17,106)

Income from continuing operations	12,158	20,264	24,730

Discontinued operations:
Income from discontinued operations	6,452	7,401	7,698
Gain on sales of operating properties	70,235	-	3,575
Income from discontinued operations	76,687	7,401	11,273

Net income	88,845	27,665	36,003
Preferred dividends – Series A	(4,402)	(685)	-
Preferred dividends – Series B	(3,546)	-	-

Net income available to common stockholders	$80,897	$26,980	$36,003

Income per common share – basic (Note 16) :
Income from continuing operations	$ 0.26	$ 1.23	$ 1.52
Income from discontinued operations	4.85	0.46	0.70
Net income available to common stockholders	$ 5.11	$ 1.69	$ 2.22

Weighted average number of shares - basic	15,827,734	16,010,659	16,240,722

Income per common share – diluted (Note 16) :
Income from continuing operations	$ 0.26	$ 1.20	$ 1.49
Income from discontinued operations	4.77	0.45	0.68
Net income available to common stockholders	$ 5.03	$ 1.65	$ 2.17

Weighted average number of shares – diluted	16,078,939	16,336,369	16,604,069

Dividends declared per common share	$ 5.32	$ 2.02	$ 1.96

See accompanying notes to consolidated financial statements.

F5

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands, except per share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2001	$ -	$ -	$330	$297,343	$(4,612)	$(16,871)	$(310)	$275,880

Issuance of common stock	-	-	5	4,272	-	-	-	4,277
Repurchase and retirement of common stock	-	-	(8)	(9,829)	-	-	-	(9,837)
Issuance of restricted stock	-	-	2	2,315	(2,317)	-	-	-
Forfeiture of restricted stock	-	-	-	(237)	237	-	-	-
Amortization of restricted stock	-	-	-	-	2,070	-	-	2,070
Dividends to common stockholders ($1.96 per share)	-	-	-	-	-	(32,646)	-	(32,646)
Subtotal	-	-	329	293,864	(4,622)	(49,517)	(310)	239,744
Net income	-	-	-	-	-	36,003	-	36,003
Unrealized gain on derivative instruments	-	-	-	-	-	-	310	310
Comprehensive income	-	-	-	-	-	36,003	310	36,313
		-
Balance, December 31, 2002	-	-	329	293,864	(4,622)	(13,514)	-	276,057

Issuance of preferred stock, net of issuance costs	38,947	-	-	-	-	-	-	38,947
Issuance of common stock	-	-	4	5,398	-	-	-	5,402
Repurchase and retirement of common stock	-	-	(10)	(12,993)	-	-	-	(13,003)
Stock option expense	-	-	-	195	-	-	-	195
Issuance of restricted stock	-	-	3	3,291	(3,294)	-	-	-
Forfeiture of restricted stock	-	-	-	(21)	21	-	-	-
Amortization of restricted stock	-	-	-	-	2,419	-	-	2,419
Dividends to common stockholders ($2.02 per share)	-	-	-	-	-	(33,187)	-	(33,187)
Dividends to preferred stockholders ($0.8507 per share)	-	-	-	-	-	(685)	-	(685)
Subtotal	38,947	-	326	289,734	(5,476)	(47,386)	-	276,145
Net income	-	-	-	-	-	27,665	-	27,665
Unrealized gain on derivative instruments	-	-	-	-	-	-	89	89
Comprehensive income	-	-	-	-	-	27,665	89	27,754

Balance, December 31, 2003	38,947	-	326	289,734	(5,476)	(19,721)	89	303,899
Issuance of preferred stock	-	57,769	-	-	-	-	-	57,769
Issuance of common stock	-	-	4	4,555	-	-	-	4,559
Repurchase and retirement of common stock	-	-	(9)	(12,682)	-	-	-	(12,691)
Stock option expense	-	-	-	101	-	-	-	101
Issuance of restricted stock	-	-	5	7,449	(7,454)	-	-	-
Forfeiture of restricted stock	-	-	-	(25)	25	-	-	-
Amortization of restricted stock	-	-	-	-	2,791	-	-	2,791
Dividends to common stockholders ($5.32 per share)	-	-	-	-	-	(86,876)	-	(86,876)
Dividends to Series A preferred stockholders ($5.46875 per share)	-	-	-	-	-	(4,402)	-	(4,402)
Dividends to Series B preferred stockholders ($1.47732 per share)	-	-	-	-	-	(3,546)	-	(3,546)
Subtotal	38,947	57,769	326	289,132	(10,114)	(114,545)	89	261,604
Net income	-	-	-	-	-	88,845	-	88,845
Other comprehensive income	-	-	-	-	-	-	9	9
Comprehensive income	-	-	-	-	-	88,845	9	88,854
Balance, December 31, 2004	$38,947	$57,769	$326	$289,132	$(10,114)	$(25,700)	$98	$350,458

See accompanying notes to consolidated financial statements.

F6

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)

	2004	2003	2002
Operating Activities:
Net income	$ 88,845	$ 27,665	$ 36,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts for deferred loan costs and discontinued operations	31,339	24,588	19,288
Gain on sales of operating properties	(70,235)	-	(3,575)
Amortization of deferred compensation	2,791	2,419	2,070
Stock compensation expense	101	195	-
Uncollectible accounts expense	232	53	322
Change in receivables and other assets	(9,155)	(3,492)	(4,582)
Change in accounts payable and accrued expenses	3,902	(1,143)	(1,056)
Change in other liabilities	(1,169)	(1,115)	1,656

Net cash provided by operating activities	46,651	49,170	50,126

Investing Activities:
Investments in real estate	(111,222)	(94,923)	(103,566)
Proceeds from sales of real estate investments, net	169,307	-	31,472

Net cash provided by (used in) investing activities	58,085	(94,923)	(72,094)

Financing Activities:
Proceeds from bank loans payable	131,126	109,857	125,616
Repayments of bank loans payable	(200,104)	(165,561)	(81,860)
Proceeds from mortgage loans payable	2,464	137,627	22,600
Repayments of mortgage loans payable	(29,807)	(28,582)	(5,170)
Payment of loan costs, net	(2,187)	(1,288)	(1,372)
Issuance of preferred stock, net of issuance costs	57,769	38,947	-
Issuance of common stock	4,559	5,402	2,794
Repurchase and retirement of common stock	(12,691)	(13,003)	(9,837)
Redemption of Operating Partnership Units	-	-	(202)
Payment of dividends and distributions	(39,245)	(33,775)	(32,386)

Net cash (used in) provided by financing activities	(88,116)	49,624	20,183

Net increase (decrease) in cash and cash equivalents	16,620	3,871	(1,785)
Cash and cash equivalents at beginning of year	7,598	3,727	5,512

Cash and cash equivalents at end of year	$ 24,218	$ 7,598	$ 3,727

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$ 22,971	$ 20,109	$ 19,567

Cash paid during the year for income taxes	$ 15	$ 300	$ 162

Non-cash investing and financing transactions:

Redemption of Operating Partnership Units paid in common stock	$ -	$ -	$ (1,483)
Investment in real estate assets	$ -	$ -	$ 550
Minority interest in consolidated partnership	$ -	$ -	$ 933

Assumption of debt	$ 10,136	$ 3,128	$ -

See accompanying notes to consolidated financial statements.

F7

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (REIT) incorporated in 1993 as a Maryland corporation. We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring, and developing industrial and suburban office properties concentrated in the western United States. Our common stock, par value $0.02 per share, trades under the symbol “ BED ” on both the New York Stock Exchange and the Pacific Exchange.

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Our consolidated financial statements include the financial information of Bedford Property Investors, Inc., six wholly-owned corporations, and three wholly-owned limited liability companies. All significant inter-entity balances have been eliminated in consolidation.

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

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate investments includes the purchase price and other related acquisition costs. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate investment costs are depreciated using the straight-line method over estimated useful lives as follows: building s and improvements - 45 years; tenant improvements – the lesser of the life of the asset or the term of the related lease. When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we initiate a review of the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value of the property. As of December 31, 2004 and 2003, none of our real estate assets were considered to be impaired.

The acquisition of real estate investments results in the allocation of a portion of the purchase price to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. They are

F8

classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases as follows : (i) origination value, which represents the value associated with “ cost avoidance ” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “ assumed vacant ” property to the occupancy level when purchased; (iii) fair market value of acquired leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks; and (iv) value of tenant relationships, which reflects estimated future benefits from enhanced renewal probabilities and cost savings in lease commissions and tenant improvements. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the average term of the acquired leases. Fair m arket value of acquired leases is classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases. Value of tenant relationships is classified as an other asset and is amortized over the anticipated term of the customer relationship, not to exceed the remaining depreciable life of the building. For the year ended December 31, 2004, we allocated a portion of the purchase of acquisitions of approximately $10,189,000 to other assets and approximately $2,907,000 to other liabilities representing the identified inta n gibles. For the year ended December 31, 2003, we allocated approximately $16,045,000 to other assets and approximately $420,000 to other liabilities.

Accounting for Development Costs

Costs associated with the development of real estate include acquisition and direct construction costs as well as capitalization of real estate taxes, insurance, incidental revenue and expenses, and a portion of salaries and overhead of personnel responsible for development activity.  In addition, we capitalize interest expense to the development project. The amount of interest capitalized during a period is determined by applying the weighted average rate of our borrowings to the average accumulated costs, excluding interest, of the project. The capitalization of interest, real estate taxes, insurance, and incidental revenue and expenses begins when construction of a project commences and ends when a project or a portion of the project is placed in service, not to exceed twelve months from the cessation of construction activities.  The capitalization of salaries and overhead of development personnel commences upon development approval from the prevailing governing authorities and ends with completion of the project.

Real Estate Investments Held for Sale and Discontinued Operations

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less estimated costs to sell, and such properties are no longer depreciated. We classify real estate assets as held for sale in the period in which both of the following criteria are met:

-

management has obtained board approval to sell the asset, and

-

a letter of intent has been signed by an officer of the c ompany and the buyer.

We present the net operating results of properties held for sale and sold during the year, less allocated interest expense, as income from discontinued operations for all periods presented. The gain on sale of operating properties sold, net of sale costs, is presented as income from discontinued operations. We allocate interest expense based on the percentage of the cost basis of each property held for sale and sold to the total cost basis of real estate assets as of the respective year-end, pro-rated for the number of days prior to sale.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  As of December 31, 2004 and 2003, our allowance for doubtful accounts related to accounts receivable was approximately $20,000 and $14,000, respectively. As of December 31, 2004, our allowance for doubtful accounts related to a note receivable was approximately $127,000. Accounts and note receivable amounts are presented net of these allowances for doubtful accounts in the consolidated balance sheets.

F9

Revenue Recognition

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivable. The difference between straight-line rental income and contractual rental income decreased revenue by $28,000 and $31,000 in 2004 and 2003, respectively, and increased revenue by $968,000 in 2002. Straight-line rent receivable is included in other assets in the accompanying balance sheets and is charged against income upon early termination of a lease or as a reduction of gain on sale upon the sale of the property. Rental payments received before they are recognized as income are recorded as a prepaid income liability. Lease termination income is recorded when we have an executed lease termination agreement with no further contractual obligations that must be met before the fee is due to us. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such tenant’s occupancy. Leases for both industrial and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses, real estate taxes, and other recoverable costs. The expected recovery of these reimbursable expenses from tenants is recorded as revenue when the associated expenses are incurred.

Gain on Sales of Real Estate Investments

Gain on sales of real estate investments are recognized using the full accrual method provided that we meet various criteria relating to the terms of the transactions and any subsequent involvement by us with the properties sold. Gains or revenues relating to transactions which do not meet the established criteria would be deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

Deferred Financing and Leasing Costs

Costs incurred for debt financing and property leasing are capitalized as other assets. Deferred loan costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan, which approximates the effective interest method. Amortization of deferred financing costs is included in interest expense in our consolidated statements of income. The remaining balance of unamortized deferred financing costs is expensed upon early payoff of the related debt obligation. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized deferred leasing costs are included with the basis when a property is sold and therefore reduce the gain on sale. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

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

As of December 31, 2004, for federal income tax purposes, we had an ordinary loss carryforward of approximately $11 million. As we do not expect to incur income tax liabilities, there may be little or no value realized from such carryforwards.

For federal income tax purposes, common stock dividend distributions made were classified as follows:

Year	Ordinary Income	Long-Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital

2002	82%	10%	8%	-
2003	81%	-	-	19%
2004	25%	53%	22%	-

F10

For federal income tax purposes, dividend distributions made in 2003 were classified as 100% ordinary income for our Series A redeemable preferred stock. For federal income tax purposes, dividend distributions made in 2004 for both our Series A and Series B redeemable preferred stock were classified as 25% ordinary income, 53% long-term capital gain, and 22% unrecaptured section 1250 gain.

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

Stock-Based Compensation

Prior to 2003, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25 and all related interpretations. As of January 1, 2003, we adopted S tatement of F inancial Accounting Standards (SFAS) 148, “ Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123, ” on a modified prospective basis. SFAS 148 amends SFAS 123, “ Accounting for Stock-Based Compensation, ” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The impact of adopting SFAS 148 in accordance with the modified prospective method was an increase in compensation expense of $102,000 and $195,000 for the years ended December 31, 2004 and 2003, respectively.

If we had determined compensation costs for the stock options granted to employees consistent with SFAS 123 , as amended by SFAS 148, during the year ended December 31, 2002, our net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

2002
Net income:
As reported	$36,003
Less: compensation expense per SFAS 123	223
Pro forma	$35,780

Earnings per share – basic:
As reported	$ 2.22
Less: compensation expense per SFAS 123	0 ..02
Pro forma	$ 2.20

Earnings per share – diluted:
As reported	$ 2.17
Less: compensation expense per SFAS 123	0 ..02
Pro forma	$ 2.15

F11

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

No stock options were granted during the year 2004.

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

During the years ended December 31, 2004, 2003, and 2002, we recorded compensation expense relating to our stock compensation plans of approximately $2,892,000, $2,614,000, and $2,070,000, respectively.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. We include stock options issued under our stock option plans and non-vested restricted stock in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect. The dilutive shares are calculated using the treasury stock method.

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

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS 123R, “ Share-Based Payment. ” This Statement is a revision of SFAS 123, “ Accounting for Stock-Based Compensation. ” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment

F12

transactions. SFAS 123R is effective for public companies for interim and annual periods beginning after June 15, 2005. Due to our adoption of the fair value based method of accounting for stock-based employee compensation effective January 1, 2003, we do not expect this pronouncement to have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

Note 2 - Real Estate Investments

As of December 31, 2004, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total

Industrial buildings (1)	60	$417,613	52%
Office buildings (2)	30	332,695	41%
Properties under development	4	29,716	4%
Land held for development	11	13,529	2%

	105	793,553	99%
Operating property held for sale*	1	9,517	1%

Total	106	$803,070	100%

(1) Three of these industrial properties were in the lease-up phase at December 31, 2004.

(2) Two of these office properties were in the lease-up phase at December 31, 2004.

* Shown net of accumulated depreciation of $1,224 on the Consolidated Balance Sheet at December 31, 2004.

F13

Note 2 - Real Estate Investments (continued)

The following table sets forth our real estate investments as of December 31, 2004 (in thousands):

	Land	Building	Development In-Progress	Total Cost	Less Accumulated Depreciation	Net Total
Industrial buildings Northern California	$55,528	$121,326	$ -	$176,854	$22,867	$153,987
Arizona	28,533	91,749	-	120,282	14,576	105,706
Southern California	16,493	41,000	-	57,493	7,749	49,744
Northwest	9,418	26,866	-	36,284	4,650	31,634
Nevada	7,783	18,917	-	26,700	1,371	25,329
Total industrial buildings	117,755	299,858	-	417,613	51,213	366,400
Office buildings Northern California	6,073	25,871	-	31,944	5,318	26,626
Arizona	23,609	51,285	-	74,894	4,030	70,864
Southern California	8,818	33,605	-	42,423	2,313	40,110
Northwest	11,018	46,384	-	57,402	5,603	51,799
Colorado	13,706	98,820	-	112,526	14,688	97,838
Nevada	2,102	11,404	-	13,506	2,271	11,235
Total office buildings	65,326	267,369	-	332,695	34,223	298,472
Properties under development
Arizona	-	-	8,812	8,812	-	8,812
Northwest	-	-	20,904	20,904	-	20,904
Total properties under development	-	-	29,716	29,716	-	29,716
Land held for development
Northern California	5,928	-	-	5,928	-	5,928
Arizona	637	-	-	637	-	637
Northwest	1,154	-	-	1,154	-	1,154
Colorado	3,950	-	-	3,950	-	3,950
Nevada	1,860	-	-	1,860	-	1,860
Total land held for development	13,529	-	-	13,529	-	13,529
Operating property held for sale Southern California	2,228	7,289	-	9,517	1,224	8,293
Total as of December 31, 2004	$198,838	$574,516	$29,716	$803,070	$86,660	$716,410
Total as of December 31, 2003	$200,836	$603,471	$ -	$804,307	$81,638	$722,669

F14

Our personnel directly manage all but six of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained outside managers to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada; Russell Commerce Center in Las Vegas, Nevada; Northport Business Center in North Las Vegas, Nevada; and SunTech Corporate Park 1 , SunTech Corporate Park 2 , and Tanasbourne Corporate Park in Hillsboro, Oregon. All financial record keeping is centralized at our corporate office in Lafayette, California.

During 2004, 2003, and 2002, we capitalized interest costs relating to properties under development totaling $1,685,000, $131,000, and $633,000, respectively

.

Note 3 - Consolidated Entities

During 2003, we entered into several mortgage financing agreements with three separate lenders. Our lenders required that we place each collateral property into separate legal entities. As a result, we created six corporations and three limited liability companies. Each of the legal entities maintains a separate loan that is collateralized by the property owned by the entity.  All of the entities are 100% subsidiaries of the REIT and are consolidated with Bedford Property Investors, Inc. in the financial statements presented.

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

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 2004 are as follows (in thousands):

2005	$ 76,483
2006	65,939
2007	54,110
2008	39,243
2009	21,980
Thereafter	29,324
Total	$287,079

The total minimum future lease payments shown above do not include tenants’ obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

F15

F16

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

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our board of directors, Martin I. Zankel, is a Senior Principal. During the years ended December 31, 2004, 2003, and 2002, we paid Bartko, Zankel, Tarrant & Miller approximately $200, $81,000, and $17,000, respectively.

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

We may grant restricted stock to employees pursuant to the Employee Plan. These shares generally vest over five or seven years and are subject to forfeiture under certain conditions. From 1997 through 2004, we granted 913,105 shares of restricted stock net of forfeitures. Deferred compensation associated with unvested restricted stock was $8,325,000 and $5,476, 000 as of December 31, 2004 and 2003, respectively.

In September 2004, the board of directors approved a program to offer all employees and directors the election to exchange vested stock options outstanding as of September 22, 2004 for restricted stock on an equivalent value basis. This election applied to vested stock options only; unvested stock options were unchanged and remained outstanding. A total of 297,000 stock options ranging in price from a high of $27.415 and a low of $14.22 with a weighted average exercise price of $21.7845 were converted. A total of 90,974 of restricted stock awards were issued with a five-year vesting period to replace the vested options.

In September 1995, we established a Management Stock Acquisition program which was subsequently modified by the board in 1999. Under the program, certain options may be exercised by option holders with a recourse note payable to us. Such notes bear interest at 7.5% which approximated the market rate at the time of issuance. The note is due on the first of nine years and nine months after the date of the grant or within ninety days from termination of employment, with interest payable quarterly. Under this program, options for 316,000 shares of common stock were exercised in exchange for notes payable to us. The unpaid balance of the notes was $583,000 (40,250 shares) and $706,000 (55,250 shares) at December 31, 2004 and 2003, respectively, and is included in the accompanying

F16

F17

balance sheets as a reduction of additional paid-in capital. In accordance with the Sarbanes-Oxley Act of 2002, which prohibits new loans to directors and executive officers, we no longer allow options to be exercised with a recourse note.

In May 2004, the stockholders approved an amendment to the 2002 Directors’ Stock Plan.  The approved Amended and Restated 2002 Directors’ Stock Plan replaced annual awards of stock options with annual awards of restricted stock to directors and reduced the number of shares of common stock for future issuance from 750,000 shares to 175,000 shares. The Directors’ Plan contains an automatic grant feature whereby a director receives a one-time initial grant of 2,000 shares of restricted stock upon a director’s appointment to the board of directors and thereafter receives automatic annual grants of 1,000 shares of restricted stock upon re-election to the board of directors. The restricted stock vests at the rate of 20% per year on each anniversary of the date of the grant and are subject to forfeiture under certain conditions.

During 2004, we granted to the directors 62,870 shares of restricted stock ..  Deferred compensation associated with unvested restricted stock was $1,789,000 as of December 31, 2004.  No shares of restricted stock were awarded to directors prior to 2004.

A reconciliation of our stock options outstanding as of December 31, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002

	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Employee Plan
Outstanding at beginning of year	369,500	$21.33	538,250	$20.47	529,250	$18.67
Granted	-	-	-	-	119,000	26.58
Exercised	(162,250)	20.06	(168,750)	18.58	(98,500)	18.25
Forfeited and cancelled	(117,000)	21.18	-	-	(11,500)	19.89

Outstanding at end of year	90,250	$23.83	369,500	$21.33	538,250	$20.47

Options exercisable	2,500		195,000		277,000

Directors’ Plan
Outstanding at beginning of year	230,000	$22.08	250,000	$19.97	280,000	$18.11
Granted	-	-	50,000	27.42	50,000	26.58
Exercised	(50,000)	21.70	(70,000)	18.37	(80,000)	17.61
Forfeited and cancelled	(180,000)	22.18	-	-	-	-

Outstanding at end of year	-	$ -	230,000	$22.08	250,000	$19.97

Options exercisable	-		230,000		250,000

F17

The following table summarizes information about stock options outstanding on December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

Employee Plan
$17.63 to 18.87	31,750	6.06	$18.77	2,500	$17.63
26.58	58,500	7.38	26.58	-	-
$17.63 to 26.58	90,250	6.91	$23.83	2,500	$17.63

There were no options outstanding as of December 31, 2004 for the Directors' Plan.

Note 7 - Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line of credit with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of December 31, 2004, the facility did not have an outstanding balance. The facility is collateralized by our interests in 20 properties with a net book value at December 31, 2004 of approximately $150,747,000. These properties collectively accounted for approximately 22% of our annualized base rent as of December 31, 2004 and approximately 21% of our total real estate assets at December 31, 2004.

Including both the current $150 million revolving credit facility and the $40 million unsecured bridge facility that existed during the year ended December 31, 2003, the daily weighted average outstanding balances were $81,248,000 and $98,489,000 for the twelve months ended December 31, 2004 and 2003, respectively. The weighted average annual interest rates under the credit facilities in each of these periods were 3.14% and 3.19%, respectively.

The credit facilities contain or contained various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (FFO). Due to the gain on sales realized in the fourth quarter of 2004, we made dividend distributions in excess of 95% of FFO in order to remain in compliance with the tax regulations that require a REIT to distribute 90% of its taxable income. Such distributions are specifically permitted under our credit agreement. We were in compliance with the various covenants and requirements of our credit facilities during the years ended December 31, 2004 and 2003.

Note 8 - Mortgage Loans Payable

In April 2004, we assumed a mortgage with an outstanding balance of approximately $3,070,000 in connection with the acquisition of a property. The mortgage with Thrivent Financial for Lutherans carried a fixed interest rate of 7.90% and had a maturity date of April 10, 2017. Subsequently, in July 2004, we renegotiated the mortgage with a then outstanding balance of $3,036,000, resulting in an increased loan amount, an extended term, and a lower interest rate. The new mortgage contains provisions for two additional fundings, the first of which took place on July 29, 2004 for $2,464,000. The second funding of $2,500,000 will take place in 2005, bringing the total mortgage amount to $8,000,000. The new interest rate on this mortgage is currently 5.94% and will be reduced to 5.60% after the second funding in 2005. The mortgage matures on August 15, 2029.

In August 2004, we assumed a mortgage with an outstanding balance of approximately $7,066,000 in connection with the acquisition of a property. The mortgage with Woodmen of the World carries a fixed interest rate of 7.23% and has a maturity date of July 1, 2012.

F18

As a result of property sales in December 2004, we partially paid down three mortgages and paid off one mortgage for a total amount of approximately $22,686,000.  Prepayment penalties of approximately $461,000 are included in interest expense in the 2004 statement of income.

Mortgage loans payable at December 31, 2004 consist of the following (in thousands):

				Collateral as of December 31, 2004
Lender	Maturity Date	Interest Rate at December 31, 2004 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
TIAA-CREF	June 1, 2005	7.17%	$ 24,701	5	5.93%	4.34%
Security Life of Denver Insurance Company	September 1, 2005	3.00%(1)	11,518	3	1.46%	2.29%
Nationwide Life Insurance	November 1, 2005(2)	4.61%	16,987	3	3.75%	3.82%
Prudential Insurance	July 31, 2006	8.90%	7,450	1	1.41%	1.68%
Prudential Insurance	July 31, 2006	6.91%	12,517	2	4.81%	3.20%
Union Bank	November 19, 2006	4.14%(3)	20,097	9	4.19%	3.77%
TIAA-CREF	December 1, 2006	7.95%	20,427	5	4.07%	4.30%
TIAA-CREF	June 1, 2007	7.17%	33,596	5	8.02%	6.88%
John Hancock	December 1, 2008	4.60%	11,800	5	2.69%	3.08%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,604	1	0.79%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,435	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,241	8	9.59%	9.31%
John Hancock	December 1, 2010	4.95%	27,900	2	5.56%	4.54%
Washington Mutual	August 1, 2011	3.98%(4)	16,156	5	-	4.36%
Woodmen of the World	July 1, 2012	7.23%	7,025	1	1.26%	1.06%
TIAA-CREF	April 1, 2013	5.60%	47,411	5	8.66%	6.76%
Bank of America	November 1, 2013	5.45%	9,900	1	2.07%	2.11%
Bank of America	December 1, 2013	5.55%	11,400	4	2.85%	2.72%
JP Morgan	December 1, 2013	5.74%	24,702	1	6.25%	4.31%
Thrivent Financial	August 15, 2029	5.94%	5,468	1	-	1.10%
	Total		$351,335	67	73.36%	70.42%

+

Interest rates are fixed unless otherwise indicated by footnote.

(1)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(2)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. The second interest rate reset date is November 1, 2008 with a final maturity date of November 1, 2011.

(3)

Floating rate based on LIBOR plus 1.60%. The current rate of 4.14% is fixed until May 19, 2005, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(4)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

The 67 operating properties that served as collateral for our mortgages had a net book value of approximately $501,550,000 as of December 31, 2004. We were in compliance with the covenants and requirements of our various mortgage loans payable during the years ended December 31, 2004 and 2003.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending December 31 (in thousands):

2005	$ 58,675
2006	63,185
2007	35,737
2008	15,900
2009	40,756
Thereafter	137,082
Total	$351,335

F19

Note 9 – Stockholders’ Equity

Series A Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for total gross proceeds of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears and are recorded when declared. The initial dividend of $685,000 was declared on October 1, 2003 and paid on October 15, 2003 for the period from August 5, 2003 through October 14, 2003. The fourth quarter 2004 preferred dividends included the dividends declared by our Board of Directors on October 1 and December 9, 2004. These dividends on our Series A Preferred Stock totaling $1,761,000 were both recorded in the fourth quarter of 2001. Quarterly dividends were declared in 2004 as follows:

Amount
1st Quarter	$ 880,000
2nd Quarter	881,000
3rd Quarter	880,000
4th Quarter	1,761,000
Total	$4,402,000

The Series A preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

Series B Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for total gross proceeds of $60,000,000. We pay cumulative dividends on the shares from the date of original issuance at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year.  Dividends on the shares are paid quarterly in arrears beginning on July 15, 2004 and are recorded when declared.  The initial dividend of $1,258,000 was declared on July 1, 2004 and paid on July 15, 2004 for the period from April 6, 2004 through July 14, 2004. The fourth quarter 2004 preferred dividends included the dividends declared by our Board of Directors on October 1 and December 9, 2004. These dividends on our Series B Preferred Stock totaling $2,288,000 were both recorded in the fourth quarter of 2004. Quarterly dividends were declared in 2004 as follows:

Amount
1st Quarter	$ -
2nd Quarter	-
3rd Quarter	1,258,000
4th Quarter	2,288,000
Total	$3,546,000

The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

F20

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2002 through December 31, 2004:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Balance, December 31, 2001	16,515,200	-	-
Issuance of common stock	242,601	-	-
Repurchase and retirement of common stock	(401,667)	-	-
Issuance of restricted stock	99,650	-	-
Forfeiture of restricted stock	(12,120)	-	-
Balance, December 31, 2002	16,443,664	-	-

Issuance of preferred stock	-	805,000	-
Issuance of common stock	239,798	-	-
Repurchase and retirement of common stock	(497,730)	-	-
Issuance of restricted stock	127,175	-	-
Forfeiture of restricted stock	(952)	-	-
Balance, December 31, 2003	16,311,955	805,000	-

Issuance of preferred stock	-	-	2,400,000
Issuance of common stock	215,444	-	-
Repurchase and retirement of common stock	(453,655)	-	-
Issuance of restricted stock	161,899	-	-
Issuance of restricted stock due to stock option conversion	90,974	-	-
Forfeiture of restricted stock	(1,033)	-	-
Balance, December 31, 2004	16,325,584	805,000	2,400,000

In July 1998, our board of directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. The share repurchase program does not require us to purchase a specified number of shares and it does not have an expiration date. During the years 2004, 2003, and 2002, we repurchased 453,655, 497,730, and 401,667, shares respectively, for annual average prices of $27.98, $26,12, and $24.49, respectively.

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

F21

Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. Hedging relationships that are fully effective have no effect on net income. The unrealized gains and losses in the fair value of these interest rate swaps are reported on the balance sheet, as a component of other assets or other liabilities as appropriate, with a corresponding adjustment to accumulated other comprehensive income (loss).

In July 2003, we entered into an interest swap agreement with Bank of America, N.A. on our two floating-rate mortgages with Security Life of Denver Insurance Company. The agreement, which commenced on July 3, 2003 and terminates on September 1, 2005, exchanges a floating rate of 30-day LIBOR for a fixed rate of 1.595% on a notional amount of $24.5 million for the first 6 months and $23.5 million in 2004. As a result of the paydown of a portion of one of the mortgages and the pay off of the other mortgage in December 2004, the agreement was amended to reduce the notional amount to $11 million with no other term changes.  Interest rate pay differentials that arise under this swap agreement are recognized on an accrual basis in interest expense over the term of the contract. This interest rate swap agreement was considered to be fully effective in hedging the variable rate risk associated with the mortgages.

The following summarizes the notional value and fair value of our interest swap contract. The notional value below provides an indication of the amount that has been hedged in this contract but does not represent an obligation or exposure to credit risk at December 31, 2004 (dollars in thousands):

Notional Amount	Fixed Rate	Contract Maturity	Cumulative Cash Paid, Net	Fair Value of Derivative Financial Instrument at December 31, 2004
$11,000	2.995%	September 1, 2005	$114	$98

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

At December 31, 2004, $98,000 is included in other assets and accumulated other comprehensive income, a stockholders’ equity account, reflecting the estimated market value of the swap contract at that date.

Note 11 – Discontinued Operations

Income from properties held for sale and sold is presented in the income statement as discontinued operations for all periods presented. Income from discontinued operations includes allocation s of interest expense based on the percentage of the cost basis of each property held for sale and sold to the cost basis of total real estate assets as of the respective balance sheet date. The following schedule presents a summary of income from discontinued operations (in thousands):

	2004	2003	2002
Rental income	$18,148	$19,688	$21,317
Rental expenses: Operating expenses	4,770	4,958	5,225
Real estate taxes	1,265	1,321	1,506
Depreciation and amortization	2,363	2,692	3,033
Interest expense	3,298	3,316	3,855
Income from discontinued operations	$ 6,452	$ 7,401	$ 7,698

F22

As of December 31, 2004 and 2003, assets and liabilities related to the property held for sale were as follows (in thousands):

	2004	2003
Other assets	$358	$505
Other liabilities	$ 71	$180

Note 12 - Segment Disclosure

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

	For the year ended December 31, 2004 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 31,140	$ 22,847	$ 18,405	$ 9,655	$ 13,924	$ -	$ 95,971
Rental expenses:
Operating expenses and real estate taxes	7,865	6,762	4,285	2,945	6,071	-	27,928
Depreciation and amortization	7,055	6,385	6,344	3,066	4,375	-	27,225
General and administrative expenses	-	-	-	-	-	7,707	7,707
Income from operations	16,220	9,700	7,776	3,644	3,478	(7,707)	33,111

Other income (expense)
Interest income (1)	20	-	-	11	6	50	87
Interest expense	-	-	-	-	-	(21,040)	(21,040)

Income (loss) from continuing operations	16,240	9,700	7,776	3,655	3,484	(28,697)	12,158
Discontinued operations: Income from discontinued operations	2,005	311	2,326	1,810	-	-	6,452
Gain on sales of operating properties	28,494	3,518	18,190	20,033	-	-	70,235
Income from discontinued operations	30,499	3,829	20,516	21,843	-	-	76,687
Net income (loss)	$ 46,739	$ 13,529	$ 28,292	$ 25,498	$ 3,484	$(28,697)	$ 88,845
Real estate investments	$228,232	$204,625	$137,993	$115,744	$116,476	$ -	$803,070
(Dispositions) additions of real estate investments	$(28,152)	$ 58,656	$(16,081)	$(16,875)	$ 1,215	$ -	$ (1,237)
Total assets	$257,266	$177,776	$144,738	$116,796	$ 86,544	$ 10,363	$793,483

(1)  The interest income in the Northern California, Northwest and Colorado segments represents interest earned from tenant notes receivables.

F23

	For the year ended December 31, 2003 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 35,233	$ 17,786	$ 10,674	$ 10,424	$ 14,150	$ -	$ 88,267
Rental expenses:
Operating expenses and real estate taxes	8,143	5,043	2,124	2,191	6,174	-	23,675
Depreciation and amortization	6,704	4,506	2,394	2,718	3,729	-	20,051
General and administrative expenses	-	-	-	-	-	5,742	5,742
Income from operations	20,386	8,237	6,156	5,515	4,247	(5,742)	38,799

Other income (expense)
Interest income (1)	27	1	-	19	-	59	106
Interest expense	-	-	-	-	-	(18,641)	(18,641)

Income (loss) from continuing operations	20,413	8,238	6,156	5,534	4,247	(24,324)	20,264
Discontinued operations: Income from discontinued operations	2,854	363	2,250	1,934	-	-	7,401
Gain on sales of operating properties	-	-	-	-	-	-	-
Income from discontinued operations	2,854	363	2,250	1,934	-	-	7,401
Net income (loss)	$ 23,267	$ 8,601	$ 8,406	$ 7,468	$ 4,247	$(24,324)	$ 27,665
Real estate investments	$256,384	$145,969	$154,074	$132,619	$115,261	$ -	$804,307
(Dispositions) additions of real estate investments	$ (569)	$ 13,191	$ 62,119	$ 500	$ 3,878	$ -	$ 79,119
Total assets	$273,706	$133,257	$157,211	$116,578	$ 88,524	$ 4,343	$773,619

(1)  The interest income in the Northern California, Arizona, and Northwest segments represents interest earned from tenant notes receivables.

F24

	For the year ended December 31, 2002 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 31,940	$ 14,774	$ 8,867	$ 10,625	$ 14,379	$ -	$ 80,585
Rental expenses:
Operating expenses and real estate taxes	6,856	4,007	1,702	2,129	5,017	-	19,711
Depreciation and amortization	4,922	2,888	1,347	2,674	2,790	-	14,621
General and administrative expenses	-	-	-	-	-	4,616	4,616
Income from operations	20,162	7,879	5,818	5,822	6,572	(4,616)	41,637

Other income (expense)
Interest income (1)	37	1	-	28	1	132	199
Interest expense	-	-	-	-	-	(17,106)	(17,106)

Income (loss) from continuing operations	20,199	7,880	5,818	5,850	6,573	(21,590)	24,730
Discontinued operations: Income from discontinued operations	3,121	397	2,453	1,727	-	-	7,698
Gain on sales of operating properties	1,777	1,475	323	-	-	-	3,575
Income from discontinued operations	4,898	1,872	2,776	1,727	-	-	11,273
Net income (loss)	$ 25,097	$ 9,752	$ 8,594	$ 7,577	$ 6,573	$(21,590)	$ 36,003
Real estate investments	$256,953	$132,778	$ 91,955	$132,119	$111,383	$ -	$725,188
Additions (dispositions) of real estate investments	$ 49,000	$ 23,888	$ (7,071)	$ 1,353	$ 3,956	$ -	$ 71,126
Total assets	$266,747	$118,304	$106,493	$119,057	$ 80,604	$ 3,126	$694,331

(1)

The interest income in the Northern California, Arizona, Northwest and Colorado segments represents interest earned from tenant notes receivables.

F25

Note 13 – Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts payable, and receivables approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $315,082,000 of fixed rate debt at December 31, 2004 is approximately $312,108,000 based on the terms of existing debt compared to those available in the marketplace. At December 31, 2003, the fixed rate debt of $331,036,000 had an approximate market value of $334,436,000. The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.

Note 14 – Notes Receivable

In connection with the sale of a property in December 2004, we currently hold a note receivable from the buyer and other related entities for $6,545,000. The note carries an interest rate of 6% and matures on March 17, 2005. The note is secured by a deed of trust on the property.

We hold a note from one of our former tenants in the amount of $402,000, of which $127,000 was reserved against as an allowance for doubtful accounts as of December 31, 2004.

Note 15 – Acquisitions and Pro Forma Financial Information (unaudited)

During 2004, we acquired six operating properties, one redevelopment project, one development project, and three parcels of land for contract prices totaling approximately $103,641,000. Pro forma amounts include estimates for rental income, rental expenses, and interest expense, and are presented as if these properties had been acquired at the beginning of each year presented below. The following table presents pro forma financial information for the twelve months of 2004 and 2003 (dollars in thousands, except share and per share amounts):

	2004	2003

Rental income	$101,221	$ 99,476
Income from continuing operations	12,199	21,717
Income from discontinued operations	76,687	7,401
Net income	88,886	29,118
Net income available to common stockholders	$ 79,510	$ 24,028

Income per common share – basic:
Income from continuing operations	$ 0.18	$ 1.04
Income from discontinued operations	4.84	0.46
Net income available to common stockholders	$ 5.02	$ 1.50
Weighted average number of shares – basic	15,827,734	16,010,659

Income per common share – diluted: Income from continuing operations	$ 0.17	$ 1.02
Income from discontinued operations	4.77	0.45
Net income available to common stockholders	$ 4.94	$ 1.47
Weighted average number of shares – diluted	16,078,939	16,336,369

F26

During 2003, we acquired five operating properties for total contract prices totaling approximately $85,125,000.  Pro forma amounts include estimates for rental income, rental expenses, and interest expense, and are presented as if these properties had been acquired at the beginning of each year presented below. The following table presents pro forma financial information for the twelve months of 2003 and 2002 (dollars in thousands, except share and per share amounts):

	2003	2002

Rental income	$ 96,785	$ 90,977
Income from continuing operations	20,681	25,491
Income from discontinued operations	7,401	11,273
Net income	28,082	36,764
Net income available to common stockholders	$ 24,885	$ 33,356

Income per common share – basic:
Income from continuing operations	$ 1.09	$ 1.36
Income from discontinued operations	0.46	0.69
Net income available to common stockholders	$ 1.55	$ 2.05
Weighted average number of Shares – basic	16,010,659	16,240,722

Income per common share – diluted: Income from continuing operations	$ 1.07	$ 1.33
Income from discontinued operations	0.45	0.68
Net income available to common stockholders	$ 1.52	$ 2.01
Weighted average number of shares – diluted	16,336,369	16,604,069

The actual operating results of the acquired properties are included in the statements of income from the date of acquisition. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results would have been under the assumed circumstances.

F27

Note 16 – Earnings per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2004	2003	2002
Basic:
Income from continuing operations	$ 12,158	$ 20,264	$ 24,730
Less: Preferred dividends – Series A	(4,402)	(685)	-
Less: Preferred dividends – Series B	(3,546)	-	-
Income available to common stockholders from continuing operations	4,210	19,579	24,730
Income from discontinued operations	76,687	7,401	11,273
Net income available to common stockholders	$80,897	$ 26,980	$ 36,003
Weighted average number of shares – basic	15,827,734	16,010,659	16,240,722
Income per common share - basic: Income from continuing operations	$ 0.26	$ 1.23	$ 1.52
Income from discontinued operations	4.85	0.46	0.70
Net income available to common stockholders	$ 5.11	$ 1.69	$ 2.22
Diluted:
Income from continuing operations	$ 12,158	$ 20,264	$ 24,730
Less: Preferred dividends – Series A	(4,402)	(685)	-
Less: Preferred dividends – Series B	(3,546)	-	-
Income available to common stockholders from continuing operations	4,210	19,579	24,730
Income from discontinued operations	76,687	7,401	11,273
Net income available to common stockholders	$ 80,897	$ 26,980	$ 36,003
Weighted average number of shares – basic	15,827,734	16,010,659	16,240,722
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	96,006	156,681	186,997
Weighted average shares issuable upon the conversion of Operating Partnership Units	-	-	2,764
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	155,199	169,029	173,586
Weighted average number of shares – diluted	16,078,939	16,336,369	16,604,069
Income per common share – diluted: Income from continuing operations	$ 0.26	$ 1.20	$ 1.49
Income from discontinued operations	4.77	0.45	0.68
Net income available to common stockholders	$ 5.03	$ 1.65	$ 2.17

Stock option grants and restricted stock awards with an exercise or issuance price on the date of grant that is above market price as of December 31, 2004 are considered antidilutive and have been excluded from the weighted average share calculations. For the years ended December 31, 2004, 2003, and 2002, stock options and restricted stock awards of 24,660, 149,089 and 105,436, respectively, have been excluded from the “ weighted average number of shares – diluted. ”

F28

Note 17 - Commitments and Contingencies

As of December 31, 2004, we had outstanding contractual construction commitments of approximately $5,211,000 relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $11,943,000 at December 31, 2004.

From time to time, we are subject to legal claims in the ordinary course of business. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results, or cash flows.

Note 18 – Subsequent Event

On January 20, 2005, we sold an industrial property in San Diego, California, which was considered held for sale as of December 31, 2004, for a sale price of $15,800,000, resulting in a gain on sale of approximately $6,700,000.

Note 19 - Quarterly Financial Data-Unaudited

The following is a summary of quarterly results of operations for 2004 and 2003 (in thousands, except per share amounts):

2004 Quarters Ended	3/31	6/30	9/30	12/31

Rental income	$23,303	$23,925	$24,242	$24,501

Income from operations	9,229	8,882	8,795	6,205

Income from continuing operations	4,001	3,972	3,754	431

Income from discontinued operations	1,615	1,784	1,761	71,527

Net income	5,616	5,756	5,515	71,958

Earnings per share – basic	$ 0.30	$ 0.31	$ 0.21	$ 4.31

Earnings per share – diluted	$ 0.29	$ 0.30	$ 0.21	$ 4.26

2003 Quarters Ended	3/31	6/30	9/30	12/31

Rental income	$22,039	$21,632	$21,671	$22,925

Income from operations	10,299	10,122	9,502	8,876

Income from continuing operations	5,696	5,544	5,064	3,960

Income from discontinued operations	1,976	1,758	1,655	2,012

Net income	7,672	7,302	6,719	5,972

Earnings per share – basic	$ 0.48	$ 0.45	$ 0.42	$ 0.33

Earnings per share – diluted	$ 0.47	$ 0.44	$ 0.41	$ 0.33

Quarterly amounts reflect discontinued operations for properties sold in 2004.

F29

BEDFORD PROPERTY INVESTORS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in thousands of dollars)

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial buildings: Northern California Building #3 at Contra Costa Diablo Industrial Park*	Concord	$ 495	$ 1,159	$ 128	$ 495	$ 1,287	$ 1,782	$ 395	1983	12/90
Building #8 at Contra Costa Diablo Industrial Park *	Concord	877	1,548	212	877	1,760	2,637	632	1981	12/90
Building #18 at Mason Industrial Park *	Concord	610	1,265	152	610	1,417	2,027	450	1984	12/90
Milpitas Town Center	Milpitas	1,400	4,421	819	1,400	5,240	6,640	1,160	1983	08/94
598 Gibraltar Drive *	Milpitas	535	2,522	3	535	2,525	3,060	1,198	1996	05/96
Auburn Court *	Fremont	1,391	2,473	793	1,415	3,242	4,657	759	1983	12/95
47650 Westinghouse Drive*	Fremont	267	893	66	271	955	1,226	190	1982	12/95
Fourier Avenue *	Fremont	2,120	7,018	1,623	2,120	8,641	10,761	1,456	1982	05/96
Lundy Avenue *	San Jose	2,055	2,184	1,154	2,055	3,338	5,393	597	1982	07/96
115 Mason Circle *	Concord	697	854	255	697	1,109	1,806	274	1971	09/96
47600 Westinghouse Drive*	Fremont	356	1,067	276	356	1,343	1,699	308	1982	09/96
860-870 Napa Valley Corporate Way*	Napa	933	3,515	856	933	4,371	5,304	995	1984	09/96
47633 Westinghouse Drive*	Fremont	1,051	3,239	702	1,051	3,941	4,992	650	1983	10/96
47513 Westinghouse Drive*	Fremont	1,624	-	4,093	1,624	4,093	5,717	1,662	1998	10/96
Bordeaux Centre*	Napa	1,151	-	6,733	1,151	6,733	7,884	2,230	1998	12/96
O’Toole Business Park*	San Jose	3,933	5,748	1,431	3,933	7,179	11,112	1,537	1984	12/96
6500 Kaiser Drive*	Fremont	1,556	6,411	28	1,556	6,439	7,995	1,144	1990	01/97
Bedford Fremont Business Center*	Fremont	3,598	9,004	620	3,598	9,624	13,222	1,838	1990	03/97
Spinnaker Court*	Fremont	2,548	5,989	454	2,548	6,443	8,991	1,245	1986	05/97
2277 Pine View Way*	Petaluma	1,861	7,074	3	1,861	7,077	8,938	1,192	1989	06/97
2180 S. McDowell Blvd.*	Petaluma	769	2,989	141	769	3,130	3,899	564	1990	07/98
2190 S. McDowell Blvd.*	Petaluma	584	2,270	9	584	2,279	2,863	329	1996	07/98
South San Francisco Business Center*	S. San Francisco	9,459	10,415	412	9,459	10,827	20,286	751	1986	08/02
Philips Business Center*	San Jose	15,627	18,335	1	15,627	18,336	33,963	1,309	1983	09/02

F30

		Initial Cost to Company (1)		Cost Capitalized		Gross Amount
			Buildings &	Subsequent to		Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition		Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial buildings (continued):
Arizona
Westech Business Center *	Phoenix	3,531	4,422	1,171		3,531	5,593	9,124	1,486	1985	04/96
Westech II *	Phoenix	1,033	-	4,143		1,033	4,143	5,176	1,543	1998	07/96
2601 W. Broadway	Tempe	1,127	2,348	119		1,127	2,467	3,594	404	1977	07/97
Building #2 at Phoenix Airport Center *	Phoenix	723	3,278	30		723	3,308	4,031	543	1990	07/97
Building #3 at Phoenix Airport Center *	Phoenix	682	3,163	206		682	3,369	4,051	603	1990	07/97
Building #4 at Phoenix Airport Center *	Phoenix	517	1,732	18		517	1,750	2,267	287	1990	07/97
Building #5 at Phoenix Airport Center *	Phoenix	1,507	3,860	150		1,507	4,010	5,517	685	1990	07/97
Butterfield Business Center *	Tucson	905	4,211	208		905	4,419	5,324	750	1986	11/97
Butterfield Tech Center II *	Tucson	100	-	1,821		100	1,821	1,921	632	1999	11/97
Greystone Business Park *	Tempe	1,216	-	4,588		1,216	4,588	5,804	1,544	1999	12/97
Rio Salado Corporate Center *	Tempe	1,704	2,850	4,925		1,704	7,775	9,479	1,398	1982-84	07/98
Phoenix Tech Center *	Phoenix	1,314	939	882		1,314	1,821	3,135	619	1985	08/98
4645 S. 35th Street	Phoenix	1,561	1,602	79		1,561	1,681	3,242	219	1988-95	06/99
Diablo Business Center	Phoenix	991	6,242	1,262		1,067	7,428	8,495	813	1986	12/99
Cotton Center I *	Phoenix	2,742	11,157	(256)	+	2,600	11,043	13,643	1,127	2000	07/02
Cotton Center II *	Phoenix	2,609	8,928	(284)	+	2,545	8,708	11,253	1,129	2000	07/02
Roosevelt Commons*	Tempe	1,606	5,549	99		1,606	5,648	7,254	227	1986	08/03
Superstition Springs Commerce Center*	Mesa	1,886	4,448	2		1,886	4,450	6,336	467	2001	11/03
1150 N. Fiesta Blvd.	Gilbert	2,908	7,728	-		2,908	7,728	10,636	100	1997	10/04

Southern California
Dupont Industrial Center *	Ontario	3,588	6,162	1,829		3,588	7,991	11,579	1,736	1989	05/94
3002 Dow Business Center *	Tustin	4,209	7,291	1,738		4,305	8,933	13,238	2,489	1987-89	12/95
Carroll Tech I *	San Diego	511	1,372	192		511	1,564	2,075	397	1984	10/96
Carroll Tech II *	San Diego	1,022	2,129	843		1,022	2,972	3,994	679	1984	10/96
Canyon Vista Center *	San Diego	1,647	4,598	608		1,647	5,206	6,853	790	1986	04/99
6325 Lusk Blvd. *	San Diego	2,202	3,444	794		2,202	4,238	6,440	494	1991	07/99
Jurupa Business Center Phase I *	Ontario	841	-	3,812		841	3,812	4,653	869	2001	12/00
Jurupa Business Center Phase I I*	Ontario	889	-	3,476		889	3,476	4,365	296	2003	12/00
Jurupa Business Center Phase I II	Ontario	558	-	932		446	1,044	1,490	-	2004	12/00
Jurupa Business Center Phase I V	Ontario	928	-	1,877		1,041	1,764	2,805	-	2004	12/00

F31

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial Buildings (continued): Washington
Highlands Campus Building B *	Bothell	1,762	-	5,944	1,762	5,944	7,706	2,488	1999	06/98
Highlands Campus Building C *	Bothell	1,646	-	5,057	1,646	5,057	6,703	1,700	2000	06/98

Nevada
Russell Commerce Center*	Las Vegas	3,479	6,500	279	3,445	6,813	10,258	598	2002	08/03
Northport Business Center*	North Las Vegas	4,348	12,009	86	4,339	12,104	16,443	774	2001	12/03

Oregon
SunTech Corporate Park 2 *	Hillsboro	1,634	7,794	-	1,634	7,794	9,428	287	2001	04/04
Tanasbourne Corporate Park I*	Hillsboro	2,872	5,633	-	2,872	5,633	8,505	175	2001	08/04
SunTech Corporate Park 3	Hillsboro	1,503	2,364	73	1,503	2,437	3,940	-	2001	09/04

Office buildings: Northern California
Village Green *	Lafayette	547	1,245	681	743	1,730	2,473	471	1983	07/94
Carneros Commons Phase I *	Napa	500	-	4,273	500	4,273	4,773	870	2000	12/96
Canyon Park *	San Ramon	1,916	3,072	3,834	1,916	6,906	8,822	1,262	1971-72	12/97
Crow Canyon Centre *	San Ramon	767	-	5,316	767	5,316	6,083	1,342	1999	12/97
3380 Cypress Drive *	Petaluma	1,684	3,704	2	1,685	3,705	5,390	535	1989	07/98
Carneros Commons Phase I I*	Napa	461	-	3,942	461	3,942	4,403	837	2001	12/96

Arizona
Executive Center at Southbank *	Phoenix	4,943	7,134	428	4,943	7,562	12,505	1,414	1989	03/97
Building #1 at Phoenix Airport Center*	Phoenix	944	1,541	179	944	1,720	2,664	299	1990	07/97
Phoenix Airport Center Parking *	Phoenix	1,369	81	-	1,369	81	1,450	13	1990	07/97
Cabrillo Executive Center *	Phoenix	475	5,552	710	475	6,262	6,737	1,085	1983	02/98
1355 S. Clearview Avenue*	Mesa	2,023	5,383	-	2,023	5,383	7,406	668	1998	06/99
Via Linda Corporate Center *	Scottsdale	5,109	10,869	18	5,109	10,887	15,996	253	1985	04/04
Airport Technology Center *	Phoenix	8,747	19,390	-	8,747	19,390	28,137	298	1999	08/04

F32

		Initial Cost to Company (1)		Cost Capitalized		Gross Amount
			Buildings &	Subsequent to		Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition		Land	Building	Total	Depreciation (2)	Constructed	Acquired
Office Buildings (continued):
Southern California
Building #3 at Carroll Tech Center *	San Diego	716	1,400	231		716	1,631	2,347	280	1984	10/96
Building #4 at Carroll Tech Center *	San Diego	2,028	3,192	251		2,028	3,443	5,471	423	1986	03/99
Towne Centre Plaza*	Foothill Ranch	6,117	27,927	560		6,073	28,531	34,604	1,611	2000	11/03

Colorado
Oracle Building*	Denver	1,838	13,094	1,381		1,838	14,475	16,313	2,223	1996	10/97
Texaco Building*	Denver	3,648	31,193	3,666		3,648	34,859	38,507	5,024	1981	05/98
WaterPark @ Briarwood Building 1*	Centennial	271	-	2,853		271	2,853	3,124	815	2000	04/99
Belleview Corporate Plaza II Office	Denver	2,533	-	11,545		2,472	11,606	14,078	1,639	2001	10/98
WaterPark @ Briarwood Bldg. 2*	Centennial	716	-	6,055		716	6,055	6,771	1,290	2000	04/99
WaterPark @ Briarwood Bldg. 3*	Centennial	716	-	7,852		716	7,852	8,568	1,117	2001	04/99
WaterPark @ Briarwood Bldg. 4*	Centennial	285	-	3,129		285	3,129	3,414	824	2001	04/99
Bedford Center at Rampart*	Englewood	3,757	17,777	217		3,757	17,994	21,751	1,756	1998	11/00

Washington
Highlands Campus Building A *	Bothell	1,989	-	7,876		1,989	7,876	9,865	2,786	1999	06/98
The Federal Way Building *	Federal Way	2,178	6,915	29		2,179	6,943	9,122	874	1999	06/99
Federal Way II*	Federal Way	2,465	14,105	374		2,480	14,464	16,944	1,734	1999	09/99
Time Square Building 600*	Renton	1,776	4,135	757		1,776	4,892	6,668	-	1986	07/97
Time Square Building 660*	Renton	1,785	4,136	1,506		1,785	5,642	7,427	-	1986	07/97

Nevada
U.S. Bank Centre*	Reno	2,102	10,264	1,140		2,102	11,404	13,506	2,271	1989	05/97

Oregon
SunTech Corporate Park 1 *	Hillsboro	809	6,568	-		809	6,568	7,377	209	2001	04/04

Operating property held for sale :
Signal Systems Building *	San Diego, CA	2,228	7,264	25		2,228	7,289	9,517	1,224	1990	12/96

Properties under development :
Time Square Building 500*	Renton, WA	1,759	4,135	(25)	^	1,759	4,110	5,869	-	1986	07/97
Time Square Building 700*	Renton, WA	2,903	6,433	(54)	^	2,903	6,379	9,282	-	1986	07/97
Time Square Building 800*	Renton, WA	1,798	4,136	(180)	^	1,798	3,956	5,754	-	1986	07/97
3809 E. Watkins Street*	Phoenix, AZ	2,853	6,320	(361)	“	2,853	5,959	8,812	-	1996	04/04

F33

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total (2)	Depreciation (3)	Constructed	Acquired
Land held for development:
Mondavi Land, Napa Lot 12G	Napa, CA	1,137	-	253	1,390	-	1,390	-	N/A	03/98
West Tempe Lots 30 and 31	Tempe, AZ	543	-	94	637	-	637	-	N/A	07/98
210 Lafayette Circle	Lafayette, CA	513	-	42	555	-	555	-	N/A	11/98
Belleview Corporate Plaza III, IV	Denver, CO	2,094	-	28	2,122	-	2,122	-	N/A	10/99
Belleview Corporate Plaza V	Denver, CO	1,561	-	267	1,828	-	1,828	-	N/A	10/98
Napa Lots 9B & 8D	Napa, CA	2,133	-	33	2,166	-	2,166	-	N/A	11/00
Napa Lot 10C	Napa, CA	1,809	-	7	1,816	-	1,816	-	N/A	10/01
Southshore Corporate Park Land	Portland, OR	956	-	198	1,154	-	1,154	-	N/A	09/02
Russell Land	Las Vegas, NV	719	-	38	757	-	757	-	N/A	04/04
Northport Pad I	N. Las Vegas, NV	581	-	2	583	-	583	-	N/A	05/04
Northport Pad II	N. Las Vegas, NV	520	-	1	521	-	521	-	N/A	05/04

		$207,119	$459,111	$136,840	$208,142	$594,928	$803,070	$86,660
							(A)	(A)

(1) Includes adjustments for SFAS 141, “ Business Combinations, ” for properties acquired in 2002 and thereafter.

(2) Total aggregate cost basis for federal income tax purposes was approximately $804,953,000 at December 31, 2004.

(3) Depreciation is calculated using depreciable lives as stated in Note 1 to the financial statements under “ Real Estate Investments. ”

* Property is encumbered, see footnotes 7 and 8 to the financial statements.

+ Decrease due to cash received from seller for rent subsidies.

^ Decrease due to allocation of accumulated depreciation on property transferred to redevelopment at net book value.

“ Decrease due to reimbursement of tenant portion of improvements in excess of amounts spent to date.

See accompanying independent auditors’ report.

F34

NOTES TO SCHEDULE III

(in thousands of dollars)

(A)

An analysis of the activity in real estate investments for the years ended December 31, 2003, 2002, and 2001 is presented below in accordance with U.S. generally accepted accounting principles.

	Investment			Accumulated Depreciation
Depreciation	2004	2003	2002	2004	2003	2002

BALANCE AT BEGINNING OF YEAR	$804,307	$725,188	$654,062	$81,638	$62,562	$48,984
Add (deduct):
Acquisition of Cotton Center I	-	-	14,681	-	-	-
Acquisition of Cotton Center II	-	-	12,169	-	-	-
Acquisition of So. San Francisco Business Center	-	-	21,020	-	-	-
Acquisition of Philips Business Center	-	-	35,707	-	-	-
Acquisition of Southshore Corp. Park Land	-	-	956	-	-	-
Sale of Vista I (B)	-	-	(2,845)	-	-	(250)
Sale of Vista II (B)	-	-	(2,398)	-	-	(210)
Sale of Oakridge Way (B)	-	-	(2,964)	-	-	(215)
Sale of Flanders Drive (B)	-	-	(3,419)	-	-	(200)
Sale of Cimarron Business Park (C)	-	-	(6,476)	-	-	(466)
Sale of Monterey Commerce Center #1 (D)	-	-	(6,241)	-	-	(673)
Sale of Monterey Commerce Center #2 (D)	-	-	(2,697)	-	-	(185)
Sale of Monterey Commerce Center #3 (D)	-	-	(2,522)	-	-	(237)
Acquisition of Roosevelt Commons	-	7,155	-	-	-	-
Acquisition of Russell Commerce Center	-	9,979	-	-	-	-
Acquisition of Towne Centre Plaza	-	34,044	-	-	-	-
Acquisition of Superstition Springs Commerce Center	-	6,334	-	-	-	-
Acquisition of Northport Business Center	-	16,357	-	-	-	-
Acquisition of Via Linda Corporate Center	15,978	-	-	-	-	-
Acquisition of SunTech Corporate Park 1	7,377	-	-	-	-	-
Acquisition of SunTech Corporate Park 2	9,428	-	-	-	-	-
Acquisition of Russell Land	719	-	-	-	-	-
Acquisition of E. Watkins Street	9,173	-	-	-	-	-
Acquisition of Northport Pad 1	581	-	-	-	-	-
Acquisition of Northport Pad 2	520	-	-	-	-	-
Acquisition of Tanasbourne Corporate Park I	8,505	-	-	-	-	-
Acquisition of Airport Technology Center	28,137	-	-	-	-	-
Acquisition of SunTech Corporate Park 3	3,867	-	-	-	-	-
Acquisition of 1150 N. Fiesta Blvd.	10,636	-	-	-	-	-
Sale of 410 Allerton Bldg. (E)	(2,604)	-	-	(182)	-	-
Sale of 400 Grandview (E)	(8,949)	-	-	(1,047)	-	-
Sale of 342 Allerton Bldg. (E)	(4,541)	-	-	(469)	-	-
Sale of 301 East Grand (E)	(3,352)	-	-	(240)	-	-
Sale of Parkpoint Business Center (E)	(7,364)	-	-	(953)	-	-
Sale of Mondavi Bldg. (E)	(6,529)	-	-	(830)	-	-
Sale of Adobe I (E)	(25,973)	-	-	(3,701)	-	-
Sale of Adobe II (E)	(22,230)	-	-	(3,248)	-	-
Sale of Mountain Pointe Office Park (E)	(5,788)	-	-	(886)	-	-
Sale of Scripps Wateridge (E)	(16,654)	-	-	(2,034)	-	-
Sale of Scripps Wateridge Land (E)	(710)	-	-	-	-	-
Sale of Laguna Hills Square (E)	(7,380)	-	-	(1,235)	-	-
Capitalized costs	15,916	5,250	16,155	-	-	-
Depreciation	-	-	-	19,847	19,076	16,014

BALANCE AT END OF YEAR	$803,070	$804,307	$725,188	$86,660	$81,638	$62,562

(B)	The properties were sold in April 2002.
(C)	The property was sold in May 2002.
(D)	The properties were sold in September 2002.
(E)	The property was sold in December 2004.

F35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BEDFORD PROPERTY INVESTORS, INC.

By:

/s/ Peter B. Bedford

Peter B. Bedford

Chairman of the Board and

Chief Executive Officer

Dated: March 11, 2005

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

March 11, 2005

Peter B. Bedford, Chairman of the Board

Date

and Chief Executive Officer (principal executive officer)

/s/ Peter Linneman

March 11, 2005

Peter Linneman, Director

Date

/s/ Bowen H. McCoy

March 11, 2005

Bowen H. McCoy, Director

Date

/s/ Thomas H. Nolan, Jr.

March 11, 2005

Thomas H. Nolan, Jr., Director

Date

/s/ Martin I. Zankel

March 11, 2005

Martin I. Zankel, Director

Date

/s/ Hanh Kihara

March 11, 2005

Hanh Kihara, Senior Vice President

Date

and Chief Financial Officer (principal financial officer)

/ s/ Krista K. Rowland

March 11, 2005

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

10.14

Employment Agreement, dated February 17, 1993, by and between ICM Property Investors, Inc., and Peter B. Bedford, is incorporated herein by reference to Exhibit 10.14 to our Form 10-K for the year ended December 31, 1994.

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

10.65

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Laguna Hills Square SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.65 to our Form 10-K for the year ended December 31, 2003.

10.66

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Petaluma SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.66 to our Form 10-K for the year ended December 31, 2003.

10.67

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Philips Business Center SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.67 to our Form 10-K for the year ended December 31, 2003.

10.68

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Phoenix Tech Center SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.68 to our Form 10-K for the year ended December 31, 2003.

10.69

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Rio Salado SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.69 to our Form 10-K for the year ended December 31, 2003.

10.70

Deed of Trust Note, dated as of November 25, 2003, by and between Bedford Village Green SPE, Inc. and John Hancock Life Insurance Company, is incorporated herein by reference to Exhibit 10.70 to our Form 10-K for the year ended December 31, 2003.

10.71

Sixth Amended and Restated Credit Agreement, dated March 31, 2004, by and among Bedford Property Investors, Inc., Bank of America, N.A., as Administrative Agent for the Banks, Swing Line Lender and L/C Issuer, and Union Bank of California, N.A., as Syndication Agent, is incorporated herein by reference to Exhibit 10.71 to our Form 10-Q for the quarter ending March 31, 2004.

10.72

Amended and Restated 2002 Directors' Stock Plan of Bedford Property Investors, Inc., dated May 13, 2004, is incorporated herein by reference to Exhibit 10.72 to our Form 10-Q for the quarter ending June 30, 2004.

10.73

Third Amendment to Employment Agreement, dated as of February 4, 2005, between Bedford Property Investors, Inc. and Peter B. Bedford, is incorporated herein by reference to Exhibit 10.73 to our Form 8-K filed on February 10, 2005.

10.74*

Promissory Note Secured by Deed of Trust, dated December 17, 2004, by and among Bedford Property Investors, Inc., as Holder, and Metzger Mountain Pointe, LLC, Mountain Pointe Office Investments, LLC, and RCH Mountain Pointe, LLC, as Maker.

16.1

Letter from KPMG LLP to the Securities and Exchange Commission re: Change in Certifying Accountant is incorporated herein by reference to Exhibit 16.1 to our Form 8-K filed on March 20, 2003.

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