Form 10-Q
period 2005-03-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2005-05-10
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

Outstanding as of May 9, 2005

Common Stock, $0.02 par value

16,419,685

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2005

and December 31, 2004

1

Consolidated Statements of Income for the three months ended

March 31, 2005 and 2004

2

Consolidated Statement of Stockholders' Equity for the

three months ended March 31, 2005

3

Consolidated Statements of Cash Flows for the three months ended

March 31, 2005 and 2004

4

Notes to Consolidated Financial Statements

5-17

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

18-43

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

44

Item 4.  Controls and Procedures

44

PART II.  OTHER INFORMATION

Items 1 - 6

45-46

SIGNATURES

47

EXHIBIT INDEX

48

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 1

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

 (in thousands, except share and per share amounts)

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets: Real estate investments:
Industrial buildings	$406,142	$417,613
Office buildings	326,945	332,695
Properties under development	30,780	29,716
Land held for development	13,969	13,529
	777,836	793,553
Less accumulated depreciation	88,708	85,436
	689,128	708,117
Operating properties held for sale, net	17,976	8,293
Total real estate investments	707,104	716,410
Cash and cash equivalents	4,398	24,218
Accounts receivable, net	489	679
Notes receivable, net	6,513	6,820
Other assets	43,532	45,356
Total assets	$762,036	$793,483
Liabilities and Stockholders' Equity:
Bank loan payable	$ 30,875	$ -
Mortgage loans payable	349,611	351,335
Accounts payable and accrued expenses	8,533	13,135
Dividends payable	10,409	63,898
Other liabilities	13,289	14,657
Total liabilities	412,717	443,025
Commitments and contingencies (Note 11)
Stockholders' equity: Preferred stock, $0.01 par value; authorized 6,795,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at March 31, 2005 and December 31, 2004; stated liquidation preference of $40,250	38,947	38,947
Series B 7.625% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 2,400,000 shares at March 31, 2005 and December 31, 2004; stated liquidation preference of $60,000	57,769	57,769
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,440,409 shares at March 31, 2005 and 16,325,584 shares at December 31, 2004	328	326
Additional paid-in capital	292,172	289,132
Deferred stock compensation	(12,773)	(10,114)
Accumulated dividends in excess of net income	(27,199)	(25,700)
Accumulated other comprehensive income	75	98
Total stockholders' equity	349,319	350,458
Total liabilities and stockholders' equity	$762,036	$793,483

See accompanying notes to consolidated  financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(in thousands, except share and per share amounts)

	Three months
	2005	2004
Rental income	$ 23,634	$ 22,747
Rental expenses: Operating expenses	4,533	3,648
Real estate taxes	3,008	2,579
Depreciation and amortization	7,412	6,120
General and administrative expenses	2,061	1,506
Income from operations	6,620	8,894

Other income (expense)
Interest income	140	19
Interest expense	(5,361)	(5,027)
Income from continuing operations	1,399	3,886

Discontinued operations:
Income from discontinued operations	367	1,730
Gain on sale of operating properties	7,144	-

Income from discontinued operations	7,511	1,730
Net income	8,910	5,616
Preferred dividends – Series A	(880)	(880)
Preferred dividends – Series B	(1,144)	-
Net income available to common stockholders	$ 6,886	$ 4,736
Income per common share – basic (Note 9): (Loss) income from continuing operations	$ (0.04)	$ 0.19
Income from discontinued operations	0.47	0.11
Net income available to common stockholders	$ 0.43	$ 0.30
Weighted average number of common shares - basic	15,837,383	15,958,868
Income per common share – diluted (Note 9): (Loss) income from continuing operations	$ (0.04)	$ 0.18
Income from discontinued operations	0.47	0.11
Net income available to common stockholders	$ 0.43	$ 0.29
Weighted average number of common shares – diluted	15,900,293	16,273,156
Dividends declared per common share	$ 0.51	$ 0.51

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

(in thousands, except per share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2004	$38,947	$57,769	$326	$289,132	$(10,114)	$(25,700)	$98	$350,458
Issuance of common stock	-	-	-	225	-	-	-	225
Repurchase and retirement of common stock	-	-	(1)	(771)	-	-	-	(772)
Stock option expense	-	-	-	22	-	-	-	22
Issuance of restricted stock	-	-	3	3,650	(3,653)	-	-	-
Forfeiture of restricted stock	-	-	-	(86)	73	-	-	(13)
Amortization of restricted stock	-	-	-	-	921	-	-	921
Dividends to common stockholders ($0.51 per share)	-	-	-	-	-	(8,385)	-	(8,385)
Dividends to Series A preferred stockholders ($1.09375 per share)	-	-	-	-	-	(880)	-	(880)
Dividends to Series B preferred stockholders ($0.47656 per share)	-	-	-	-	-	(1,144)	-	(1,144)
Subtotal	38,947	57,769	328	292,172	(12,773)	(36,109)	98	340,432
Net income	-	-	-	-	-	8,910	-	8,910
Other comprehensive loss	-	-	-	-	-	-	(23)	(23)
Comprehensive income	-	-	-	-	-	8,910	(23)	8,887
Balance, March 31, 2005	$38,947	$57,769	$328	$292,172	$(12,773)	$(27,199)	$75	$349,319

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

(in thousands)

	2005	2004
Operating Activities: Net income	$ 8,910	$ 5,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts for deferred loan costs and discontinued operations	7,916	7,401
Amortization of deferred compensation	908	686
Stock compensation expense	22	30
Uncollectible accounts expense	(63)	88
Gain on sales of operating properties	(7,144)	-
Change in receivables and other assets	(11)	(936)
Change in accounts payable and accrued expenses	(4,916)	(419)
Change in other liabilities	(1,368)	(284)
Net cash provided by operating activities	4,254	12,182
Investing Activities: Investments in real estate	(4,340)	(2,133)
Proceeds from sales of real estate investments, net	15,777	-
Net cash provided by (used in) investing activities	11,437	(2,133)
Financing Activities: Proceeds from bank loans payable	53,866	9,197
Repayments of bank loans payable	(22,991)	(6,000)
Repayments of mortgage loans payable	(1,724)	(1,728)
Payment of loan costs	(217)	(1,381)
Issuance of common stock	225	1,564
Repurchase and retirement of common stock	(772)	(1,125)
Payment of dividends and distributions	(63,898)	(9,199)
Net cash used in financing activities	(35,511)	(8,672)
Net (decrease) increase in cash and cash equivalents	(19,820)	1,377
Cash and cash equivalents at beginning of period	24,218	7,598
Cash and cash equivalents at end of period	$ 4,398	$ 8,975
Supplemental disclosure of cash flow information: Cash paid for interest, net of amounts capitalized of $383 in 2005 and $139 in 2004	$ 5,235	$ 5,686
Cash paid during the year for income taxes	$ 30	$ 12

See accompanying notes to consolidated financial statements

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies and Practices

The Company

Bedford Property Investors, Inc. is a real estate investment trust (REIT) incorporated in 1993 as a Maryland corporation. We are a self-administered and self-managed equity REIT engaged in the business of owning, managing, acquiring and developing multi-tenant industrial and suburban office properties concentrated in the western United States. Our common stock, par value $0.02 per share, trades under the symbol "BED" on both the New York Stock Exchange and the Pacific Exchange.

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements in accordance with the requirements of Form 10-Q as set forth by the United States Securities and Exchange Commission. Therefore, they do not include all information and footnotes necessary for a presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). In our opinion, the interim financial statements presented reflect all adjustments, consisting only of normally recurring adjustments, which are necessary for a fair presentation of our financial condition and results of operations. These unaudited financial statements should be read in conjunction with the notes to the 2004 audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2004.

Basis of Consolidation

Our consolidated financial statements have been prepared in accordance with GAAP. Our consolidated financial statements include the financial information of Bedford Property Investors, Inc., seven wholly-owned corporations, and three wholly-owned limited liability companies. All significant inter-entity balances have been eliminated in consolidation.

Accounting for Development Costs

Costs associated with the development of real estate include acquisition and direct construction costs as well as capitalization of real estate taxes, insurance, incidental revenue and expenses, and a portion of salaries and overhead of personnel responsible for development activity.  In addition, we capitalize interest expense to the development project. The amount of interest capitalized during a period is determined by applying the weighted average rate of our borrowings to the average accumulated costs, excluding interest, of the project. The capitalization of interest, real estate taxes, insurance, and incidental revenue and expenses begins when construction of a project commences and ends when a project or a portion of the project is placed in service, not to exceed twelve months from the cessation of construction activities.  The capitalization of salaries and overhead of development personnel begins upon acquisition of a land parcel or upon commencement of active development for redevelopment and rehabilitation projects and ends with completion of the project.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  As of March 31, 2005 and December 31, 2004, our allowance for doubtful accounts related to accounts receivable was approximately $55,000 and $20,000, respectively. We did not have an allowance for doubtful accounts related to notes receivable as of March 31, 2005. As of December 31, 2004, our allowance for doubtful accounts related to a note receivable was approximately $127,000.  Accounts and notes receivable amounts are presented net of these allowances for doubtful accounts in the consolidated balance sheets.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. We include stock options issued under our stock option plans and non-vested restricted stock in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect. The dilutive shares are calculated using the treasury stock method.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123R, “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is now effective for public companies beginning with the first fiscal year commencing after June 15, 2005. Due to our adoption of the fair value based method of accounting for stock-based employee compensation effective January 1, 2003, we do not expect this pronouncement to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued SFAS Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the potential impact on our financial position and results of operations as a result of implementing this interpretation.

Note 2 – Real Estate Investments

As of March 31, 2005, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	57	$406,142	51%
Office buildings	28	326,945	41%
Properties under development	4	30,780	4%
Land held for development	12	13,969	2%
	101	777,836	98%
Operating properties held for sale*	5	20,335	2%
Total	106	$798,171	100%

* Gross cost for operating properties held for sale is shown net of accumulated depreciation of $2,359 on the Consolidated Balance Sheet at March 31, 2005.

The following table sets forth our real estate investments at March 31, 2005 and December 31, 2004 (in thousands):

	Land	Building	Development In-Progress	Total Cost	Less Accumulated Depreciation	Net Total
Industrial buildings Northern California	$55,528	$121,728	$ -	$177,256	$23,872	$153,384
Arizona	28,533	91,871	-	120,404	15,621	104,783
Southern California	12,757	32,668	-	45,425	6,532	38,893
Northwest	9,418	26,938	-	36,356	5,057	31,299
Nevada	7,784	18,917	-	26,701	1,671	25,030
Total industrial buildings	114,020	292,122	-	406,142	52,753	353,389
Office buildings Northern California	6,073	25,911	-	31,984	5,604	26,380
Arizona	23,606	51,458	-	75,064	4,489	70,575
Southern California	6,073	28,590	-	34,663	1,967	32,696
Northwest	11,018	47,409	-	58,427	5,882	52,545
Colorado	13,706	99,595	-	113,301	15,638	97,663
Nevada	2,102	11,404	-	13,506	2,375	11,131
Total office buildings	62,578	264,367	-	326,945	35,955	290,990
Properties under development Arizona	-	-	9,806	9,806	-	9,806
Northwest	-	-	20,974	20,974	-	20,974
Total properties under development	-	-	30,780	30,780	-	30,780
Land held for development Northern California	5,945	-	-	5,945	-	5,945
Arizona	637	-	-	637	-	637
Northwest	1,160	-	-	1,160	-	1,160
Colorado	3,950	-	-	3,950	-	3,950
Nevada	2,277	-	-	2,277	-	2,277
Total land held for development	13,969	-	-	13,969	-	13,969
Operating property held for sale Southern California	6,480	13,855	-	20,335	2,359	17,976
Total as of March 31, 2005	$197,047	$570,344	$30,780	$798,171	$91,067	$707,104
Total as of December 31, 2004	$198,838	$574,516	$29,716	$803,070	$86,660	$716,410

Our personnel directly manage all but six of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained outside managers to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada; Russell Commerce Center in Las Vegas, Nevada; Northport Business Center in North Las Vegas, Nevada; and SunTech Corporate Park 1, SunTech Corporate Park 2, and Tanasbourne Corporate Park in Hillsboro, Oregon. All financial record keeping is centralized at our corporate office in Lafayette, California.

Note 3. Debt

Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line of credit with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of March 31, 2005, the facility had a total outstanding balance of $30,875,000 and an effective interest rate of 4.16%, and was collateralized by our interests in 20 properties with a net book value of approximately $149,758,000. These properties collectively accounted for approximately 23% of our annualized base rent for 2005 and approximately 21% of our total real estate assets at March 31, 2005. As of December 31, 2004, the facility did not have an outstanding balance due to the paydown of the balance with sales proceeds from assets sold in December 2004. In the first quarter of 2005, the net borrowing of $30,875,000 was used to partially fund the special common stock dividend paid on January 18, 2005.

The daily weighted average outstanding balance was $28,876,000 and $71,683,000 for the three months ended March 31, 2005 and 2004, respectively. The weighted average annual interest rates in each of these periods were 4.31% and 2.79%, respectively.

We were in compliance with the various covenants and requirements of our credit facility during the three months ended March 31, 2005 and during the year ended December 31, 2004.

Mortgage Loans Payable

Mortgage loans payable at March 31, 2005 consist of the following (in thousands):

				Collateral as of March 31, 2005
Lender	Maturity Date	Interest Rate at March 31, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
TIAA-CREF	June 1, 2005(1)	7.17%	$ 24,554	5	6.40%	4.38%
Security Life of Denver Insurance Company	Sept. 1, 2005(2)	3.00%(3)	11,400	3	1.55%	2.30%
Nationwide Life Insurance	November 1, 2005(4)	4.61%	16,864	3	3.95%	3.85%
Prudential Insurance	July 31, 2006	8.90%	7,384	1	1.51%	1.69%
Prudential Insurance	July 31, 2006	6.91%	12,430	2	5.03%	3.22%
Union Bank	November 19, 2006	4.14%(5)	19,954	9	4.41%	3.81%
TIAA-CREF	December 1, 2006	7.95%	20,322	5	3.54%	4.33%
TIAA-CREF	June 1, 2007	7.17%	33,397	5	9.08%	7.51%
John Hancock	December 1, 2008	4.60%	11,800	5	2.65%	3.10%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,590	1	0.85%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,427	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,008	8	6.28%	9.46%
John Hancock	December 1, 2010	4.95%	27,900	2(6)	5.86%	4.56%
Washington Mutual	August 1, 2011	4.49%(7)	15,987	5	-	4.52%
Woodmen of the World	July 1, 2012	7.23%	6,994	1	1.33%	1.07%
TIAA-CREF	April 1, 2013	5.60%	47,238	5	8.80%	6.82%
Bank of America	November 1, 2013	5.45%	9,900	1	2.24%	2.12%
Bank of America	December 1, 2013	5.55%	11,400	4	3.30%	2.75%
JP Morgan	December 1, 2013	5.74%	24,619	1	6.58%	4.34%
Thrivent Financial	August 15, 2029	5.94%	5,443	1	-	1.23%
	Total		$349,611	67	73.36%	71.85%

+

Interest rates are fixed unless otherwise indicated by footnote.

(1)

At maturity, the loan balance is expected to be paid in full with proceeds from asset sales and funding from our line of credit.

(2)

At maturity, the loan balance is expected to be paid in full with funding from our line of credit.

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(4)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. The second interest rate reset date is November 1, 2008 with a final maturity date of November 1, 2011. We expect to accept the interest rate reset on November 1, 2005, extending the maturity date to November 1, 2008.

(5)

Floating rate based on LIBOR plus 1.60%. The current rate of 4.14% is fixed until May 19, 2005, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(6)

In addition, a letter of credit in the amount of $5,720,000 serves as security for this loan pending replacement of the Laguna Hills Square property sold in 2004, which previously served as collateral for this loan.

(7)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

The 67 operating properties that served as collateral for our mortgages had a net book value of approximately $505,136,000 as of March 31, 2005. We were in compliance with the covenants and requirements of our various mortgages during the three months ended March 31, 2005 and during the year ended December 31, 2004.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending March 31 (in thousands):

2006	$ 58,404
2007	62,850
2008	35,633
2009	15,899
2010	40,439
Thereafter	136,386
Total	$349,611

Note 4.  Stockholders' Equity

Series A Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a gross total of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears and are recorded when declared. A dividend of $880,000 or $1.09375 per share was declared on March 31, 2005 and paid on April 15, 2005 for the first quarter of 2005.

The Series A preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

Series B Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for a gross total of $60,000,000. We pay cumulative dividends on the shares from the date of original issuance at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year.  Dividends on the shares are paid quarterly in arrears beginning on July 15, 2004 and are recorded when declared.  A dividend of $1,144,000 or $0.47656 per share was declared on March 31, 2005 and paid on April 15, 2005 for the first quarter of 2005.

The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

 11

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2005 through March 31, 2005:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Balance, December 31, 2004	16,325,584	805,000	2,400,000
Issuance of common stock	2,481	-	-
Repurchase and retirement of common stock	(30,074)	-	-
Issuance of restricted stock	145,725	-	-
Forfeiture of restricted stock	(3,307)	-	-
Balance, March 31, 2005	16,440,409	805,000	2,400,000

In July 1998, our board of directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. The share repurchase program does not require us to purchase a specified number of shares and it does not have an expiration date. For the three months ended March 31, 2005 and 2004, we repurchased 30,074 and 38,885 shares, respectively, for annual average prices of $25.65 and $28.92, respectively. These shares were repurchased from employees to satisfy payroll tax obligations upon the vesting of restricted stock and in connection with stock option exercises.

Note 5.  Discontinued Operations

In December 2004, we sold four industrial properties in South San Francisco, California; one industrial property in Santa Rosa, California; one industrial property in Napa, California; two office properties in Seattle, Washington; one office property and a 4.3 acre parcel of land in San Diego, California; and an office building in Laguna Hills, California for net sale prices totaling $175,110,000, which resulted in an aggregate gain of $70,235,000. In January 2005, we sold an industrial property in San Diego, California for a sale price of $15,800,000, resulting in a gain of approximately $6,894,000. In addition, we recorded a gain of $250,000 from funds released from escrow in the first quarter of 2005 in connection with one of the properties we sold in December 2004. As of March 31, 2005, we classified five operating properties as held for sale in accordance with our policy.

Income from the properties held for sale and sold is presented in the income statement as discontinued operations for all periods presented.  Income from discontinued operations includes allocations of interest expense based on the percentage of the cost basis of each property held for sale and sold to the cost basis of total real estate assets as of the respective balance sheet date.  The following schedule presents the calculation of income from discontinued operations (in thousands):

	Three Months Ended March 31,
	2005	2004
Rental income	$765	$5,300
Rental expenses: Operating expenses	83	1,293
Real estate taxes	57	395
Depreciation and amortization	94	788
Interest expense	164	1,094
Income from discontinued operations	$367	$1,730

 12

Assets and liabilities related to properties held for sale as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31, 2005	December 31, 2004
Other assets	$538	$358
Other liabilities	$301	$ 71

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

	For the three months ended March 31, 2005 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 7,185	$ 6,577	$ 4,199	$ 2,685	$ 2,988	$ -	$ 23,634
Rental expenses:
Operating expenses and real estate taxes	1,884	2,179	1,086	863	1,529	-	7,541
Depreciation and amortization	1,755	2,182	1,527	827	1,121	-	7,412
General and administrative expenses	-	-	-	-	-	2,061	2,061
Income from operations	3,546	2,216	1,586	995	338	(2,061)	6,620

Other income (expense)
Interest income (1)	1	-	-	3	-	136	140
Interest expense	-	-	-	-	-	(5,361)	(5,361)

Income from continuing operations	3,547	2,216	1,586	998	338	(7,286)	1,399

Discontinued operations:
Income from discontinued operations	-	-	367	-	-	-	367
Gain on sale of operating properties	-	-	6,894	250	-	-	7,144
Income from discontinued operations	-	-	7,261	250	-	-	7,511
Net income (loss)	$ 3,547	$ 2,216	$ 8,847	$ 1,248	$ 338	$(7,286)	$ 8,910
Real estate investments	$228,691	$205,911	$129,402	$116,916	$117,251	$ -	$798,171
Additions (dispositions) of real estate investments	$ 459	$ 1,286	$ (8,591)	$ 1,172	$ 775	$ -	$ (4,899)
Total assets	$250,196	$171,379	$135,987	$113,262	$ 81,249	$ 9,963	$762,036

(1)  The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the three months ended March 31, 2004 (in thousands)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 8,259	$ 4,769	$ 3,880	$ 2,343	$ 3,496	$ -	$ 22,747
Operating expenses and real estate taxes	1,858	1,420	865	661	1,423	-	6,227
Depreciation and amortization	1,762	1,233	1,395	635	1,095	-	6,120
General and administrative expenses	-	-	-	-	-	1,506	1,506
Income from operations	4,639	2,116	1,620	1,047	978	(1,506)	8,894
Other income (expense)
Interest income (1)	6	-	-	3	-	10	19
Interest expense	-	-	-	-	-	(5,027)	(5,027)
Income from continuing operations	4,645	2,116	1,620	1,050	978	(6,523)	3,886
Income from discontinued operations	401	90	739	500	-	-	1,730
Net income (loss)	$ 5,046	$ 2,206	$ 2,359	$ 1,550	$ 978	$(6,523)	$ 5,616
Real estate investments	$257,875	$146,207	$154,793	$129,544	$115,294	$ -	$803,713
Additions of real estate investments (2)	$ 1,491	$ 238	$ 719	$ (3,075)	$ 33	$ -	$ (594)
Total assets	$274,580	$133,257	$157,063	$117,260	$ 87,022	$ 2,688	$771,870

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

(2)

The negative amount in the Northwest segment is due to the transfer of an operating property to development at net book value.

Note 7.  Notes Receivable

In connection with the sale of a property in December 2004, we hold a note receivable from the buyer and other related entities with an outstanding principal balance of $6,500,000 as of March 31, 2005. The note carries an interest rate of 6% and is secured by a deed of trust on the property.  The note had an original maturity date of March 17, 2005 which was extended until March 31, 2005. The note and accrued interest were paid in full on April 1, 2005.

We hold a note receivable from one of our former tenants in the amount of $13,000 as of March 31, 2005.

Note 8. Acquisitions and Pro Forma Financial Information

During 2004, we acquired six operating properties, one redevelopment project, one development project, and three parcels of land for contract prices totaling approximately $103,641,000. Pro forma amounts include estimates for rental income, rental expenses, and interest expense, and are presented as if these properties had been acquired at the beginning of 2004. The following table presents pro forma financial information for the three months ended March 31, 2004 (dollars in thousands, except share and per share amounts):

Rental income	$ 24,059
Income from continuing operations	3,687
Income from discontinued operations	1,730
Net income	5,417
Net income available to common stockholders	$ 3,436

Income per common share – basic:
Income from continuing operations	$ 0.11
Income from discontinued operations	0.11
Net income available to common stockholders	$ 0.22
Weighted average number of common shares – basic	15,958,868

Income per common share – diluted: Income from continuing operations	$ 0.10
Income from discontinued operations	0.11
Net income available to common stockholders	$ 0.21
Weighted average number of common shares – diluted	16,273,156

During 2005, we acquired one parcel of land for a contract price of $366,768. Pro forma amounts have not been presented due to the insignificant impact of this transaction on our financial results.

Note 9. Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic:
Income from continuing operations	$ 1,399	$ 3,886
Less: preferred dividends – Series A	(880)	(880)
Less: preferred dividends – Series B	(1,144)	-
Income available to common stockholders from continuing operations	(625)	3,006
Income from discontinued operations	7,511	1,730
Net income available to common stockholders	$ 6,886	$ 4,736
Weighted average number of common shares - basic	15,837,383	15,958,868
Income per common share – basic: (Loss) income from continuing operations	$ (0.04)	$ 0.19
Income from discontinued operations	0.47	0.11
Net income available to common stockholders	$ 0.43	$ 0.30
Diluted:
Income from continuing operations	$ 1,399	$ 3,886
Less: preferred dividends – Series A	(880)	(880)
Less: preferred dividends – Series B	(1,144)	-
Income available to common stockholders from continuing operations	(625)	3,006
Income from discontinued operations	7,511	1,730
Net income available to common stockholders	$ 6,886	$ 4,736
Weighted average number of common shares – basic	15,837,383	15,958,868
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	6,525	147,685
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	56,385	166,603
Weighted average number of common shares – diluted	15,900,293	16,273,156
Income per common share – diluted: (Loss) income from continuing operations	$ (0.04)	$ 0.18
Income from discontinued operations	0.47	0.11
Net income available to common stockholders	$ 0.43	$ 0.29

Stock option grants and restricted stock awards with an exercise or issuance price on the date of grant that is above the average market price during the period are considered antidilutive and have been excluded from the weighted average share calculations. For the three months ended March 31, 2005, 420,842 of our stock options and restricted stock awards have been excluded from the “weighted average number of shares – diluted.” Stock options and restricted stock awards of  187 have been excluded from the “weighted average number of shares – diluted” for the three months ended March 31, 2004.

Note 10. Related Party Transactions

We have occasionally used the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the three months ended March 31, 2004, we paid Bartko, Zankel, Tarrant & Miller approximately $200 in legal fees.  During the three months ended March 31, 2005, no payments were made to the firm.

Note 11. Commitments and Contingencies

As of March 31, 2005, we had outstanding contractual construction commitments of approximately $5.3 million relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $11,557,000 as of March 31, 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bedford Property Investors, Inc. is a self-administered and self-managed equity real estate investment trust (REIT). We own, manage, acquire and develop multi-tenant industrial and suburban office properties proximate to metropolitan areas in the western United States. As of March 31, 2005, we owned 90 operating properties totaling approximately 7.3 million rentable square feet and 12 parcels of land totaling approximately 47 acres. In addition, we owned three office properties and one industrial property that are currently under redevelopment. Of the 90 operating properties, 60 are industrial buildings and 30 are suburban offices. Our properties are located in California, Arizona, Washington, Colorado, Oregon, and Nevada.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes to financial statements included in this report, as well as our annual report on Form 10-K for the year ended December 31, 2004. When used in the following discussion, the words “believe,” “expect,” “intend,” “plan,” “anticipate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed, expected or implied by the forward-looking statements. These risks and uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2004, and are set forth in the section below entitled "Potential Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

OVERVIEW

Significant Events During the Quarter

On January 20, 2005, we sold a 109,780 square-foot industrial property in San Diego, California for $15,800,000. This sale generated a gain of approximately $6,894,000.

On February 28, 2005, we acquired a 1.05 acre parcel of land in Las Vegas, Nevada for approximately $367,000. The land will be held as a future development site.

Market Conditions

The Northwest Region

We believe that the Puget Sound area of Washington is still experiencing the effects of significant job loss resulting from the technology and telecommunication industry slowdowns. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both in the direct leasing and sub-leasing markets, and weaker deal terms. At March 31, 2005, our Northwest operating portfolio, which includes three Oregon properties, was 93% occupied with 43,000 square feet vacant in three operating properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our approximately 334,000 square-foot five-building complex in Renton, Washington upon expiration of its lease. We have transferred this property to our development portfolio and have commenced a program to reposition the complex as a campus-style multi-tenant office park. In September 2004, we completed the first phase of this repositioning and have signed three leases for an aggregate of 79,969 square feet, bringing the project to 21% leased as of March 31, 2005.

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area and include one property in Reno, Nevada. The Bay Area market has also been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we own 14 properties totaling 1,217,207 square feet as of March 31, 2005. In this sub-market, we believe that the job loss associated with the recent recession has been significant, resulting in increased vacancy and reduced rental rates. While the California employment situation has shown some improvement in recent months, the oversupply of space and reduced rental rates continue to be a challenge.  In addition, we expect higher than usual lease expirations in the Silicon Valley to continue through 2005, which creates the potential for increasing vacancy in our portfolio. We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces. For example, we are making capital improvements to our vacant spaces to render them near move-in condition for prospective tenants. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley. In Sonoma County, Napa County, and Contra Costa County sub-markets, while demand has slowed during the past three years, vacancy rates have not climbed to the extent they have in Silicon Valley.

Another Bay Area sub-market that has demonstrated some weakness during the last few years is the South San Francisco industrial market. In December 2004, we sold four of our five properties in South San Francisco, leaving one 81% leased property remaining in this sub-market as of March 31, 2005.

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets. These sub-markets are Orange County, San Diego, and the Inland Empire. We have two properties in Orange County and maintained them at, or close to, 100% occupancy during 2004 and in the first quarter of 2005. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased as of March 31, 2005. We also have three recently developed properties in the Inland Empire: Jurupa Business Center Phase I, which was 100% leased as of March 31, 2005; Jurupa Business Center Phase II, which was 91% leased as of March 31, 2005; and Jurupa Business Center Phase IV, which was 100% leased as of March 31, 2005. In addition, the Jurupa Business Center Phase III became shell complete during the fourth quarter of 2004 and is 41% leased as of March 31, 2005. Finally, in San Diego, our properties were 100% leased during the year 2004 and in the first quarter of 2005.

In Las Vegas, Nevada, we own two industrial properties totaling 224,543 square feet, which were 98% occupied as of March 31, 2005. In addition, we own 4 parcels of land totaling 5.74 acres, which are being held for future development. The Las Vegas market continues to be one of the strongest in the country with employment growth of 7.3% during the first quarter of 2005.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, research and development, and industrial space that we have experienced in other regions. During the first quarter of 2005, the Phoenix region has shown some improvement as evidenced by employment growth of 4.6% and positive net absorption of approximately 400,000 and 800,000 square feet in the office and industrial markets, respectively. However, despite this improvement, re-leasing space in Phoenix continues to be challenging. As of March 31, 2005, our properties in this region were 93% leased, with approximately 138,000 square feet of vacant space in eight properties.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the effects of the significant job losses experienced in this region during the last several years, similar to other markets. Our ten-story office property at 4601 DTC Boulevard was 80% leased to a single tenant under a lease that expired on January 31, 2005, which the tenant opted not to renew. In preparation for this expected vacancy, we made significant capital improvements to the property and began actively marketing the space in 2004. With the addition of replacement leases signed this year, including a 31,366 square-foot lease with a national engineering firm, the property was 49% leased as of March 31, 2005. Additional capital improvements to this property are currently underway, including a new lobby, entry-way, and parking garage. We expect these additions to enhance the competitive positioning of the property.

Future Trends and Events

Acquisitions and Dispositions

In September 2004, we announced that our board of directors would undertake a review of a broad range of strategic alternatives for our company. These alternatives included the potential sale or merger of our company, selling certain of our properties and either reinvesting these proceeds in other properties or dividending out the proceeds to our stockholders. On February 2, 2005, the board of directors announced the conclusion of its review of strategic alternatives. The board of directors determined that the interests of our stockholders would be best served by the company’s continuation as an independent, publicly traded REIT. As a result, we are continuing to operate in the office, service and industrial space, with a shift in focus to properties with multi-tenant configurations.

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

Development and Redevelopment

In response to decreasing demand for office and industrial space, our development activities over the past two years have been limited to our Jurupa Business Center project in Ontario, California. As of March 31, 2005, the 41,726 square-foot Phase I was 100% leased, and the 41,390 square-foot Phase II, which was shell complete in December 2002, was 91% leased. In October 2004, we completed construction on the final two phases. As of March 31, 2005, the 15,490 square-foot Phase III was 41% leased and the 24,805 square-foot Phase IV was 100% leased.  In total, the four phases of the Jurupa Business Center comprise 123,411 square feet and are 89% leased as of March 31, 2005.

In March 2004, we also began redevelopment of our approximately 334,000 square-foot five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction is being completed in phases, with the completion and leasing of the buildings occurring during the 48-month period. Phase I of exterior and common area construction of this redevelopment project was completed in September 2004. Shortly thereafter, the first two leases, which commenced in the first quarter of 2005, were secured for 19,649 square feet, or 13% of the Phase I square footage.  In addition, a lease with a commencement date of August 2005 has been secured for an entire building in this complex, comprising 60,320 square feet.

In April 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona with the intent to redevelop the property to accommodate the expansion requirements of one of our existing tenants in another property.  The redevelopment began in August 2004 and has an expected completion date in the second quarter of 2005 and an estimated redevelopment cost of approximately $7.8 million, of which approximately $3.3 million is being funded by us and approximately $4.5 million is being funded by the tenant.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsboro, Oregon.  The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building.  The expected cost of development to bring this property to operating status is approximately $2.7 million over an 18-month period.

Capital Expenditures

We expect the higher than usual lease expirations in our portfolio that occurred during 2004 to continue throughout 2005. Prior to 2004, annual lease expirations in our portfolio ranged from approximately 12% to 15% of our annualized base rents. As of March 31, 2005, our expected remaining lease expirations for 2005 were 17% of annualized base rents. As a result, we have been incurring, and we expect to continue to incur, significant capital expenditures in 2005, including the costs of leasing commissions and tenant improvements related to renewing or replacing the expiring leases. In several instances, these lease expirations may occur in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, may require us to incur more capital expenditures than we have experienced historically to renew or re-lease these spaces.

In addition, we are continuing to renovate two properties that were each leased by single tenants who did not renew their leases, which will also result in additional capital expenditures in 2005. These properties are 4601 DTC Boulevard in Denver, Colorado and Time Square in Renton, Washington. We believe that these renovations are necessary to render the properties competitive in their respective markets.

The combination of these factors will require that we manage our capital resources carefully. We intend to closely monitor these situations and continually assess our actual expenditures against our planned expenditures. We believe that we will have sufficient funds to meet the needs of these situations. We plan to spend approximately $13 million in capital expenditures during the remainder of the year 2005.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,515,981 shares of our common stock at an average cost of $19.26 per share, which represents 38% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock. During the three months ended March 31, 2005, we repurchased or acquired 30,074 shares of our common stock at an average price of $25.65. We acquired these shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock.

Occupancy and Rental Rates

As of March 31, 2005, our operating portfolio occupancy was at 89%, a 2 percentage point decrease from the 91% occupancy as of December 31, 2004. This decrease in occupancy is primarily due to the loss of a large tenant at our 4601 DTC Boulevard property in Denver, Colorado. Maintaining our occupancy rate has been our highest priority during this economic downturn. In order to retain tenants in the current market, we have sometimes found it necessary to negotiate lower current rental rates in exchange for extended terms, which we refer to as “blend and extend” leases. While this has a negative impact on our current income from operations, we believe the negative impact of losing good credit tenants in the long-term would surpass the immediate incremental loss due to reduced rental rates. We intend to continue this strategy in order to maximize our occupancy rate when a tenant's credit and other factors merit consideration of a “blend and extend” lease. During the three months ended March 31, 2005, we renewed or re-leased 26 of 35 expiring leases or 47% of our expiring square footage and experienced a 10% decline in weighted average rental rates on these leases.

Leasing

Over the next three years, we will be facing significant lease rollovers. During the remainder of 2005, in 2006, and in 2007, leases representing 17%, 15%, and 16% of annualized base rent, respectively, will expire. As of March 31, 2005, the expirations as a percentage of annualized base rent by region are as follows:

	2005	2006	2007
Northern California	7%	5%	4%
Arizona	4%	4%	5%
Southern California	2%	3%	3%
Northwest	2%	1%	1%
Colorado	1%	1%	2%
Nevada	1%	1%	1%
Total	17%	15%	16%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, classification of discontinued operations, accounting for development costs, revenue recognition and allowance for doubtful accounts, stock compensation expense, and qualification as a REIT, each of which is discussed in more detail below. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, and those estimates could be different under different assumptions or conditions.

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

The acquisition of real estate investments results in the allocation of a portion of the purchase price to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. They are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases as follows: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; (iii) fair market value of acquired leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks; and (iv) value of tenant relationships, which reflects estimated future benefits from enhanced renewal probabilities and cost savings in lease commissions and tenant improvements. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the average term of the acquired leases. Fair market value of acquired leases is classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases. Value of tenant relationships is classified as an other asset and is amortized over the anticipated term of the customer relationship, not to exceed the remaining depreciable life of the building.

Classification of Discontinued Operations

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less estimated costs to sell, and such properties are no longer depreciated. We classify real estate assets as held for sale in the period in which both of the following criteria are met:

▪

management has obtained board approval to sell the asset, and

▪

a letter of intent has been signed by an officer of the company and the buyer.

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

Accounting for Development Costs

In accordance with SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate,” costs associated with the development of real estate include acquisition and direct construction costs as well as capitalization of real estate taxes, insurance, incidental revenue and expenses, and a portion of salaries and overhead of personnel responsible for development activity.  In addition, we capitalize interest expense to the development projects according to SFAS 34, “Capitalization of Interest Cost.”  The amount of interest capitalized during a period is determined by applying the weighted average rate of our borrowings to the average accumulated costs, excluding interest, of the project. The capitalization of interest, real estate taxes, insurance, and incidental revenue and expenses begins when construction of a project commences and ends when a project or a portion of the project is placed in service, not to exceed twelve months from the cessation of construction activities. The capitalization of salaries and overhead of development personnel begins upon acquisition of a land parcel or upon commencement of active development for redevelopment and rehabilitation projects and ends with completion of the project.

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property. In the event a tenant downsizes into a smaller space with reduced rent, a pro-rated amount of the straight-line rent receivable is charged against income based on square footage.  Lease termination income is recorded when we have an executed lease termination agreement with no further contractual obligations that must be met before the fee is due to us. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such tenant’s occupancy. In accordance with SFAS 141, “Business Combinations,“ a portion of the purchase price of acquired properties is allocated to the market value of in-place leases. The market value of in-place leases is classified as an other asset or liability and is amortized to rental income over the remaining terms of the leases. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  Significant judgments and estimates must be made by management and used in connection with establishing this allowance in any accounting period.  In the event that the allowance for doubtful accounts is insufficient to cover the actual amount of accounts that are subsequently written off in an accounting period, additional bad debt expense would be recognized as a current period charge in our income statement.

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

The following table presents changes in our portfolio during the three months ended March 31, 2004 and during the period from April 1, 2004 through March 31, 2005:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2004	31	2,797,000	61	5,060,000	92	7,857,000
Activity from January 1, 2004 through March 31, 2004:
Transfer to Redevelopment(1)	(1)	(334,000)	-	-	(1)	(334,000)
Total at March 31, 2004	30	2,463,000	61	5,060,000	91	7,523,000

Activity from April 1, 2004 through March 31, 2005:
Acquisitions (2)	3	371,000	5	439,000	8	810,000
Sales	(5)	(527,000)	(7)	(578,000)	(12)	(1,105,000)
Development (3)	-	-	2	40,000	2	40,000
Redevelopment (1)	2	113,000	-	-	2	113,000
Transfer to Redevelopment(1)	-	-	(1)	(131,000)	(1)	(131,000)
Total at March 31, 2005	30	2,420,000	60	4,830,000	90	7,250,000

(1)

One 334,000 square-foot five-building office property was transferred from operating to development on March 1, 2004 as a redevelopment project. Two of the buildings from the five-building property were transferred to operating as lease-up properties in November 2004 and are included as two properties in redevelopment in the above table. One industrial property was acquired on April 21, 2004 as a redevelopment project.

(2)

One property was acquired on September 27, 2004 as a development project and is currently under lease-up.

(3)

Properties are included in development based on the date of shell completion.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $2,274,000 or 26% in the three months ended March 31, 2005 compared to the same period in 2004. This decrease is attributable to an increase in rental income of $887,000, offset by an increase in rental expenses of $3,161,000.

The following table presents the change in income from operations for the three months ended March 31, 2005 compared with the same period in 2004, detailing amounts contributed by properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2004 to March 31, 2005 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized (1)	Total

Rental income	$ 2,828	$ 44	$ 135	$(2,120)	$ 887
Rental expenses: Operating expenses	(448)	(87)	(15)	(335)	(885)
Real estate taxes	(312)	(63)	(1)	(53)	(429)
Depreciation and amortization	(1,097)	(20)	(13)	(162)	(1,292)
General and administrative expenses	-	-	-	(555)	(555)
Income from operations	$ 971	$ (126)	$ 106	$(3,225)	$(2,274)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes two properties with a shell completion date of October 18, 2004.

(1)

Stabilized properties includes properties that were fully operating during the period.

The increase in rental income of $887,000 is primarily attributable to property acquisitions, offset by a decrease in rental income on stabilized properties. The decrease in rental income of $2,120,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

The increases in operating expenses of $885,000 or 24%, real estate taxes of $429,000 or 17%, and depreciation and amortization of $1,292,000 or 21% are primarily due to additional expenses incurred for properties acquired during 2004. The increase of $335,000 in operating expenses on the stabilized properties is primarily due to increased property management personnel costs including salaries, restricted stock expense, and incentive bonuses.

General and administrative expenses increased $555,000 or 37% in the first three months of 2005 compared to 2004, primarily as a result of increased personnel costs of approximately $418,000 for salaries, restricted stock expense, incentive bonuses, and employer 401(K) matching expense.

Interest Expense

Total interest expense decreased $596,000 from $6,121,000 in 2004 to $5,525,000 in 2005, primarily as a result of a lower weighted average outstanding balance on the line of credit as well as increased capitalized interest in 2005. Interest associated with continuing operations increased $334,000 or 7% in the first three months of 2005 compared with 2004 primarily due to a higher interest allocation to discontinued operations of $930,000 in the first quarter of 2004 as compared to the first quarter of 2005 as presented in the table below:

	2005	2004	Increase (decrease)
Interest included in continuing operations	$5,361	$5,027	$ 334
Interest included in discontinued operations	164	1,094	(930)

Total interest	$5,525	$6,121	$(596)

Discontinued Operations

In December 2004, we sold four industrial properties in South San Francisco, California; one industrial property in Santa Rosa, California; one industrial property in Napa, California; two office properties in Seattle, Washington; one office property and a 4.3 acre parcel of land in San Diego, California; and an office building in Laguna Hills, California for net sale prices totaling $175,110,000, which resulted in an aggregate gain of $70,235,000. In January 2005, we sold an industrial property in San Diego, California for a sale price of $15,800,000, resulting in a gain of approximately $6,894,000. In addition, we recorded a gain of $250,000 from funds released from escrow in the first quarter of 2005 in connection with one of the properties we sold in December 2004. As of March 31, 2005, we classified five operating properties as held for sale in accordance with our policy. Net operating income relating to all of these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each of the first quarters of 2005 and 2004 were $0.51 per share. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each of the first quarters of 2005 and 2004. Quarterly dividends on our Series B preferred stock of $0.47656 per share were declared for the first quarter of 2005. The Series B preferred stock was issued in April 2004, and therefore there were no Series B dividends paid for the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Net cash provided by operating activities decreased approximately $7,928,000 to $4,254,000 for the three months ended March 31, 2005 as compared to $12,182,000 for the same period in 2004. This decrease was primarily due to decreased net operating income resulting from the sale of 11 operating properties in December 2004, as well as increased payments in 2005 for accrued expenses including bonuses paid in January 2005, decreased rents received as a result of decreased occupancy, and decreased rents received due to the redevelopment of our five-building complex in Renton, Washington, which commenced on March 1, 2004.

Investing Activities

Net cash provided by investing activities increased approximately $13,570,000 to $11,437,000 for the three months ended March 31, 2005 as compared to cash used in investing activities of $2,133,000 for the same period in 2004. The increase in cash provided by investing activities was primarily due to net proceeds from the sale of an operating property in 2005 of approximately $15,777,000. These proceeds were offset by the acquisition of a land parcel in 2005 as well as increased spending on building improvements and tenant improvements on existing operating properties.

Financing Activities

Net cash used in financing activities increased approximately $26,839,000 to $35,511,000 for the three months ended March 31, 2005 as compared to $8,672,000 for the same period in 2004. The increase in cash used in financing activities was primarily due to increased dividend payments in 2005 for the special dividend resulting from 2004 gains on sales as well as dividends for the Series B preferred stock. These increases in cash used were partially offset by increased net borrowings on our credit facility to fund the special dividend.

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

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had an outstanding balance of $30,875,000 and letters of credit issued and undrawn of $11,557,000 at March 31, 2005, leaving approximately $157,568,000 of available borrowing capacity. We anticipate utilizing this available borrowing capacity and/or sale proceeds from real estate assets to fund our investing activities in 2005, including estimated remaining development and redevelopment costs of approximately $28 million and estimated remaining capital expenditures of approximately $13 million.

As of March 31, 2005, we had approximately $4,398,000 in cash and cash equivalents, including approximately $22,000 of restricted cash.  Restricted cash represents security deposits held in interest bearing cash deposit accounts in accordance with tenant leases. Unrestricted cash includes approximately $2,914,000 held in an investment account investing in money market instruments backed by U.S. government short-term securities. The balance of the unrestricted cash is in a demand deposit account which is used to fund our disbursements.

We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 93% of our real estate investments served as collateral for our existing mortgage indebtedness and available borrowing under our credit facility as of March 31, 2005. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of March 31, 2005, the facility had an outstanding balance of $30,875,000 and an effective interest rate of 4.16%.

Mortgage loans payable at March 31, 2005 consist of the following (in thousands):

				Collateral as of March 31, 2005
Lender	Maturity Date	Interest Rate at March 31, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
TIAA-CREF	June 1, 2005(1)	7.17%	$ 24,554	5	6.40%	4.38%
Security Life of Denver Insurance Company	Sept. 1, 2005(2)	3.00%(3)	11,400	3	1.55%	2.30%
Nationwide Life Insurance	November 1, 2005(4)	4.61%	16,864	3	3.95%	3.85%
Prudential Insurance	July 31, 2006	8.90%	7,384	1	1.51%	1.69%
Prudential Insurance	July 31, 2006	6.91%	12,430	2	5.03%	3.22%
Union Bank	November 19, 2006	4.14%(5)	19,954	9	4.41%	3.81%
TIAA-CREF	December 1, 2006	7.95%	20,322	5	3.54%	4.33%
TIAA-CREF	June 1, 2007	7.17%	33,397	5	9.08%	7.51%
John Hancock	December 1, 2008	4.60%	11,800	5	2.65%	3.10%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,590	1	0.85%	0.79%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,427	*	*	*
TIAA-CREF	June 1, 2009	7.17%	39,008	8	6.28%	9.46%
John Hancock	December 1, 2010	4.95%	27,900	2(6)	5.86%	4.56%
Washington Mutual	August 1, 2011	4.49%(7)	15,987	5	-	4.52%
Woodmen of the World	July 1, 2012	7.23%	6,994	1	1.33%	1.07%
TIAA-CREF	April 1, 2013	5.60%	47,238	5	8.80%	6.82%
Bank of America	November 1, 2013	5.45%	9,900	1	2.24%	2.12%
Bank of America	December 1, 2013	5.55%	11,400	4	3.30%	2.75%
JP Morgan	December 1, 2013	5.74%	24,619	1	6.58%	4.34%
Thrivent Financial	August 15, 2029	5.94%	5,443	1	-	1.23%
	Total		$349,611	67	73.36%	71.85%

+

Interest rates are fixed unless otherwise indicated by footnote.

(1)

At maturity, the loan balance is expected to be paid in full with proceeds from asset sales and funding from our line of credit.

(2)

At maturity, the loan balance is expected to be paid in full with funding from our line of credit.

(3)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(4)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. The second interest rate reset date is November 1, 2008 with a final maturity date of November 1, 2011. We expect to accept the interest rate reset on November 1, 2005, extending the maturity date to November 1, 2008.

(5)

Floating rate based on LIBOR plus 1.60%. The current rate of 4.14% is fixed until May 19, 2005, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(6)

In addition, a letter of credit in the amount of $5,720,000 serves as security for this loan pending replacement of the Laguna Hills Square property sold in 2004, which previously served as collateral for this loan.

(7)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

The 67 operating properties that served as collateral for our mortgages had a net book value of approximately $505,136,000 as of March 31, 2005. We were in compliance with the covenants and requirements of our various mortgage loans payable during the three months ended March 31, 2005 and during the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at March 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$ 30,875	$ -	$ -	$ 30,875
Mortgage loans payable	58,404	98,483	56,338	136,386	349,611
Interest obligations on bank loan and mortgage loans	20,418	29,085	19,086	22,137	90,726
Construction contract commitments	5,340	-	-	-	5,340
Stand-by letters of credit	11,557	-	-	-	11,557
Total	$ 95,719	$158,443	$ 75,424	$158,523	$488,109

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the three months ended March 31, 2004, we paid Bartko, Zankel, Tarrant & Miller approximately $200 in legal fees.  During the three months ended March 31, 2005, no payments were made to the firm.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of March 31, 2005, we had outstanding undrawn letters of credit against our credit facility of approximately $11,557,000. The letters of credit were required by our various lenders as substitution for insurance and real estate impound accounts, as temporary substitution of collateral for a sold property, and as security for a vacancy in a property serving as collateral for a mortgage.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

We could experience a reduction in rental income if we are unable to renew or re-lease space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of March 31, 2005, leases representing 17%, 15%, 16%, and 23% of our total annualized base rent were scheduled to expire during the remainder of 2005, and in 2006, 2007, and 2008, respectively. If the rental rates upon re-leasing or renewal of leases were significantly lower than current rates, or if we were unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-leasing our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-leasing of space. Similarly, our rental income has in the past and could in the future be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-lease space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 39% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of March 31, 2005, our 25 largest tenants accounted for approximately 39% of our total annualized base rent. In the event that one or more of our larger tenants were to vacate or not renew their lease with us, the re-leasing of the square footage previously leased by these tenants may require considerable capital expenditures and an indeterminate period of time. Losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of March 31, 2005, approximately 47% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, a downturn in the performance of the commercial real estate markets and the local economies in various areas within California could adversely affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for commercial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 30% of our net operating income, including income from discontinued operations, for the three months ended March 31, 2005 was generated by our properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy. The market for commercial space in the San Francisco Bay Area is recovering from of one of the most severe downturns of the past several decades. This downturn was precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the 1998-2001 period, had been chiefly responsible for generating demand for, and increased prices of, local office properties. This downturn has harmed, and may continue to harm, our results of operations. In the event economic conditions in the San Francisco Bay Area fail to improve or worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the three months ended March 31, 2005, one of our tenants, representing less than 1% of our year-to-date base rent, had filed for bankruptcy. In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a few major tenants may harm us and our ability to pay dividends to our stockholders.

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

A significant portion of our leases is scheduled to expire in 2005. To supplement the losses in net operating income caused by the leasing turnover, we expanded our acquisitions program in 2003 and during the first ten months of 2004. Acquisitions totaled approximately $85.1 million in 2003 and $103.6 million in 2004. The goal of our acquisitions program was to purchase additional properties, the net operating income from which would supplement the declines in net operating income we have been experiencing and will experience from rental rate declines and from our high tenant turnover rate in 2004 and 2005. Due to the fact that we were unable to acquire sufficient properties that met our targets for return on investment at the end of 2004, we determined that we would focus instead on selling individual properties in the current seller-favorable market in order to supplement our net operating income with gains from sales. Following the conclusion of our review of strategic alternatives, and as part of repositioning ourselves as a multi-tenant REIT, we intend to continue to pursue acquisitions of additional properties as opportunities arise. We may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California, which represent approximately 47% of our portfolio’s annualized base rent as of March 31, 2005. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

To maintain REIT qualification, our charter provides that no holder is permitted to own more than 9.8% in value of our outstanding common and preferred stock, taken together, or more than 9.8% (in value or number) of our outstanding common stock. In addition, no holder is permitted to own any shares of any class of our stock if that ownership would cause more than 50% in value of our outstanding common and preferred stock, taken together, to be owned by five or fewer individuals, would result in our stock being beneficially owned by less than 100 persons or would otherwise result in our failure to qualify as a REIT. Acquisition or ownership of our common or preferred stock in violation of these restrictions results in automatic transfer of the stock to a trust for the benefit of a charitable beneficiary or, under specified circumstances, the violative transfer may be deemed void or we may choose to redeem the violative shares. Peter B. Bedford, our Chairman of the Board and Chief Executive Officer, is subject to higher ownership limitations than our other stockholders. Specifically, Mr. Bedford is not permitted to own more than 15% of the lesser of the number or value of the outstanding shares of our common stock.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective.  There are inherent limitations on the effectiveness of internal controls including collusion, management override, and breakdowns in human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

We rely on the services of our key personnel, and their expertise and knowledge of our business would be difficult to replace.

We are highly dependent on the efforts of our senior officers.  While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business.  On April 20, 2004, our board of directors announced that they had launched a search to replace Peter Bedford as our chief executive officer upon his retirement.  After conducting this search for several months and as a result of subsequent developments in the real estate market, in September 2004, the board of directors determined that it would be in the best interests of our stockholders to pursue various strategic alternatives, including a possible sale or merger of our company to a third party or selling certain of our assets. Based on this shift in strategy, the board requested, and Peter Bedford agreed, to defer his retirement and remain as our CEO while we evaluated and pursued these strategic alternatives. In connection with the board's conclusion of its review of strategic alternatives in February 2005, the board decided to discontinue its previously suspended search for a successor candidate to serve as CEO and Peter Bedford's term of employment as CEO was extended until December 31, 2007. In addition, James Moore, our President and former chief operating officer, has also announced his intention to retire in July 2005. As a result, we have restructured our organization and Stephen M. Silla assumed the position of chief operating officer, effective January 31, 2005. Changes in our senior management and any future departures of key employees or other members of senior management could have a material adverse effect on our ability to implement our business strategy and on our results of operations.

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

As of March 31, 2005, our $150 million credit facility was collateralized by mortgages on 20 properties that accounted for approximately 23% of our annualized base rent and approximately 21% of our total real estate assets. All of our mortgage loans were collateralized by 67 properties that accounted for approximately 73% of our annualized base rent and approximately 72% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability. In addition, upon the sale of any property subject to a mortgage loan or which forms part of the collateral for our credit facility, we would be required to apply the proceeds of any such sale first to pay off any mortgage loan on the property or (to the extent the total value of the collateral securing our credit facility after such sale is less than the total amount outstanding under the credit facility) to pay down our credit facility, as applicable.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of March 31, 2005, our $150 million credit facility had an outstanding balance of approximately $30.9 million, and we had other outstanding floating rate loans of $35.9 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations in recent years have benefited from low levels of interest rates. Should this trend in interest rates reverse itself, our operating results could be harmed.

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

We have significant debt service obligations. As of March 31, 2005, we had total liabilities of approximately $412.7 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $349.3 million. Payments to service our outstanding debt obligations during the three months ended March 31, 2005 totaled approximately $7.3 million. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors, or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT. We have entered into a swap agreement to hedge our exposure to the variable interest rate on a mortgage with a remaining principal balance of approximately $11.4 million as of March 31, 2005. Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed. However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future. If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

An increase in market interest rates could cause the respective prices of our common stock and preferred stock to decrease.

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of March 31, 2005, interest rates in the U.S. remained relatively low.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our existing debt instruments permit us to incur additional indebtedness and other liabilities, subject to the restrictions contained in those debt instruments. As of March 31, 2005, we had approximately $380.5 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

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

FINANCIAL PERFORMANCE

Our Funds from Operations (FFO) during the three months ended March 31, 2005 was $7,247,000. During the same period in 2004, FFO was $11,644,000. Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income available to common stockholders. The following table sets forth a reconciliation of the differences between our FFO and our net income available to common stockholders for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Funds From Operations (in thousands, except share amounts):
Net income available to common stockholders	$ 6,886	$ 4,736
Adjustments: Depreciation and amortization: Continuing operations Discontinued operations Gain on sale of operating properties	7,412 93 (7,144)	6,120 788 -
Funds From Operations	$ 7,247	$11,644
Weighted average number of common shares – diluted	15,900,293	16,273,156

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending March 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Variable rate debt	$ 1,242	$50,966	$ 738	$ 771	$ 807	$ 12,292	$ 66,816	$ 66,816
Weighted average interest rate	4.33%	4.16%	4.49%	4.49%	4.49%	4.49%	4.23%	4.23%
Fixed rate debt	$57,162	$42,759	$34,895	$15,128	$39,633	$124,093	$313,670	$305,222
Weighted average interest rate	5.56%	7.69%	7.08%	4.98%	7.07%	5.56%	6.19%	6.75%

As the table incorporates only those exposures that existed as of March 31, 2005, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 41 basis points, interest expense on our outstanding variable rate debt would increase by approximately $281,000 annually.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information with respect to shares of our common stock that we repurchased during the three months ended March 31, 2005.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (2)
January 1-31, 2005	28,182	$25.81	-	1,485,911
February 1-28, 2005	1,849	$23.28	-	1,484,062
March 1-31, 2005	43	$22.01	-	1,484,019
Total	30,074	$25.65	-	1,484,019

(1)

During the first quarter of 2005, we acquired 30,074 shares of our common stock from our employees to satisfy payroll tax obligations upon the vesting of restricted stock. These acquisitions were not made pursuant to our publicly announced share repurchase program.

(2)

On July 7, 1998, we announced that our board of directors had authorized management to repurchase up to 3 million shares of our common stock through open market transactions. The board of directors subsequently approved increases in the number of share repurchases to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002.  The share repurchase program does not have an expiration date. We did not repurchase any shares of our common stock pursuant to this program during the quarter ended March 31, 2005.

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

Dated:  May 10, 2005

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