Form 10-Q
period 2005-06-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2005-08-09
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

Outstanding as of   August 5 , 2005

Common Stock, $0.02 par value

16,248,057

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2005

and December 31, 2004

1

Consolidated Statements of Income for the three and six months ended

June 30, 2005 and 2004

2

Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2005

3

Consolidated Statements of Cash Flows for the six months ended

June 30, 2005 and 2004

4

Notes to Consolidated Financial Statements

5-19

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

20-46

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

47

Item 4.  Controls and Procedures

47

PART II.  OTHER INFORMATION

Items 1 - 6

48-50

SIGNATURES

51

EXHIBIT INDEX

52

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 1

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
Assets: Real estate investments:
Industrial buildings	$408,199	$417,613
Office buildings	345,541	332,695
Properties under development	19,701	29,716
Land held for development	12,666	13,529
	786,107	793,553
Less accumulated depreciation	94,117	85,436
	691,990	708,117
Operating properties held for sale, net	-	8,293
Total real estate investments	691,990	716,410
Cash and cash equivalents	2,508	24,218
Accounts receivable, net	464	679
Notes receivable, net	-	6,820
Other assets	42,848	45,356
Total assets	$737,810	$793,483
Liabilities and Stockholders' Equity:
Bank loan payable	$ 44,163	$ -
Mortgage loans payable	316,588	351,335
Accounts payable and accrued expenses	7,773	13,135
Dividends payable	10,311	63,898
Other liabilities	12,406	14,657
Total liabilities	391,241	443,025
Commitments and contingencies (Note 10)
Stockholders' equity: Preferred stock, $0.01 par value; authorized 6,795,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at June 30, 2005 and December 31, 2004; stated liquidation preference of $40,250	38,947	38,947
Series B 7.625% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 2,400,000 shares at June 30, 2005 and December 31, 2004; stated liquidation preference of $60,000	57,769	57,769
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,248,057 shares at June 30, 2005 and 16,325,584 shares at December 31, 2004	324	326
Additional paid-in capital	287,683	289,132
Deferred stock compensation	(11,361)	(10,114)
Accumulated dividends in excess of net income	(26,826)	(25,700)
Accumulated other comprehensive income	33	98
Total stockholders' equity	346,569	350,458
Total liabilities and stockholders' equity	$737,810	$793,483

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Six Months
	2005	2004	2005	2004
Rental income	$ 23,543	$ 23,276	$ 47,176	$ 46,023
Rental expenses:
Operating expenses	4,872	4,082	9,404	7,731
Real estate taxes	2,931	2,598	5,939	5,176
Depreciation and amortization	7,246	6,550	14,658	12,670
General and administrative expenses	2,052	1,583	4,113	3,088
Income from operations	6,442	8,463	13,062	17,358

Other income (expense)
Interest income	26	11	166	29
Interest expense	(5,274)	(4,701)	(10,621)	(9,785)

Income from continuing operations	1,194	3,773	2,607	7,602

Discontinued operations:
Income from discontinued operations	394	1,983	747	3,770
Gain on sale of operating properties	9,095	-	16,239	-

Income from discontinued operations	9,489	1,983	16,986	3,770

Net income	10,683	5,756	19,593	11,372
Preferred dividends – Series A	(881)	(881)	(1,761)	(1,761)
Preferred dividends – Series B	(1,143)	-	(2,287)	-

Net income available to common stockholders	$ 8,659	$ 4,875	$ 15,545	$ 9,611

Income per common share – basic:
(Loss) income from continuing operations	$ (0.05)	$ 0.18	$ (0.09)	$ 0.37
Income from discontinued operations	0.60	0.13	1.07	0.23
Net income available to common stockholders	$ 0.55	$ 0.31	$ 0.98	$ 0.60

Weighted average number of shares – basic	15,764,606	15,838,442	15,800,793	15,898,655

Income per common share – diluted:
(Loss) income from continuing operations	$ (0.05)	$ 0.18	$ (0.09)	$ 0.36
Income from discontinued operations	0.60	0.12	1.07	0.23
Net income available to common stockholders	$ 0.55	$ 0.30	$ 0.98	$ 0.59

Weighted average number of shares – diluted	15,795,296	16,059,299	15,858,864	16,181,870

Dividends declared per common share	$ 0.51	$ 0.51	$ 1.02	$ 1.02

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

(in thousands, except per share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2004	$38,947	$57,769	$326	$289,132	$(10,114)	$(25,700)	$98	$350,458
Issuance of preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock	-	-	-	363	-	-	-	363
Repurchase and retirement of common stock	-	-	(4)	(4,657)	-	-	-	(4,661)
Stock option expense	-	-	-	37	-	-	-	37
Issuance of restricted stock	-	-	3	3,759	(3,762)	-	-	-
Forfeiture of restricted stock	-	-	(1)	(722)	576	-	-	(147)
Remeasurement of restricted stock	-	-	-	(229)	229	-	-	-
Amortization of restricted stock	-	-	-	-	1,710	-	-	1,710
Dividends to common stockholders ($1.02 per share)	-	-	-	-	-	(16,671)	-	(16,671)
Dividends to Series A preferred stockholders ($2.1875 per share)	-	-	-	-	-	(1,761)	-	(1,761)
Dividends to Series B preferred stockholders ($0.95312 per share)	-	-	-	-	-	(2,287)	-	(2,287)
Subtotal	38,947	57,769	324	287,683	(11,361)	(46,419)	98	327,041
Net income	-	-	-	-	-	19,593	-	19,593
Other comprehensive loss	-	-	-	-	-	-	(65)	(65)
Comprehensive income	-	-	-	-	-	19,593	(65)	19,528
Balance, June 30, 2005	$38,947	$57,769	$324	$287,683	$(11,361)	$(26,826)	$33	$346,569

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

(in thousands)

	2005	2004

Operating Activities: Net income	$ 19,593	$ 11,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts for deferred loan costs and discontinued operations	15,604	15,246
Amortization of deferred compensation	1,563	1,355
Stock compensation expense	37	56
Uncollectible accounts expense	(79)	188
Gain on sales of operating properties	(16,239)	-
Change in receivables and other assets	4,987	(825)
Change in accounts payable and accrued expenses	(3,994)	(1,683)
Change in other liabilities	(2,251)	(41)
Net cash provided by operating activities	19,221	25,668
Investing Activities: Investments in real estate	(14,458)	(53,820)
Proceeds from sales of real estate investments, net	43,429	-
Net cash provided by (used in) investing activities	28,971	(53,820)
Financing Activities: Proceeds from bank loans payable	91,558	66,532
Repayments of bank loans payable	(47,395)	(66,678)
Repayments of mortgage loans payable	(34,747)	(3,500)
Payment of loan costs	(714)	(1,716)
Issuance of preferred stock, net of issuance costs	-	57,832
Issuance of common stock	363	2,609
Repurchase and retirement of common stock	(4,661)	(11,116)
Payment of dividends and distributions	(74,306)	(18,497)
Net cash (used in) provided by financing activities	(69,902)	25,466
Net decrease in cash and cash equivalents	(21,710)	(2,686)
Cash and cash equivalents at beginning of period	24,218	7,598
Cash and cash equivalents at end of period	$ 2,508	$ 4,912
Supplemental disclosure of cash flow information: Cash paid during the year for interest, net of amounts capitalized of $972 in 2005 and $678 in 2004	$ 11,264	$ 10,985
Cash paid during the year for income taxes	$ 30	$ 12
Non-cash investing and financing transactions: Assumption of debt	$ -	$ 3,070

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2005

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  As of June 30, 2005 and December 31, 2004, our allowance for doubtful accounts related to accounts receivable was approximately $56,000 and $20,000, respectively. As of December 31, 2004, our allowance for doubtful accounts related to a note receivable was approximately $127,000.  Accounts and notes receivable amounts are presented net of these allowances for doubtful accounts in the consolidated balance sheets.

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

In March 2005, the FASB issued SFAS Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect this interpretation to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which replaces Accounting Principles Board (APB) 20, “Accounting Changes” and FASB 3, “Reporting Accounting Changes in Interim Financial Statements.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including changes required by an accounting pronouncement.  It requires retrospective application of changes in accounting principles to prior period financial statements with the intent to improve the consistency of financial information between periods.  We do not expect this pronouncement to have a material impact on our financial position or results of operations.

Note 2 – Real Estate Investments

As of June 30, 2005, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	57	$408,199	52%
Office buildings	30	345,541	44%
Properties under development	3	19,701	2%
Land held for development	11	12,666	2%
Total	101	$786,107	100%

The following table sets forth our real estate investments at June 30, 2005 and December 31, 2004 (in thousands):

	Land	Building	Development In-Progress	Total Cost	Less Accumulated Depreciation	Net Total
Industrial buildings Northern California	$ 55,528	$121,960	$ -	$177,488	$24,723	$152,765
Arizona	28,945	92,159	-	121,104	16,653	104,451
Southern California	12,757	33,810	-	46,567	6,926	39,641
Northwest	9,418	27,034	-	36,452	5,433	31,019
Nevada	7,784	18,804	-	26,588	1,962	24,626
Total industrial buildings	114,432	293,767	-	408,199	55,697	352,502
Office buildings Northern California	6,073	25,945	-	32,018	5,895	26,123
Arizona	23,605	51,681	-	75,286	4,924	70,362
Southern California	6,074	28,620	-	34,694	2,325	32,369
Northwest	15,719	59,325	-	75,044	6,168	68,876
Colorado	13,706	101,166	-	114,872	16,633	98,239
Nevada	2,102	11,525	-	13,627	2,475	11,152
Total office buildings	67,279	278,262	-	345,541	38,420	307,121
Properties under development Northern California	-	-	1,810	1,810	-	1,810
Arizona	-	-	12,018	12,018	-	12,018
Northwest	-	-	5,873	5,873	-	5,873
Total properties under development	-	-	19,701	19,701	-	19,701
Land held for development Northern California	4,550	-	-	4,550	-	4,550
Arizona	637	-	-	637	-	637
Northwest	1,162	-	-	1,162	-	1,162
Colorado	3,950	-	-	3,950	-	3,950
Nevada	2,367	-	-	2,367	-	2,367
Total land held for development	12,666	-	-	12,666	-	12,666
Total as of June 30, 2005	$194,377	$572,029	$19,701	$786,107	$94,117	$691,990
Total as of December 31, 2004	$198,838	$574,516	$29,716	$803,070	$86,660	$716,410

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

Note 3. Debt

Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line of credit with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of June 30, 2005, the facility had a total outstanding balance of $44,163,000 and an effective interest rate of 4.64%, and was collateralized by our interests in 19 properties with a net book value of approximately $121,302,000. These properties collectively accounted for approximately 20% of our annualized base rent for 2005 and approximately 18% of our total real estate assets at June 30, 2005. As of December 31, 2004, the facility did not have an outstanding balance due to the pay down of the balance with sales proceeds from assets sold in December 2004. In the first six months of 2005, the net borrowing under the facility of $44,163,000 was used to partially fund the special common stock dividend paid on January 18, 2005 and to pay off a mortgage that matured on June 1, 2005. These borrowings were partially offset by payments with sales proceeds from the sale of six operating properties during the first six months of 2005.

The daily weighted average outstanding balance on the facility was $35,968,000 and $67,908,000 for the six months ended June 30, 2005 and 2004, respectively. The weighted average annual interest rates in each of these periods were 4.48% and 2.95%, respectively.

We were in compliance with the various covenants and requirements of our credit facility during the six months ended June 30, 2005 and during the year ended December 31, 2004.

Mortgage Loans Payable

Mortgage loans payable at June 30, 2005 consist of the following (in thousands):

				Collateral as of June 30, 2005
Lender	Maturity Date	Interest Rate at June 30, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
Security Life of Denver Insurance Company	Sept. 1, 2005(1)	3.00%(2)	$ 11,312	3	1.63%	2.33%
Nationwide Life Insurance	November 1, 2005(3)	4.61%	16,758	3	4.13%	3.90%
Prudential Insurance	July 31, 2006	8.90%	7,316	1	1.68%	1.73%
Prudential Insurance	July 31, 2006	6.91%	12,341	2	4.57%	3.28%
Union Bank	November 19, 2006	5.46%(4)	12,881	6	3.16%	2.82%
TIAA-CREF	December 1, 2006	7.95%	20,214	2	5.08%	4.77%
TIAA-CREF	June 1, 2007	7.17%	33,193	5	8.94%	7.61%
John Hancock	December 1, 2008	4.60%	11,800	5	2.41%	3.14%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,577	1	0.88%	0.81%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,418	*	*	*
TIAA-CREF	June 1, 2009	7.17%	38,770	7	7.01%	9.81%
John Hancock	December 1, 2010	4.95%	27,900	2(5)	6.15%	4.64%
Washington Mutual	August 1, 2011	4.49%(6)	15,821	5	0.23%	4.78%
Woodmen of the World	July 1, 2012	7.23%	6,963	1	1.38%	1.08%
TIAA-CREF	April 1, 2013	5.60%	47,063	5	9.10%	6.94%
Bank of America	November 1, 2013	5.45%	9,900	1	2.35%	2.16%
Bank of America	December 1, 2013	5.55%	11,400	4	3.24%	2.79%
JP Morgan	December 1, 2013	5.74%	24,543	1	6.91%	4.41%
Thrivent Financial	August 15, 2029	5.94%	5,418	1	-	1.53%
	Total		$316,588	55	68.85%	68.53%

+

Interest rates are fixed unless otherwise indicated by footnote.

(1)

At maturity, the loan balance is expected to be paid in full .

(2)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(3)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. We expect to pay the outstanding balance in full on November 1, 2005.

(4)

Floating rate based on LIBOR plus 1.60%. The current rate of 5.46% is fixed until June 16, 2006, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(5)

In addition, a letter of credit in the amount of $5,720,000 serves as security for this loan pending replacement of the Laguna Hills Square property sold in 2004, which previously served as collateral for this loan.

(6)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

The 55 operating properties that served as collateral for our mortgages had a net book value of approximately $477,406,000 as of June 30, 2005. We were in compliance with the covenants and requirements of our various mortgages during the six months ended June 30, 2005 and during the year ended December 31, 2004.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending June 30 (in thousands):

2006	$ 33,798
2007	87,038
2008	4,132
2009	52,830
2010	3,221
Thereafter	135,569
Total	$316,588

Note 4.  Stockholders' Equity

Series A Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a gross total of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears and are recorded when declared.  Quarterly dividends were declared and paid in the first two quarters of 2005 as follows:

Amount
1st Quarter	$ 880,000
2nd Quarter	881,000
Total	$1,761,000

The Series A preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

Series B Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for a gross total of $60,000,000. We pay cumulative dividends on the shares from the date of original issuance at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year.  Dividends on the shares are paid quarterly in arrears beginning on July 15, 2004 and are recorded when declared.  Quarterly dividends were declared and paid in the first two quarters of 2005 as follows:

Amount
1st Quarter	$1,144,000
2nd Quarter	1,143,000
Total	$2,287,000

The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

 11

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2005 through June 30, 2005:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Balance, December 31, 2004	16,325,584	805,000	2,400,000
Issuance of common stock	8,847	-	-
Repurchase and retirement of common stock	(208,437)	-	-
Issuance of restricted stock	150,725	-	-
Forfeiture of restricted stock	(28,662)	-	-
Balance, June 30, 2005	16,248,057	805,000	2,400,000

In July 1998, our board of directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. The share repurchase program does not require us to purchase a specified number of shares and it does not have an expiration date. For the six months ended June 30, 2005 and 2004, we repurchased 208,437 and 402,129 shares, respectively, for annual average prices of $22.36 and $27.64, respectively. During the first six months of 2005, we acquired 30,709 of these shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock.

Note 5.  Discontinued Operations

In December 2004, we sold four industrial properties in South San Francisco, California; one industrial property in Santa Rosa, California; one industrial property in Napa, California; two office properties in Seattle, Washington; one office property and a 4.3 acre parcel of land in San Diego, California; and an office building in Laguna Hills, California in seven sale transactions for net sale prices totaling $175,110,000, which resulted in an aggregate gain of $70,235,000. In January 2005, we sold an industrial property in San Diego, California for a sale price of $15,800,000, resulting in a gain of approximately $6,894,000. In addition, we recorded a gain of $250,000 from funds released from escrow in the first quarter of 2005 in connection with one of the properties we sold in December 2004. In June 2005, we sold three industrial properties and two office properties in San Diego, California in one transaction for a total sale price of $27,750,000, which resulted in an aggregate gain of $9,095,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental income	$633	$5,438	$1,399	$10,739
Rental expenses: Operating expenses	54	1,242	138	2,536
Real estate taxes	51	373	108	769
Depreciation and amortization	-	801	93	1,589
Interest expense	134	1,039	313	2,075

Income from discontinued operations	$394	$1,983	$ 747	$ 3,770

 12

Assets and liabilities related to properties held for sale as of June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30, 2005	December 31, 2004
Other assets	$ -	$358
Other liabilities	$ -	$ 71

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

	For the three months ended June 30, 2005 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 6,549	$ 7,102	$ 4,467	$ 2,677	$ 2,748	$ -	$ 23,543
Rental expenses:
Operating expenses and real estate taxes	1,988	2,244	1,098	828	1,645	-	7,803
Depreciation and amortization	1,705	2,036	1,555	795	1,155	-	7,246
General and administrative expenses	-	-	-	-	-	2,052	2,052

Income from operations	2,856	2,822	1,814	1,054	(52)	(2,052)	6,442

Other income (expense)
Interest income (1)	3	-	-	2	-	21	26
Interest expense	-	-	-	-	-	(5,274)	(5,274)

Income from continuing
operations	2,859	2,822	1,814	1,056	(52)	(7,305)	1,194

Discontinued operations:
Income from discontinued operations	-	-	394	-	-	-	394
Gain on sale of operating properties	-	-	9,095	-	-	-	9,095

Income from discontinued operations	-	-	9,489	-	-	-	9,489

Net income (loss)	$ 2,859	$ 2,822	$ 11,303	$ 1,056	$ (52)	$ (7,305)	$ 10,683

Real estate investments	$229,492	$209,047	$ 110,216	$118,530	$118,822	$ -	$ 786,107

Additions (dispositions) of Real estate investments	$ 801	$ 3,136	$ (19,186)	$ 1,614	$ 1,571	$ -	$ (12,064)

Total assets	$249,181	$169,391	$ 125,543	$111,834	$ 77,985	$ 3,876	$ 737,810

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the six months ended June 30, 2005 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 13,734	$ 13,679	$ 8,665	$ 5,362	$ 5,736	$ -	$ 47,176
Rental expenses:
Operating expenses and real estate taxes	3,872	4,423	2,183	1,691	3,174	-	15,343
Depreciation and amortization	3,460	4,218	3,082	1,622	2,276	-	14,658
General and administrative expenses	-	-	-	-	-	4,113	4,113

Income from operations	6,402	5,038	3,400	2,049	286	(4,113)	13,062

Other income (expense)
Interest income (1)	4	-	-	5	-	157	166
Interest expense	-	-	-	-	-	(10,621)	(10,621)

Income from continuing
operations	6,406	5,038	3,400	2,054	286	(14,577)	2,607

Discontinued operations:
Income from discontinued operations	-	-	747	-	-	-	747
Gain on sale of operating properties	-	-	15,989	250	-	-	16,239

Income from discontinued operations	-	-	16,736	250	-	-	16,986
Net income (loss)	$ 6,406	$ 5,038	$ 20,136	$ 2,304	$ 286	$ (14,577)	$ 19,593
Real estate investments	$229,492	$209,047	$ 110,216	$118,530	$118,822	$ -	$ 786,107
Additions (dispositions) of real estate investments	$ 1,260	$ 4,422	$ (27,777)	$ 2,786	$ 2,346	$ -	$ (16,963)
Total assets	$249,181	$169,391	$ 125,543	$111,834	$ 77,985	$ 3,876	$ 737,810

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the three months ended June 30, 2004 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 7,787	$ 5,524	$ 4,016	$ 2,315	$ 3,634	$ -	$ 23,276
Rental expenses:
Operating expenses and real estate taxes	1,911	1,629	900	668	1,572	-	6,680
Depreciation and amortization	1,745	1,494	1,447	768	1,096	-	6,550
General and administrative expenses	-	-	-	-	-	1,583	1,583

Income from operations	4,131	2,401	1,669	879	966	(1,583)	8,463

Other income (expense)
Interest income (1)	6	-	-	3	-	2	11
Interest expense	-	-	-	-	-	(4,701)	(4,701)

Income from continuing
operations	4,137	2,401	1,669	882	966	(6,282)	3,773

Discontinued operations:
Income from discontinued operations	590	73	828	492	-	-	1,983
Gain on sale of operating properties	-	-	-	-	-	-	-

Income from discontinued operations	590	73	828	492	-	-	1,983
Net income (loss)	$ 4,727	$ 2,474	$ 2,497	$ 1,374	$ 966	$ (6,282)	$ 5,756
Real estate investments	$259,506	$171,659	$ 158,596	$148,427	$115,652	$ -	$853,840
Additions of real estate investments	$ 1,631	$ 25,452	$ 3,803	$ 18,883	$ 358	$ -	$ 50,127
Total assets	$278,255	$153,890	$ 160,090	$132,247	$ 87,167	$ 4,166	$815,815

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the six months ended June 30, 2004 (in thousands)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 16,049	$ 10,288	$ 7,897	$ 4,659	$ 7,130	$ -	$ 46,023
Rental expenses:
Operating expenses and real estate taxes	3,771	3,048	1,766	1,328	2,994	-	12,907
Depreciation and amortization	3,507	2,726	2,842	1,404	2,191	-	12,670
General and administrative expenses	-	-	-	-	-	3,088	3,088
Income from operations	8,771	4,514	3,289	1,927	1,945	(3,088)	17,358

Other income (expense)
Interest income (1)	11	-	-	6	-	12	29
Interest expense	-	-	-	-	-	(9,785)	(9,785)
Income from continuing operations	8,782	4,514	3,289	1,933	1,945	(12,861)	7,602

Discontinued operations:
Income from discontinued operations	1,005	165	1,585	1,015	-	-	3,770
Gain on sale of operating properties	-	-	-	-	-	-	-

Income from discontinued operations	1,005	165	1,585	1,015	-	-	3,770
Net income (loss)	$ 9,787	$ 4,679	$ 4,874	$ 2,948	$ 1,945	$ (12,861)	$ 11,372
Real estate investments	$259,506	$171,659	$ 158,596	$148,427	$115,652	$ -	$853,840
Additions of real estate investments	$ 3,122	$ 25,690	$ 4,522	$ 15,808	$ 391	$ -	$ 49,533
Total assets	$278,255	$153,890	$ 160,090	$132,247	$ 87,167	$ 4,166	$815,815

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 7. Acquisitions and Pro Forma Financial Information

During 2004, we acquired six operating properties, one redevelopment project, one development project, and three parcels of land for contract prices totaling approximately $103,641,000. Pro forma amounts include estimates for rental income, rental expenses, and interest expense, and are presented as if these properties had been acquired at the beginning of 2004. The following table presents pro forma financial information for the three and six months ended June 30, 2004 (dollars in thousands, except share and per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Rental income	$24,588	$48,648
Income from continuing operations	3,567	7,198
Income from discontinued operations	1,983	3,770
Net income	5,550	10,968
Net income available to common stockholders	$ 4,374	$ 7,810

Income per common share – basic:
Income from continuing operations	$ 0.15	$ 0.25
Income from discontinued operations	0.13	0.24
Net income available to common stockholders	$ 0.28	$ 0.49
Weighted average number of common shares – basic	15,838,442	15,898,655

Income per common share – diluted: Income from continuing operations	$ 0.15	$ 0.25
Income from discontinued operations	0.12	0.23
Net income available to common stockholders	$ 0.27	$ 0.48
Weighted average number of common shares – diluted	16,059,299	16,181,870

During 2005, we acquired two parcels of land for contract prices totaling $953,500. Pro forma amounts have not been presented due to the insignificant impact of these transactions on our financial results.

Note 8. Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Income from continuing operations	$ 1,194	$ 3,773	$ 2,607	$ 7,602
Less: preferred dividends – Series A	(881)	(881)	(1,761)	(1,761)
Less: preferred dividends – Series B	(1,143)	-	(2,287)	-
Income available to common stockholders from continuing operations	(830)	2,892	(1,441)	5,841
Income from discontinued operations	9,489	1,983	16,986	3,770
Net income available to common stockholders	$ 8,659	$ 4,875	$ 15,545	$ 9,611
Weighted average number of shares - basic	15,764,606	15,838,442	15,800,793	15,898,655
Income per common share – basic:
(Loss) income from continuing operations	$ (0.05)	$ 0.18	$ (0.09)	$ 0.37
Income from discontinued operations	0.60	0.13	1.07	0.23
Net income available to common stockholders	$ 0.55	$ 0.31	$ 0.98	$ 0.60
Diluted:
Income from continuing operations	$ 1,194	$ 3,773	$ 2,607	$ 7,602
Less: preferred dividends – Series A	(881)	(881)	(1,761)	(1,761)
Less: preferred dividends – Series B	(1,143)	-	(2,287)	-
Income available to common stockholders from continuing operations	(830)	2,892	(1,441)	5,841
Income from discontinued operations	9,489	1,983	16,986	3,770
Net income available to common stockholders	$ 8,659	$ 4,875	$ 15,545	$ 9,611
Weighted average number of shares – basic	15,764,606	15,838,442	15,800,793	15,898,655
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	4,699	112,262	5,543	129,849
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	25,991	108,595	52,528	153,366

Weighted average number of common shares – diluted	15,795,296	16,059,299	15,858,864	16,181,870
Income per common share – diluted
(Loss) income from continuing operations	$ (0.05)	$ 0.18	$ (0.09)	$ 0.36
Income from discontinued operations	0.60	0.12	1.07	0.23
Net income available to common stockholders	$ 0.55	$ 0.30	$ 0.98	$ 0.59

Stock option grants and restricted stock awards with an exercise or issuance price on the date of grant that is above the average market price during the period are considered antidilutive and have been excluded from the weighted average share calculations. For the three and six months ended June 30, 2005, 507,200 and 424,037 of our stock options and restricted stock awards have been excluded from the “weighted average number of shares – diluted.” Stock options and restricted stock awards of 1,000 and 593 have been excluded from the “weighted average number of shares – diluted” for the three and six months ended June 30, 2004.

Note 9. Related Party Transactions

We have occasionally used the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the six months ended June 30, 2004, we paid Bartko, Zankel, Tarrant & Miller approximately $200 in legal fees.  During the six months ended June 30, 2005, no payments were made to the firm.

Note 10. Commitments and Contingencies

As of June 30, 2005, we had outstanding contractual construction commitments of approximately $9.0 million relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $11,246,000 as of June 30, 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bedford Property Investors, Inc. is a self-administered and self-managed equity real estate investment trust (REIT). We own, manage, acquire and develop multi-tenant industrial and suburban office properties proximate to metropolitan areas in the western United States. As of June 30, 2005, we owned 87 operating properties totaling approximately 7.2 million rentable square feet and 11 parcels of land totaling approximately 40 acres. In addition, we owned one office property and one industrial property that are currently under redevelopment, and one industrial property currently being developed on a parcel of land that we purchased in 1998. Of the 87 operating properties, 57 are industrial buildings and 30 are suburban offices. Our properties are located in California, Arizona, Washington, Colorado, Oregon, and Nevada.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and consolidated notes to financial statements included in this report, as well as our annual report on Form 10-K for the year ended December 31, 2004. When used in the following discussion, the words “believe,” “expect,” “intend,” “plan,” “anticipate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed, expected or implied by the forward-looking statements. These risks and uncertainties are described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2004, and are set forth in the section below entitled "Potential Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

OVERVIEW

Significant Events During the Quarter

On June 15, 2005, we acquired a 1.31-acre parcel of land in Phoenix, Arizona for approximately $587,000. The land, which is adjacent to one of our existing operating properties, will be used to accommodate the expanded parking requirements of one of our tenants.

On June 21, 2005, we sold two office properties and three industrial properties totaling 182,186 square feet in San Diego, California for $27,750,000. This sale generated a gain of approximately $9,095,000.

Market Conditions

The Northwest Region

We believe that the Puget Sound area of Washington is still experiencing the effects of significant job loss resulting from the technology and telecommunication industry slowdowns. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both in the direct leasing and sub-leasing markets, and weaker deal terms. However, in 2004, the employment trend turned positive with the Seattle area gaining more than 45,000 jobs. At June 30, 2005, our Northwest operating portfolio, which includes three Oregon properties, was 90% occupied with approximately 57,000 square feet vacant in four operating properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our approximately 334,000 square-foot five-building complex in Renton, Washington upon expiration of its lease. In March 2004, we transferred this property to our development portfolio and commenced a program to reposition the complex as a campus-style multi-tenant office park. In September 2004, we completed the first phase of this repositioning and began construction on the second phase, which is currently in progress.  As of June 30, 2005, we have signed five leases for an aggregate of 83,866 square feet.

 20

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area and include one property in Reno, Nevada. The Bay Area market has also been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we own 14 properties totaling 1,217,207 square feet as of June 30, 2005. In this sub-market, we believe that the job loss associated with the recent recession has been significant, resulting in increased vacancy and reduced rental rates. While the California employment situation has shown improvement in recent months, the oversupply of space and reduced rental rates continue to be a challenge.  In addition, we expect higher than usual lease expirations in the Silicon Valley to continue through 2005, which creates the potential for increasing vacancy in our portfolio. We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces. For example, we are making capital improvements to our vacant spaces to render them to near move-in condition for prospective tenants. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley. In the Sonoma County, Napa County, and Contra Costa County sub-markets, while demand has slowed during the past three years, vacancy rates have not climbed to the extent they have in Silicon Valley. Currently we are seeing an improvement in demand for space and a reduction in leasing concessions in our northern California markets, particularly in Contra Costa County and Napa County.

Another Bay Area sub-market that has demonstrated some weakness during the last few years is the South San Francisco industrial market. In December 2004, we sold four of our five properties in South San Francisco, leaving one 81% leased property remaining in this sub-market. As of June 30, 2005, this property was 81% leased.

The Southern California Region

In Southern California, we have properties in three relatively healthy sub-markets. These sub-markets are Orange County, San Diego, and the Inland Empire. We have two properties in Orange County and maintained them at, or close to, 100% occupancy during 2004 and in the first six months of 2005. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 96% leased as of June 30, 2005. We also have three recently developed properties in the Inland Empire: Jurupa Business Center Phase I, which was 100% leased as of June 30, 2005; Jurupa Business Center Phase II, which was 91% leased as of June 30, 2005; and Jurupa Business Center Phase IV, which was 100% leased as of June 30, 2005. In addition, the Jurupa Business Center Phase III became shell complete during the fourth quarter of 2004 and was 41% leased as of June 30, 2005. Finally, in San Diego, our properties were 100% leased during the year 2004 and in the first six months of 2005.  In June 2005, we sold five of our operating properties in San Diego, leaving one fully leased property in this sub-market as of June 30, 2005.

In Las Vegas, Nevada, we own two industrial properties totaling 224,543 square feet, which were 97% occupied as of June 30, 2005. In addition, we own 4 parcels of land totaling 5.74 acres, which are being held for future development. The Las Vegas market continues to be one of the strongest in the country with employment growth of 7. 8 % from May of 2004 to May of 2005.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, research and development, and industrial space that we have experienced in other regions. More recently, the Phoenix region has shown considerable improvement as evidenced by first quarter 2005 positive net absorption of approximately 400,000 and 800,000 square feet in the office and industrial markets, respectively, as well as strong leasing activity experienced in our portfolio. As of June 30, 2005, the approximately 2 million square feet of rentable space we own in this region was 95% leased, with approximately 107,000 square feet of vacant space in seven properties.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the effects of the significant job losses experienced in this region during the last several years, similar to other markets. Our ten-story office property at 4601 DTC Boulevard was 80% leased to a single tenant under a lease that expired on January 31, 2005, which the tenant opted not to renew. In preparation for this expected vacancy, we made significant capital improvements to the property and began actively marketing the space in 2004. With the addition of replacement leases signed this year, including a 31,366 square-foot lease with a national engineering firm, the property was 47% leased as of June 30, 2005. Additional 2005 capital improvements to this property include a new lobby and entry-way completed in June 2005 and a parking garage which is expected to be completed by early 2006. We expect these additions to enhance the competitive positioning of this property.

Future Trends and Events

Acquisitions and Dispositions

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

Development and Redevelopment

In response to market conditions, our development activities in 2003 and 2004 were primarily limited to our Jurupa Business Center project in Ontario, California. As of June 30, 2005, the 41,726 square-foot Phase I was 100% leased, and the 41,390 square-foot Phase II, which was shell complete in December 2002, was 91% leased. In October 2004, we completed construction on the final two phases. As of June 30, 2005, the 15,490 square-foot Phase III was 41% leased and the 24,805 square-foot Phase IV was 100% leased.  In total, the four phases of the Jurupa Business Center comprise 123,411 square feet and are 89% leased as of June 30, 2005.

In March 2004, we began the redevelopment of our approximately 334,000 square-foot five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction is being completed in phases, with the completion and leasing of the buildings occurring during the 48-month period. In September 2004, we completed the first phase of this repositioning and began construction on the second phase, which is currently in progress.  As of June 30, 2005, we have signed five leases for an aggregate of 83,866 square feet, bringing the project to 26% leased.

In April 2004, we purchased a 130,639 square-foot industrial building in Phoenix, Arizona with the intent to redevelop the property to accommodate the expansion requirements of one of our existing tenants in another property.  The redevelopment began in August 2004 and was completed in June 2005 at a redevelopment cost of approximately $8.3 million, of which approximately $3.3 million was funded by us and approximately $5 million was funded by the tenant.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsboro, Oregon.  The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building. The expected cost of development to bring this property to operating status is approximately $2.7 million over an 18-month period. This property was approximately 38% leased as of July 31, 2005.

In May 2005, we broke ground on the development of an 88,551 square-foot service/flex building on one of our land parcels in Napa, California.  The development project has been named The Vines and is expected to be shell complete in November 2005 with an estimated cost of approximately $9 million.

Capital Expenditures and Development Costs

We expect the higher than usual lease expirations in our portfolio that occurred during 2004 to continue throughout 2005. Prior to 2004, annual lease expirations in our portfolio ranged from approximately 12% to 15% of our annualized base rents. As of June 30, 2005, our expected remaining lease expirations for 2005 were 11% of annualized base rents. As a result, we have been incurring, and we expect to continue to incur, significant capital expenditures in 2005, including the costs of leasing commissions and tenant improvements related to renewing or replacing the expiring leases. In several instances, these lease expirations may occur in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, may require us to incur more capital expenditures than we have experienced historically to renew or re-lease these spaces.

We also expect to incur substantial costs during the remainder of the year as we continue our current development and redevelopment projects.  These projects include the final build-out and lease-up of our Jurupa Phases II and III in Ontario, California and SunTech III in Hillsboro, Oregon; the redevelopment of Time Square in Renton, Washington; and the development of The Vines in Napa, California. In addition, we are also in the process of building a new parking structure at our 4601 DTC Boulevard property in Denver Colorado.

While t he se expected expenditures will require that we manage our capital resources carefully , we believe that we will have sufficient funds to meet our capital needs .. We intend to closely monitor these activities and continually assess our actual expenditures against our planned expenditures. We plan to spend approximately $9 million in capital expenditures and $17 million in development and redevelopment costs during the remainder of the year 2005.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,694,344 shares of our common stock at an average cost of $19.31 per share, which represents 38% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock. During the six months ended June 30, 2005, we repurchased or acquired 208,437 shares of our common stock at an average price of $22.36. We acquired 30,709 of these shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock.

Occupancy and Rental Rates

As of June 30, 2005, our operating portfolio occupancy, which excludes properties in lease-up status, was 88%, a 1 percentage point decrease from the 89% occupancy as of March 31, 2005. Maintaining our occupancy rate has been our highest priority both during and following the recent economic downturn. In order to retain tenants in the current market, we have sometimes found it necessary to negotiate lower current rental rates in exchange for extended lease terms, which we refer to as “blend and extend” leases. While this has a negative impact on our current income from operations, we believe the negative impact of losing good credit tenants in the long-term would surpass the immediate incremental loss due to reduced rental rates. We intend to continue this strategy in order to maximize our occupancy rate when a tenant's credit and other factors merit consideration of a “blend and extend” lease. During the three months ended June 30, 2005, we renewed or re-leased 57 of 70 expiring leases or 82% of our expiring square footage and experienced a 16% decline in weighted average rental rates on these leases.

Leasing

Over the next three years, we will be facing significant lease rollovers. During the remainder of 2005, in 2006, and in 2007, leases representing 11%, 15%, and 16% of annualized base rent, respectively, will expire. As of June 30, 2005, the expirations as a percentage of annualized base rent by region are as follows:

	2005	2006	2007
Northern California	4%	5%	5%
Arizona	2%	4%	5%
Southern California	1%	3%	2%
Northwest	2%	1%	1%
Colorado	1%	1%	2%
Nevada	1%	1%	1%
Total	11%	15%	16%

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

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” using the modified prospective method as prescribed in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.” In December 2004, the F inancial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, which now requires public companies to adopt the fair value based method of accounting for stock-based employee compensation using the modified prospective basis for fiscal years beginning after June 15, 2005. Due to our voluntary adoption of the modified prospective basis of accounting for our stock-based employee compensation on January 1, 2003, we do not expect this pronouncement to result in changes to our accounting policy .. The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994. Management is required to make certain assumptions in calculating the amount of any stock-based compensation expense, including assumptions relating to the fair value of options.  In determining the fair value of options, we make assumptions about the future volatility of our stock, the expected term to exercise the options, the expected dividend yields, and the risk-free interest rate.  The underlying assumptions affect amounts reported in future periods.

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

The following table presents changes in our portfolio during the six months ended June 30, 2004 and during the period from July 1, 2004 through June 30, 2005:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2004	31	2,797,000	61	5,060,000	92	7,857,000
Activity from January 1, 2004 through June 30, 2004:
Acquisitions	2	175,000	2	194,000	4	369,000
Transfer to Redevelopment(1)	(1)	(334,000)	(1)	(131,000)	(2)	(465,000)
Total at June 30, 2004	32	2,638,000	62	5,123,000	94	7,761,000

Activity from July 1, 2004 through June 30, 2005:
Acquisitions(2)	1	196,000	3	245,000	4	441,000
Sales	(7)	(600,000)	(10)	(687,000)	(17)	(1,287,000)
Development(3)	-	-	2	40,000	2	40,000
Redevelopment(1)	4	267,000	-	-	4	267,000
Total at June 30, 2005	30	2,501,000	57	4,721,000	87	7,222,000

(1)

One 334,000 square-foot five-building office property was transferred from operating to development on March 1, 2004 as a redevelopment project.  Four of the buildings from the five-building property were transferred to operating as lease-up properties during the period from July 1, 2004 through June 30, 2005.  One industrial property was acquired on April 21, 2004 as a redevelopment project.

(2)

One property was acquired on September 27, 2004 as a development project and is currently under lease-up.

(3)

Properties are included in development based on the date of shell completion.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $2,021,000 or 24% in the three months ended June 30, 2005 compared to the same period in 2004. This decrease is attributable to an increase in rental income of $267,000, offset by an increase in rental expenses of $2,288,000.

The following table presents the change in income from operations for the three months ended June 30, 2005 compared with the same period in 2004, detailing amounts contributed by properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2004 to June 30, 2005 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized (1)	Total

Rental income	$1,720	$103	$168	$(1,724)	$ 267
Rental expenses: Operating expenses	(333)	(87)	(14)	(356)	(790)
Real estate taxes	(221)	(32)	(10)	(70)	(333)
Depreciation and amortization	(708)	(51)	(43)	106	(696)
General and administrative expenses	-	-	-	(469)	(469)

Income from operations	$ 458	$(67)	$101	$(2,513)	$(2,021)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes two properties with a shell completion date of October 18, 2004.

(1)

Stabilized properties includes properties that were fully operating during the period.

The increase in rental income of $267,000 is primarily attributable to operating property acquisitions of approximately $88,900,000 in 2004, offset by a decrease in rental income on stabilized properties. The decrease in rental income of $1,724,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

The increases in operating expenses of $790,000 or 19%, real estate taxes of $333,000 or 13%, and depreciation and amortization of $696,000 or 11% are primarily due to additional expenses incurred for properties acquired during 2004. The increase of $356,000 in operating expenses on the stabilized properties is primarily due to increased repairs and maintenance expense and utility expense.

General and administrative expenses increased $469,000 or 30% in the second quarter of 2005 compared to the same period in 2004, primarily as a result of an accrual of approximately $468,000 for employee bonuses for the first half of 2005.  In 2004, the company did not make a decision to pay employee bonuses until the fourth quarter and as a result they were accrued in the fourth quarter.

Interest Expense

Total interest expense decreased $332,000 or 6% to $5,408,000 in the second quarter of 2005 from $5,740,000 in the second quarter of 2004, primarily as a result of a lower weighted average outstanding balance on the line of credit as well as increased capitalized interest in 2005. Interest associated with continuing operations increased $573,000 or 12% in the second quarter of 2005 compared with 2004 primarily due to a lower interest allocation to discontinued operations of $134,000 in the second quarter of 2005 as compared to $1,039,000 in the second quarter of 2004 as presented in the table below (in thousands):

	2005	2004	Increase (decrease)
Interest included in continuing operations	$5,274	$4,701	$ 573
Interest included in discontinued operations	134	1,039	(905)

Total interest	$5,408	$5,740	$(332)

Discontinued Operations

In December 2004, we sold four industrial properties in South San Francisco, California; one industrial property in Santa Rosa, California; one industrial property in Napa, California; two office properties in Seattle, Washington; one office property and a 4.3 acre parcel of land in San Diego, California; and an office building in Laguna Hills, California for net sale prices totaling $175,110,000, which resulted in an aggregate gain of $70,235,000. In January 2005, we sold an industrial property in San Diego, California for a sale price of $15,800,000, resulting in a gain of approximately $6,894,000. In addition, we recorded a gain of $250,000 from funds released from escrow in the first quarter of 2005 in connection with one of the properties we sold in December 2004. In June 2005, we sold two office properties and three industrial properties in San Diego, California for $27,750,000, resulting in a gain of approximately $9,095,000. Net operating income relating to all of these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each of the second quarters of 2005 and 2004 were $0.51 per share. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each of the second quarters of 2005 and 2004. Quarterly dividends on our Series B preferred stock of $0.47656 per share were declared for the second quarter of 2005. The Series B preferred stock was issued in April 2004, and no dividends were declared until July 2004.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $4,296,000 or 25% in the six months ended June 30, 2005 compared to the same period in 2004. This decrease is attributable to an increase in rental income of $1,153,000, offset by an increase in rental expenses of $5,449,000.

The following table presents the change in income from operations for the six months ended June 30, 2005 compared with the same period in 2004, detailing amounts contributed by properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2004 to June 30, 2005 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized (1)	Total

Rental income	$4,548	$(515)	$302	$(3,182)	$ 1,153
Rental expenses: Operating expenses	(780)	(135)	(29)	(729)	(1,673)
Real estate taxes	(532)	(35)	(11)	(185)	(763)
Depreciation and amortization	(1,806)	15	(56)	(141)	(1,988)
General and administrative expenses	-	-	-	(1,025)	(1,025)
Income from operations	$1,430	$(670)	$206	$(5,262)	$(4,296)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes two properties with a shell completion date of October 18, 2004.

(1)

Stabilized properties includes properties that were fully operating during the period.

The increase in rental income of $1,153,000 is primarily attributable to operating property acquisitions of approximately $88,900,000 in 2004, offset by a decrease in rental income on stabilized properties. The decrease in rental income of $3,182,000 on the stabilized properties is generally attributable to decreased rental rates on new leases, renewed leases, and blend and extend leases, as well as decreased occupancy rates.

The increases in operating expenses of $1,673,000 or 22%, real estate taxes of $763,000 or 15%, and depreciation and amortization of $1,988,000 or 16% are primarily due to additional expenses incurred for properties acquired during 2004. The increase of $729,000 in operating expenses on the stabilized properties is primarily due to increased property management personnel costs and increased repairs and maintenance expenses.

General and administrative expenses increased $1,025,000 or 33% in the first six months of 2005 compared to the same period in 2004, primarily as a result of increased personnel costs of approximately $1,002,000 for salaries, restricted stock expense, bonus accruals, and employer 401(K) matching expense.

Interest Expense

Total interest expense decreased $926,000 or 8% to $10,934,000 in the first six months of 2005 from $11,860,000 in the first six months of 2004, primarily as a result of a lower weighted average outstanding balance on the line of credit as well as increased capitalized interest in 2005. Interest associated with continuing operations increased $836,000 or 9% in the first six months of 2005 compared with 2004 primarily due to a lower interest allocation to discontinued operations of $313,000 in the first six months of 2005 as compared to $2,075,000 in the first six months of 2004 as presented in the table below (in thousands):

	2005	2004	Increase (decrease)
Interest included in continuing operations	$10,621	$ 9,785	$ 836
Interest included in discontinued operations	313	2,075	(1,762)

Total interest	$10,934	$11,860	$ (926)

Discontinued Operations

In December 2004, we sold four industrial properties in South San Francisco, California; one industrial property in Santa Rosa, California; one industrial property in Napa, California; two office properties in Seattle, Washington; one office property and a 4.3 acre parcel of land in San Diego, California; and an office building in Laguna Hills, California for net sale prices totaling $175,110,000, which resulted in an aggregate gain of $70,235,000. In January 2005, we sold an industrial property in San Diego, California for a sale price of $15,800,000, resulting in a gain of approximately $6,894,000. In addition, we recorded a gain of $250,000 from funds released from escrow in the first quarter of 2005 in connection with one of the properties we sold in December 2004.  In June 2005, we sold two office properties and three industrial properties in San Diego, California for $27,750,000, resulting in a gain of approximately $9,095,000. Net operating income relating to all of these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each of the first and second quarters of 2005 and 2004 were $0.51 per share. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each of the first and second quarters of 2005 and 2004. Quarterly dividends on our Series B preferred stock of $0.47656 per share were declared for the first and second quarters of 2005. The Series B preferred stock was issued in April 2004, and no dividends were declared until July 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Net cash provided by operating activities decreased approximately $6,447,000 to $19,221,000 for the six months ended June 30, 2005 as compared to $25,668,000 for the same period in 2004. This decrease was primarily due to decreased rental receipts of approximately $9,236,000 resulting from the sale of 11 operating properties in December 2004 and six operating properties in the first six months of 2005, as well as decreased rental receipts of approximately $1,311,000 due to decreased occupancy and rental rates on existing properties.  The decrease in cash provided by operating activities is also due to increased payments of operating expenses of approximately $4,667,000 primarily due to timing of cash payments, the impact of the acquisition of six operating properties in 2004, and higher repairs and maintenance and utility costs.  We also incurred additional general and administrative costs of approximately $1,319,000, primarily due to employee bonuses for 2004 that were paid in January 2005. These decreases in cash provided by operating activities were partially offset by reduced payments of operating expenses of approximately $3,203,000 in the first six months of 2005 as compared to the same period in 2004 for the properties sold in 2004 and 2005, and cash received on notes receivable of approximately $6,840,000 in 2005.

Investing Activities

Net cash provided by investing activities increased approximately $82,791,000 to $28,971,000 for the six months ended June 30, 2005 as compared to cash used in investing activities of $53,820,000 for the same period in 2004. The increase in cash provided by investing activities was partly due to net proceeds from the sale of six operating properties in the first six months of 2005 of approximately $43,429,000. In addition, we acquired three operating properties, a redevelopment property, and three land parcels in the first six months of 2004 for approximately $46,641,000 compared to the acquisition of two land parcels in the first six months of 2005 for approximately $973,000, resulting in decreased spending for real estate investments in 2005 compared to the same period in 2004.

Financing Activities

Net cash used in financing activities increased approximately $95,368,000 to $69,902,000 for the six months ended June 30, 2005 as compared to cash provided by financing activities of $25,466,000 for the same period in 2004. The increase in cash used in financing activities was partly due to increased dividend payments in the first six months of 2005 for the special dividend of approximately $53,548,000 paid in January 2005 resulting from 2004 gains on sales and dividends on the Series B preferred stock , as well as the payment of a mortgage of approximately $24,454,000 that matured in 2005 . In addition, cash provided by financing activities in the first six months of 2004 included funding from the Series B preferred stock offering of approximately $57,832,000.  These increases in cash used in the first six months of 2005 as compared to 2004 were partially offset by cash provided by increased net borrowings of approximately $44,309,000 on our credit facility in 2005 to fund the special dividend and the paydown of the mortgage maturity.

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

 33

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had an outstanding balance of $44,163,000 and letters of credit issued and undrawn of approximately $11,246,000 at June 30, 2005, leaving approximately $144,591,000 of available borrowing capacity. We anticipate utilizing this available borrowing capacity and/or sale proceeds from real estate assets to fund our investing activities in 2005, including estimated remaining development and redevelopment costs of approximately $17 million and estimated remaining capital expenditures of approximately $9 million.

As of June 30, 2005, we had approximately $2,508,000 in cash and cash equivalents, including approximately $22,000 of restricted cash.  Restricted cash represents security deposits held in interest bearing cash deposit accounts in accordance with tenant leases. Unrestricted cash includes approximately $994,000 held in an investment account investing in money market instruments backed by U.S. government short-term securities. The balance of the unrestricted cash is in a demand deposit account which is used to fund our disbursements.

We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 87% of our real estate investments served as collateral for our existing mortgage indebtedness and available borrowing under our credit facility as of June 30, 2005. Our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of June 30, 2005, the facility had an outstanding balance of $44,163,000 and an effective interest rate of 4.64%.

On June 1, 2005, we paid off a 7.17% fixed rate mortgage that had matured for approximately $24,454,000 with sale proceeds and funding from our credit facility.  On June 21, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,930,000 with proceeds from the sale of operating properties.

Mortgage loans payable at June 30, 2005 consist of the following (in thousands):

				Collateral as of June 30, 2005
Lender	Maturity Date	Interest Rate at June 30, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
Security Life of Denver Insurance Company	Sept. 1, 2005(1)	3.00%(2)	$ 11,312	3	1.63%	2.33%
Nationwide Life Insurance	November 1, 2005(3)	4.61%	16,758	3	4.13%	3.90%
Prudential Insurance	July 31, 2006	8.90%	7,316	1	1.68%	1.73%
Prudential Insurance	July 31, 2006	6.91%	12,341	2	4.57%	3.28%
Union Bank	November 19, 2006	5.46%(4)	12,881	6	3.16%	2.82%
TIAA-CREF	December 1, 2006	7.95%	20,214	2	5.08%	4.77%
TIAA-CREF	June 1, 2007	7.17%	33,193	5	8.94%	7.61%
John Hancock	December 1, 2008	4.60%	11,800	5	2.41%	3.14%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,577	1	0.88%	0.81%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,418	*	*	*
TIAA-CREF	June 1, 2009	7.17%	38,770	7	7.01%	9.81%
John Hancock	December 1, 2010	4.95%	27,900	2(5)	6.15%	4.64%
Washington Mutual	August 1, 2011	4.49%(6)	15,821	5	0.23%	4.78%
Woodmen of the World	July 1, 2012	7.23%	6,963	1	1.38%	1.08%
TIAA-CREF	April 1, 2013	5.60%	47,063	5	9.10%	6.94%
Bank of America	November 1, 2013	5.45%	9,900	1	2.35%	2.16%
Bank of America	December 1, 2013	5.55%	11,400	4	3.24%	2.79%
JP Morgan	December 1, 2013	5.74%	24,543	1	6.91%	4.41%
Thrivent Financial	August 15, 2029	5.94%	5,418	1	-	1.53%
	Total		$316,588	55	68.85%	68.53%

+

Interest rates are fixed unless otherwise indicated by footnote.

(1)

At maturity, the loan balance is expected to be paid in full .

(2)

Floating rate based on 30-day LIBOR plus 1.40% (adjusted monthly). Effective July 3, 2003, the floating 30-day LIBOR rate was swapped to a fixed rate of 1.595% for an all-in rate of 2.995% until maturity.

(3)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. We expect to pay the outstanding balance in full on November 1, 2005 .

(4)

Floating rate based on LIBOR plus 1.60%. The current rate of 5.46% is fixed until June 16, 2006, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(5)

In addition, a letter of credit in the amount of $5,720,000 serves as security for this loan pending replacement of the Laguna Hills Square property sold in 2004, which previously served as collateral for this loan.

(6)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

The 55 operating properties that served as collateral for our mortgages had a net book value of approximately $477,406,000 as of June 30, 2005. We were in compliance with the covenants and requirements of our various mortgage loans payable during the six months ended June 30, 2005 and during the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at June 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$ 44,163	$ -	$ -	$ 44,163
Mortgage loans payable	33,798	91,170	56,051	135,569	316,588
Interest obligations on bank loan and mortgage loans	20,252	27,625	18,180	20,264	86,321
Construction contract commitments	8,963	-	-	-	8,963
Stand-by letters of credit	11,246	-	-	-	11,246
Total	$ 74,259	$162,958	$ 74,231	$155,833	$467,281

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the six months ended June 30, 2004, we paid Bartko, Zankel, Tarrant & Miller approximately $200 in legal fees.  During the six months ended June 30, 2005, no payments were made to the firm.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of June 30, 2005, we had outstanding undrawn letters of credit against our credit facility of approximately $11,246,000. The letters of credit were required by our various lenders as substitution for insurance and real estate impound accounts, as temporary substitution of collateral for a sold property, and as security for seismic upgrade obligations on collateral properties.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

We could experience a reduction in rental income if we are unable to renew or re-lease space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of June 30, 2005, leases representing 11%, 15%, 16%, and 26% of our total annualized base rent were scheduled to expire during the remainder of 2005, and in 2006, 2007, and 2008, respectively. If the rental rates upon re-leasing or renewal of leases are significantly lower than current rates, or if we are unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-leasing our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-leasing of space. Similarly, our rental income has in the past and could in the future be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-lease space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 40% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of June 30, 2005, our 25 largest tenants accounted for approximately 40% of our total annualized base rent. In the event that one or more of our larger tenants were to vacate or not renew their lease with us, the re-leasing of the square footage previously leased by these tenants may require considerable capital expenditures and an indeterminate period of time. Losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of June 30, 2005, approximately 43% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, a downturn in the performance of the commercial real estate markets and the local economies in various areas within California could adversely affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for commercial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 29% of our net operating income, including income from discontinued operations, for the six months ended June 30, 2005 was generated by our properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy. The market for commercial space in the San Francisco Bay Area is recovering from of one of the most severe downturns of the past several decades. This downturn was precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the 1998-2001 period, had been chiefly responsible for generating demand for, and increased prices of, local office properties. This downturn has harmed, and may continue to harm, our results of operations. In the event economic conditions in the San Francisco Bay Area fail to improve or worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

Our commercial tenants may, from time to time, experience downturns in their business operations and finances due to adverse economic conditions or other reasons, which may result in their failure to make rental payments to us on a timely basis or at all. Missed rental payments, in the aggregate, could impair our cash flows and, as a result, our ability to make distributions to our stockholders.

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the six months ended June 30, 2005, one of our tenants, representing less than 1% of our year-to-date base rent, had filed for bankruptcy. In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a few major tenants may harm us and our ability to pay dividends to our stockholders.

Our dependence on smaller businesses to rent office space could negatively affect our cash flow.

Many of the tenants in our properties operate smaller businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure and are generally more susceptible to financial risks than large, well-capitalized enterprises. Dependence on these companies could create a higher risk of tenant defaults, turnover, and bankruptcies, all of which could harm our business as well as our ability to pay dividends.

The acquisition and development of real estate is subject to numerous risks, and the cost of bringing any acquired property up to the standards of its intended market position could exceed our estimates.

To supplement the reduction in net operating income caused by the higher than usual leasing turnover we have been experiencing, we expanded our acquisitions program in 2003 and during the first ten months of 2004. Acquisitions totaled approximately $85.1 million in 2003 and $103.6 million in 2004. The goal of our acquisitions program was to purchase additional properties, the net operating income from which would supplement the declines in net operating income we have been experiencing and will experience from rental rate declines and from our high lease expiration rates in 2004 and 2005. Due to the fact that we were unable to acquire sufficient properties that met our targets for return on investment at the end of 2004, we determined that we would focus instead on selling individual properties in the current seller-favorable market in order to supplement our net operating income with gains from sales. However, as part of our continuing strategy of repositioning ourselves as a multi-tenant REIT, we intend to continue to pursue acquisitions of additional properties that meet our acquisition criteria as opportunities arise. We may acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California, which represent approximately 43% of our portfolio’s annualized base rent as of June 30, 2005. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

We are highly dependent on the efforts of our senior officers.  While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business.  Pursuant to the terms of his employment agreement with us, our founder Peter Bedford's term of employment as our chief executive officer is expected to continue until at least December 31, 2007. James Moore, our former President and chief operating officer, retired as of June 30, 2005. Upon Mr. Moore’s announcement of his planned retirement in 2004, we restructured our organization and Stephen M. Silla assumed the position of chief operating officer, effective January 31, 2005. Further changes in our senior management and any future departures of key employees or other members of senior management could have a material adverse effect on our ability to implement our business strategy and on our results of operations.

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

Our $150 million credit agreement and our mortgage loans are collateralized by approximately 87% of our total real estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of June 30, 2005, our $150 million credit facility was collateralized by mortgages on 19 properties that accounted for approximately 20% of our annualized base rent and approximately 18% of our total real estate assets. All of our mortgage loans were collateralized by 55 properties that accounted for approximately 69% of our annualized base rent and approximately 69% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability. In addition, upon the sale of any property subject to a mortgage loan or which forms part of the collateral for our credit facility, we would be required to apply the proceeds of any such sale first to pay off any mortgage loan on the property or (to the extent the total value of the collateral securing our credit facility after such sale is less than the total amount outstanding under the credit facility) to pay down our credit facility, as applicable.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of June 30, 2005, our $150 million credit facility had an outstanding balance of approximately $44.2 million, and we had other outstanding floating rate loans of $28.7 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations in recent years have benefited from low levels of interest rates. Should this trend in interest rates reverse itself, our operating results could be harmed.

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

We have significant debt service obligations. As of June 30, 2005, we had total liabilities of approximately $391.2 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $346.6 million. Payments to service our outstanding debt obligations during the six months ended June 30, 2005 totaled approximately $15.6 million. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

We have not used derivatives extensively to mitigate our interest rate risks.

Historically, we have not used interest rate swaps, caps and floors, or other derivative transactions extensively to help us mitigate our interest rate risks because we have determined that the cost of these transactions outweighed their potential benefits and could have, in some cases, jeopardized our status as a REIT. However, we have entered into a swap agreement to hedge our exposure to the variable interest rate on a mortgage with a remaining principal balance of approximately $11.3 million as of June 30, 2005. Even if we were to use derivative transactions more extensively, we would not be fully insulated from the prepayment and interest rate risks to which we are exposed. However, we do not have any policy that prohibits us from using derivative transactions or other hedging strategies more extensively in the future. If we do engage in additional derivative transactions in the future, we cannot assure you that a liquid secondary market will exist for any instruments purchased or sold in those transactions, and we may be required to maintain a position until exercise or expiration, which could result in losses.

An increase in market interest rates could cause the respective prices of our common stock and preferred stock to decrease.

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of June 30, 2005, interest rates in the U.S. remained relatively low.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our existing debt instruments permit us to incur additional indebtedness and other liabilities, subject to the restrictions contained in those debt instruments. As of June 30, 2005, we had approximately $360.8 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

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

FINANCIAL PERFORMANCE

Our Funds From Operations (FFO) during the three and six months ended June 30, 2005 was $6,810,000 and $14,057,000, respectively. During the same periods in 2004, FFO was $12,226,000 and $23,870,000, respectively. Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income available to common stockholders. The following table sets forth a reconciliation of the differences between our FFO and our net income available to common stockholders for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Funds From Operations (in thousands, except share amounts):
Net income available to common stockholders	$ 8,659	$ 4,875	$ 15,545	$ 9,611
Adjustments: Depreciation and amortization:
Continuing operations	7,246	6,550	14,658	12,670
Discontinued operations	-	801	93	1,589
Gain on sale of operating properties	(9,095)	-	(16,239)	-
Funds From Operations	$ 6,810	$ 12,226	$ 14,057	$ 23,870
Weighted average number of common shares – diluted	15,795,296	16,059,299	15,858,864	16,181,870

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

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending June 30,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Variable rate debt	$ 1,246	$57,193	$ 746	$ 780	$ 815	$ 12,084	$ 72,864	$ 72,864
Weighted average interest rate	4.93%	4.81%	4.49%	4.49%	4.49%	4.49%	4.75%	4.75%
Fixed rate debt	$32,553	$74,008	$3,386	$52,051	$2,405	$123,484	$287,887	$284,903
Weighted average interest rate	4.36%	7.47%	6.17%	6.53%	5.63%	5.56%	6.10%	6.25%

As the table incorporates only those exposures that existed as of June 30, 2005, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 41 basis points, interest expense on our outstanding variable rate debt would increase by approximately $346,000 annually.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information with respect to shares of our common stock that we repurchased during the three months ended June 30, 2005.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (2)
April 1-30, 2005	-	-	-	1,484,019
May 1-31, 2005	178,363	$21.81	177,728	1,305,656
June 1-30, 2005	-	-	-	1,305,656
Total	178,363	$21.81	177,728	1,305,656

(1)

During the second quarter of 2005, we acquired 635 shares of our common stock from our employees to satisfy payroll tax obligations upon the vesting of restricted stock. These acquisitions were not made pursuant to our publicly announced share repurchase program.

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

We held our annual stockholders' meeting on May 11, 2005 to consider the following proposals:

1.

To elect five directors by the holders of our common stock for the ensuing year.

2.

To ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as our independent public accountants for the year ending December 31, 2005.

Both proposals were approved.  With respect to the first proposal, the stockholders elected each of the following five nominees to serve as a member of our Board of Directors until the next annual meeting of stockholders or until their earlier retirement, resignation or removal.  Votes for the directors were cast as follows:

Director	For	Withheld

Peter B. Bedford	14,835,038	273,165

Peter Linneman	15,029,698	78,505

Bowen H. McCoy	15,028,853	79,350

Thomas H. Nolan, Jr.	14,617,281	490,922

Martin I. Zankel	14,474,705	633,498

Following are the results of the voting for proposal 2:

		For	Against	Abstain	No Vote
2.	To ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as our independent public accountants for the year ending December 31, 2005 .	14,624,869	462,040	21,294	-

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

Dated:  August 9, 2005

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