Form 10-Q
period 2005-09-30
BEDFORD PROPERTY INVESTORS INC/MD
filed 2005-11-09
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Yes  X   No___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class

Outstanding as of November 4, 2005

Common Stock, $0.02 par value

16,000,396

BEDFORD PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Page

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2005

and December 31, 2004

1

Consolidated Statements of Income for the three and nine months ended

September 30, 2005 and 2004

2

Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2005

3

Consolidated Statements of Cash Flows for the nine months ended

September 30, 2005 and 2004

4

Notes to Consolidated Financial Statements

5-19

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

20-46

Item 3.  Quantitative and Qualitative Disclosures

about Market Risk

47

Item 4.  Controls and Procedures

47

PART II.  OTHER INFORMATION

Items 1 - 6

48-49

SIGNATURES

50

EXHIBIT INDEX

51

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
Assets: Real estate investments:
Industrial buildings	$397,166	$417,613
Office buildings	343,585	332,695
Properties under development	4,201	29,716
Land held for development	12,683	13,529
	757,635	793,553
Less accumulated depreciation	93,716	85,436
	663,919	708,117
Operating properties held for sale, net	26,597	8,293
Total real estate investments	690,516	716,410
Cash and cash equivalents	979	24,218
Accounts receivable, net	662	679
Notes receivable, net	-	6,820
Other assets	42,847	45,356
Total assets	$735,004	$793,483
Liabilities and Stockholders' Equity:
Bank loan payable	$ 59,351	$ -
Mortgage loans payable	306,264	351,335
Accounts payable and accrued expenses	11,218	13,135
Dividends payable	10,200	63,898
Other liabilities	11,900	14,657
Total liabilities	398,933	443,025
Commitments and contingencies (Note 10)
Stockholders' equity: Preferred stock, $0.01 par value; authorized 6,795,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at September 30, 2005 and December 31, 2004; stated liquidation preference of $40,250	38,947	38,947
Series B 7.625% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 2,400,000 shares at September 30, 2005 and December 31, 2004; stated liquidation preference of $60,000	57,769	57,769
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,031,240 shares at September 30, 2005 and 16,325,584 shares at December 31, 2004	320	326
Additional paid-in capital	282,724	289,132
Deferred stock compensation	(10,449)	(10,114)
Accumulated dividends in excess of net income	(33,240)	(25,700)
Accumulated other comprehensive income	-	98
Total stockholders' equity	336,071	350,458
Total liabilities and stockholders' equity	$735,004	$793,483

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months		Nine Months
	2005	2004	2005	2004
Rental income	$ 22,126	$ 22,308	$ 67,181	$ 65,732
Rental expenses:
Operating expenses	4,929	4,008	13,937	11,414
Real estate taxes	2,352	2,288	7,897	7,079
Depreciation and amortization	7,217	6,651	21,451	18,842
General and administrative expenses	1,677	1,655	5,790	4,743
Income from operations	5,951	7,706	18,106	23,654

Other income (expense)
Interest income	7	9	173	38
Interest expense	(5,123)	(4,578)	(15,200)	(13,922)

Income from continuing operations	835	3,137	3,079	9,770

Discontinued operations:
Income from discontinued operations	207	2,378	1,317	7,117
Gain on sale of operating properties	2,744	-	18,983	-

Income from discontinued operations	2,951	2,378	20,300	7,117

Net income	3,786	5,515	23,379	16,887
Preferred dividends – Series A	(880)	(880)	(2,641)	(2,641)
Preferred dividends – Series B	(1,144)	(1,258)	(3,431)	(1,258)

Net income available to common stockholders	$ 1,762	$ 3,377	$ 17,307	$ 12,988

Income per common share – basic:
(Loss) income from continuing operations	$ (0.08)	$ 0.06	$ (0.19)	$ 0.37
Income from discontinued operations	0.19	0.15	1.29	0.45
Net income available to common stockholders	$ 0.11	$ 0.21	$ 1.10	$ 0.82

Weighted average number of shares – basic	15,580,684	15,743,554	15,726,617	15,846,577

Income per common share – diluted:
(Loss) income from continuing operations	$ (0.08)	$ 0.06	$ (0.19)	$ 0.37
Income from discontinued operations	0.19	0.15	1.29	0.44
Net income available to common stockholders	$ 0.11	$ 0.21	$ 1.10	$ 0.81

Weighted average number of shares – diluted	15,624,212	15,977,814	15,788,251	16,124,418

Dividends declared per common share	$ 0.51	$ 0.51	$ 1.53	$ 1.53

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(in thousands, except per share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2004	$38,947	$57,769	$326	$289,132	$(10,114)	$(25,700)	$98	$350,458
Issuance of preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock	-	-	1	710	-	-	-	711
Repurchase and retirement of common stock	-	-	(9)	(9,830)	-	-	-	(9,839)
Stock option expense	-	-	-	51	-	-	-	51
Issuance of restricted stock	-	-	3	3,759	(3,762)	-	-	-
Forfeiture of restricted stock	-	-	(1)	(722)	576	-	-	(147)
Remeasurement of restricted stock	-	-	-	(376)	376	-	-	-
Amortization of restricted stock	-	-	-	-	2,475	-	-	2,475
Dividends to common stockholders ($1.53 per share)	-	-	-	-	-	(24,847)	-	(24,847)
Dividends to Series A preferred stockholders ($3.28125 per share)	-	-	-	-	-	(2,641)	-	(2,641)
Dividends to Series B preferred stockholders ($1.42968 per share)	-	-	-	-	-	(3,431)	-	(3,431)
Subtotal	38,947	57,769	320	282,724	(10,449)	(56,619)	98	312,790
Net income	-	-	-	-	-	23,379	-	23,379
Other comprehensive loss	-	-	-	-	-	-	(98)	(98)
Comprehensive income	-	-	-	-	-	23,379	(98)	23,281
Balance, September 30, 2005	$38,947	$57,769	$320	$282,724	$(10,449)	$(33,240)	$ -	$336,071

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(in thousands)

	2005	2004

Operating Activities: Net income	$ 23,379	$ 16,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts for deferred loan costs and discontinued operations	23,537	23,310
Amortization of deferred compensation	2,328	2,004
Stock compensation expense	51	78
Uncollectible accounts expense	(82)	306
Gain on sales of operating properties	(18,983)	-
Change in receivables and other assets	2,699	(1,976)
Change in accounts payable and accrued expenses	(1,149)	1,364
Change in other liabilities	(2,697)	(128)
Net cash provided by operating activities	29,083	41,845
Investing Activities: Investments in real estate	(23,877)	(2,717)
Acquisitions of real estate	(973)	(91,722)
Proceeds from sales of real estate investments, net	52,880	-
Net cash provided by (used in) investing activities	28,030	(94,439)
Financing Activities: Proceeds from bank loans payable	118,699	109,981
Repayments of bank loans payable	(59,348)	(69,727)
Proceeds from mortgage loans payable	2,500	-
Repayments of mortgage loans payable	(47,571)	(5,297)
Payment of loan costs	(887)	(1,879)
Issuance of preferred stock, net of issuance costs	-	57,780
Issuance of common stock	711	4,472
Repurchase and retirement of common stock	(9,839)	(12,691)
Payment of dividends and distributions	(84,617)	(28,895)
Net cash (used in) provided by financing activities	(80,352)	53,744
Net (decrease) increase in cash and cash equivalents	(23,239)	1,150
Cash and cash equivalents at beginning of period	24,218	7,598
Cash and cash equivalents at end of period	$ 979	$ 8,748
Supplemental disclosure of cash flow information: Cash paid during the year for interest, net of amounts capitalized of $1,536 in 2005 and $1,280 in 2004	$ 16,778	$ 16,183
Cash paid during the year for income taxes	$ 30	$ 12
Non-cash investing and financing transactions: Assumption of debt	$ -	$ 12,601

See accompanying notes to consolidated financial statements.

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2005

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  As of September 30, 2005 and December 31, 2004, our allowance for doubtful accounts related to accounts receivable was approximately $33,000 and $20,000, respectively. As of December 31, 2004, our allowance for doubtful accounts related to a note receivable was approximately $127,000. As of December 31, 2004, we had a notes receivable balance of $6,947,000, less an allowance for doubtful accounts of $127,000, for a net balance of $6,820,000. As of September 30, 2005 we collected approximately $6,840,000 of the notes receivable balance and $107,000 was written off to bad debt.

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

Note 2 – Real Estate Investments

As of September 30, 2005, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total
Industrial buildings	52	$397,166	50%
Office buildings	29	343,585	43%
Properties under development	1	4,201	1%
Land held for development	11	12,683	2%

	93	757,635	96%
Operating properties held for sale*	7	31,457	4%
Total	100	$789,092	100%

* Gross cost for operating properties held for sale is shown net of accumulated depreciation of $4,860,000 on the

Consolidated Balance Sheet at September 30, 2005.

The following table sets forth our real estate investments at September 30, 2005 and December 31, 2004 (in thousands):

	Land	Building	Development In-Progress	Total Cost	Less Accumulated Depreciation	Net Total
Industrial buildings Northern California	$ 53,971	$116,109	$ -	$170,080	$24,454	$145,626
Arizona	26,791	90,256	-	117,047	14,903	102,144
Southern California	12,757	33,937	-	46,694	7,319	39,375
Northwest	9,418	27,248	-	36,666	5,803	30,863
Nevada	7,784	18,895	-	26,679	2,250	24,429
Total industrial buildings	110,721	286,445	-	397,166	54,729	342,437
Office buildings Northern California	6,073	26,009	-	32,082	6,182	25,900
Arizona	21,075	40,347	-	61,422	3,389	58,033
Southern California	6,074	28,620	-	34,694	2,674	32,020
Northwest	17,509	67,391	-	84,900	6,481	78,419
Colorado	13,706	103,063	-	116,769	17,686	99,083
Nevada	2,102	11,616	-	13,718	2,575	11,143
Total office buildings	66,539	277,046	-	343,585	38,987	304,598
Properties under development Northern California	-	-	4,201	4,201	-	4,201
Land held for development Northern California	4,557	-	-	4,557	-	4,557
Arizona	637	-	-	637	-	637
Northwest	1,163	-	-	1,163	-	1,163
Colorado	3,950	-	-	3,950	-	3,950
Nevada	2,376	-	-	2,376	-	2,376
Total land held for development	12,683	-	-	12,683	-	12,683
Operating properties held for sale
Arizona	7,507	23,950	-	31,457	4,860	26,597
Total as of September 30, 2005	$197,450	$587,441	$ 4,201	$789,092	$98,576	$690,516
Total as of December 31, 2004	$198,838	$574,516	$29,716	$803,070	$86,660	$716,410

Our personnel directly manage all but seven of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Renton, Washington. We have retained outside managers to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada; Russell Commerce Center in Las Vegas, Nevada; Northport Business Center in North Las Vegas, Nevada; and SunTech Corporate Park 1, SunTech Corporate Park 2, Sun Tech Corporate Park 3, and Tanasbourne Corporate Park in Hillsboro, Oregon. All financial record keeping is centralized at our corporate office in Lafayette, California.

Note 3. Debt

Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line of credit with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of September 30, 2005, the facility had a total outstanding balance of $59,351,000 and an effective interest rate of 5.50%, and was collateralized by our interests in 27 properties with a net book value of approximately $165,271,000. These properties collectively accounted for approximately 26% of our annualized base rent for 2005 and approximately 25% of our total real estate assets at September 30, 2005. As of December 31, 2004, the facility did not have an outstanding balance due to the pay down of the balance with sales proceeds from assets sold in December 2004. In the first nine months of 2005, the net borrowing under the facility of $59,351,000 was used to partially fund the special common stock dividend paid on January 18, 2005, to pay off mortgages that matured on June 1, 2005 and September 1, 2005, and to fund share repurchases. These borrowings were partially offset by payments with sales proceeds from the sale of seven operating properties during the first nine months of 2005.

The daily weighted average outstanding balance on the facility was $42,133,000 and $75,193,000 for the nine months ended September 30, 2005 and 2004, respectively. The weighted average annual interest rates in each of these periods were 4.76% and 3.04%, respectively.

We were in compliance with the various covenants and requirements of our credit facility during the nine months ended September 30, 2005 and during the year ended December 31, 2004.

Mortgage Loans Payable

On June 1, 2005, we paid off a 7.17% fixed rate mortgage that had matured for approximately $24,454,000 with sale proceeds and funding from our credit facility.  On June 21, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,930,000 with proceeds from the sale of operating properties.

On August 22, 2005, we paid off a 2.995% fixed rate mortgage that matured on September 1, 2005 for approximately $11,255,000 with sale proceeds and funding from our credit facility.

Mortgage loans payable at September 30, 2005 consist of the following (in thousands):

				Collateral as of September 30, 2005
Lender	Maturity Date	Interest Rate at September 30, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
Nationwide Life Insurance	November 1, 2005(1)	4.61%	$ 16,651	3	4.11%	3.90%
Prudential Insurance	July 31, 2006	8.90%	7,247	1	2.00%	1.73%
Prudential Insurance	July 31, 2006	6.91%	12,251	2	4.23%	3.28%
Union Bank	November 19, 2006	5.46%(2)	12,690	6	3.03%	2.81%
TIAA-CREF	December 1, 2006	7.95%	20,105	2	5.50%	4.77%
TIAA-CREF	June 1, 2007	7.17%	32,986	5	8.62%	7.60%
John Hancock	December 1, 2008	4.60%	11,800	5	2.39%	3.14%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,563	1	0.88%	0.80%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,410	*	*	*
TIAA-CREF	June 1, 2009	7.17%	38,528	7	6.99%	9.98%
John Hancock	December 1, 2010	4.95%	27,900	2(3)	6.17%	4.62%
Washington Mutual	August 1, 2011	5.34%(4)	15,657	5	0.74%	5.26%
Woodmen of the World	July 1, 2012	7.23%	6,930	1	1.42%	1.08%
TIAA-CREF	April 1, 2013	5.60%	46,886	5	9.18%	6.92%
Bank of America	November 1, 2013	5.45%	9,900	1	2.26%	2.15%
Bank of America	December 1, 2013	5.55%	11,400	4	3.35%	2.81%
JP Morgan	December 1, 2013	5.74%	24,465	1	7.02%	4.40%
Thrivent Financial	August 15, 2029	5.60%	7,895	1	1.05%	1.62%
	Total		$306,264	52	68.94%	66.87%

+

Interest rates are fixed unless otherwise indicated by footnote.

 (1)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. We paid the outstanding balance in full on November 1, 2005.

(2)

Floating rate based on LIBOR plus 1.60%. The current rate of 5.46% is fixed until June 16, 2006, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(3)

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

The 52 operating properties that served as collateral for our mortgages had a net book value of approximately $466,120,000 as of September 30, 2005. We were in compliance with the covenants and requirements of our various mortgages during the nine months ended September 30, 2005 and during the year ended December 31, 2004.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending September 30 (in thousands):

2006	$ 41,359
2007	67,624
2008	4,316
2009	52,524
2010	3,302
Thereafter	137,139
Total	$306,264

Note 4.  Stockholders' Equity

Series A Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a gross total of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears and are recorded when declared.  Quarterly dividends were declared and paid in the first three quarters of 2005 as follows:

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

Series B Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for a gross total of $60,000,000. We pay cumulative dividends on the shares from the date of original issuance at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year.  Dividends on the shares are paid quarterly in arrears beginning on July 15, 2004 and are recorded when declared.  Quarterly dividends were declared and paid in the first three quarters of 2005 as follows:

Amount
1st Quarter	$1,144,000
2nd Quarter	1,143,000
3rd Quarter	1,144,000
Total	$3,431,000

The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities.  The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2005 through September 30, 2005:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Balance, December 31, 2004	16,325,584	805,000	2,400,000
Issuance of common stock	26,346	-	-
Repurchase and retirement of common stock	(442,753)	-	-
Issuance of restricted stock	150,725	-	-
Forfeiture of restricted stock	(28,662)	-	-
Balance, September 30, 2005	16,031,240	805,000	2,400,000

In July 1998, our board of directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. The share repurchase program does not require us to purchase a specified number of shares and it does not have an expiration date. For the nine months ended September 30, 2005 and 2004, we repurchased 442,753 and 453,655 shares, respectively, for annual average prices of $22.22 and $27.98, respectively. During the first nine months of 2005, we acquired 37,191 of these shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock and in connection with stock option exercises.

In order to attract and retain qualified individuals, we grant restricted stock to employees and directors pursuant to our 2003 Employee Stock Option Plan and our Amended and Restated 2002 Directors’ Stock Plan.  For the nine months ended September 30, 2005 and 2004, we granted 150,725 and 252,873 shares of restricted stock, respectively.

Typically, unvested shares of restricted stock granted to employees are forfeited upon termination of employment by either party or resignation by the employee.  For the nine months ended September 30, 2005 and 2004, 28,662 and 1,033 unvested restricted shares were forfeited, respectively.

Note 5.  Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2005 and 2004 includes income from operations for eleven operating properties and a 4.3 acre parcel of land sold in 2004, seven operating properties sold during the first nine months of 2005, and seven operating properties considered held for sale as of September 30, 2005. Income from the properties held for sale and sold is presented in the income statement as discontinued operations for all periods presented.  Income from discontinued operations includes allocations of interest expense based on the percentage of the cost basis of each property held for sale and sold to the cost basis of total real estate assets as of the respective balance sheet date.  The following schedule presents a summary of income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental income	$1,024	$6,717	$4,543	$20,055
Rental expenses: Operating expenses	246	1,486	780	4,347
Real estate taxes	118	517	620	1,671
Depreciation and amortization	192	1,036	709	3,104
Interest expense	261	1,300	1,117	3,816

Income from discontinued operations	$ 207	$2,378	$1,317	$ 7,117

Assets and liabilities related to properties held for sale as of September 30, 2005 and December 31, 2004 were not segregated on the related balance sheets and are therefore presented in the following table (in thousands):

	September 30, 2005	December 31, 2004
Other assets	$ 891	$ 434
Mortgage loan payable	$1,750	$1,750
Accounts payable and accrued expenses	$ 413	$ 289
Other liabilities	$ 203	$ 118

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

	For the three months ended September 30, 2005 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 6,340	$ 6,304	$ 4,233	$ 2,520	$ 2,729	$ -	$ 22,126
Rental expenses:
Operating expenses and real estate taxes	1,900	1,765	1,164	825	1,627	-	7,281
Depreciation and amortization	1,670	1,959	1,554	820	1,214	-	7,217
General and administrative expenses	-	-	-	-	-	1,677	1,677

Income from operations	2,770	2,580	1,515	875	(112)	(1,677)	5,951

Other income (expense)
Interest income (1)	2	-	-	2	-	3	7
Interest expense	-	-	-	-	-	(5,123)	(5,123)

Income from continuing
Operations	2,772	2,580	1,515	877	(112)	(6,797)	835

Discontinued operations:
Income from discontinued operations	(131)	338	-	-	-	-	207
Gain on sale of operating properties	2,744	-	-	-	-	-	2,744

Income from discontinued operations	2,613	338	-	-	-	-	2,951

Net income (loss)	$ 5,385	$ 2,918	$ 1,515	$ 877	$ (112)	$ (6,797)	$ 3,786

Gross real estate investments	$224,638	$210,563	$ 110,442	$122,730	$120,719	$ -	$ 789,092
(Dispositions) additions of gross real estate investments	$ (4,854)	$ 1,516	$ 226	$ 4,200	$ 1,897	$ -	$ 2,985

Total assets	$246,294	$170,989	$ 126,032	$110,969	$ 76,862	$ 3,858	$ 735,004

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the nine months ended September 30, 2005 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 20,065	$ 17,875	$ 12,890	$ 7,886	$ 8,465	$ -	$ 67,181
Rental expenses:
Operating expenses and real estate taxes	5,615	5,532	3,342	2,544	4,801	-	21,834
Depreciation and amortization	5,059	5,825	4,636	2,441	3,490	-	21,451
General and administrative expenses	-	-	-	-	-	5,790	5,790

Income from operations	9,391	6,518	4,912	2,901	174	(5,790)	18,106

Other income (expense)
Interest income (1)	6	-	-	7	-	160	173
Interest expense	-	-	-	-	-	(15,200)	(15,200)

Income from continuing
operations	9,397	6,518	4,912	2,908	174	(20,830)	3,079

Discontinued operations:
Income from discontinued operations	(418)	1,008	727	-	-	-	1,317
Gain on sale of operating properties	2,744	-	15,989	250	-	-	18,983

Income from discontinued operations	2,326	1,008	16,716	250	-	-	20,300
Net income (loss)	$ 11,723	$ 7,526	$ 21,628	$ 3,158	$ 174	$ (20,830)	$ 23,379
Gross real estate investments	$224,638	$210,563	$ 110,442	$122,730	$120,719	$ -	$ 789,092
(Dispositions) additions of gross real estate investments	$ (3,594)	$ 5,938	$ (27,551)	$ 6,986	$ 4,243	$ -	$ (13,978)
Total assets	$246,294	$170,989	$ 126,032	$110,969	$ 76,862	$ 3,858	$ 735,004

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the three months ended September 30, 2004 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 7,396	$ 4,906	$ 3,976	$ 2,518	$ 3,512	$ -	$ 22,308
Rental expenses:
Operating expenses and real estate taxes	1,971	1,321	878	686	1,440	-	6,296
Depreciation and amortization	1,771	1,444	1,480	868	1,088	-	6,651
General and administrative expenses	-	-	-	-	-	1,655	1,655

Income from operations	3,654	2,141	1,618	964	984	(1,655)	7,706

Other income (expense)
Interest income (1)	5	-	-	2	-	2	9
Interest expense	-	-	-	-	-	(4,578)	(4,578)

Income from continuing
operations	3,659	2,141	1,618	966	984	(6,231)	3,137

Discontinued operations:
Income from discontinued operations	649	403	807	519	-	-	2,378
Gain on sale of operating properties	-	-	-	-	-	-	-

Income from discontinued operations	649	403	807	519	-	-	2,378
Net income (loss)	$ 4,308	$ 2,544	$ 2,425	$ 1,485	$ 984	$ (6,231)	$ 5,515
Gross real estate investments	$259,896	$200,377	$160,588	$164,036	$115,729	$ -	$900,626
Additions of gross real estate investments	$ 390	$ 28,718	$ 1,992	$ 15,609	$ 77	$ -	$ 46,786
Total assets	$284,436	$179,647	$163,030	$143,820	$ 89,281	$ 4,118	$864,332

(1) The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

	For the nine months ended September 30, 2004 (in thousands)

	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Consolidated
Rental income	$ 22,955	$ 13,085	$ 11,873	$ 7,177	$ 10,642	$ -	$ 65,732
Rental expenses:
Operating expenses and real estate taxes	5,631	3,768	2,645	2,015	4,434	-	18,493
Depreciation and amortization	5,206	3,763	4,322	2,272	3,279	-	18,842
General and administrative expenses	-	-	-	-	-	4,743	4,743
Income from operations	12,118	5,554	4,906	2,890	2,929	(4,743)	23,654

Other income (expense)
Interest income (1)	16	-	-	8	-	14	38
Interest expense	-	-	-	-	-	(13,922)	(13,922)
Income from continuing operations	12,134	5,554	4,906	2,898	2,929	(18,651)	9,770

Discontinued operations:
Income from discontinued operations	1,876	1,237	2,433	1,571	-	-	7,117
Gain on sale of operating properties	-	-	-	-	-	-	-

Income from discontinued operations	1,876	1,237	2,433	1,571	-	-	7,117
Net income (loss)	$ 14,010	$ 6,791	$ 7,339	$ 4,469	$ 2,929	$ (18,651)	$ 16,887
Gross real estate investments	$259,896	$200,377	$ 160,588	$164,036	$115,729	$ -	$900,626
Additions of gross real estate investments	$ 3,512	$ 54,408	$ 6,514	$ 31,417	$ 468	$ -	$ 96,319
Total assets	$284,436	$179,647	$ 163,030	$143,820	$ 89,281	$ 4,118	$864,332

(1)

The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivable.

Note 7. Acquisitions and Pro Forma Financial Information

During 2004, we acquired six operating properties, one redevelopment project, one development project, and three parcels of land for contract prices totaling approximately $103,641,000. Pro forma amounts include estimates for rental income, rental expenses, and interest expense, and are presented as if these properties had been acquired at the beginning of 2004. The following table presents pro forma financial information for the three and nine months ended September 30, 2004 (dollars in thousands, except share and per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Rental income	$30,034	$88,768
Income from continuing operations	5,327	15,978
Income from discontinued operations	170	486
Net income	5,497	16,464
Net income available to common stockholders	$ 3,281	$11,093

Income per common share – basic:
Income from continuing operations	$ 0.20	$ 0.67
Income from discontinued operations	0.01	0.03
Net income available to common stockholders	$ 0.21	$ 0.70
Weighted average number of common shares – basic	15,743,554	15,846,577

Income per common share – diluted: Income from continuing operations	$ 0.20	$ 0.66
Income from discontinued operations	0.01	0.03
Net income available to common stockholders	$ 0.21	$ 0.69
Weighted average number of common shares – diluted	15,977,814	16,124,418

During the first nine months of 2005, we acquired two parcels of land for contract prices totaling $953,500. Pro forma amounts have not been presented due to the insignificant impact of these transactions on our financial results.

Note 8. Earnings Per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic:
Income from continuing operations	$ 835	$ 3,137	$ 3,079	$ 9,770
Less: preferred dividends – Series A	(880)	(880)	(2,641)	(2,641)
Less: preferred dividends – Series B	(1,144)	(1,258)	(3,431)	(1,258)
Income available to common stockholders from continuing operations	(1,189)	999	(2,993)	5,871
Income from discontinued operations	2,951	2,378	20,300	7,117
Net income available to common stockholders	$ 1,762	$ 3,377	$ 17,307	$ 12,988
Weighted average number of shares - basic	15,580,684	15,743,554	15,726,617	15,846,577
Income per common share – basic:
(Loss) income from continuing operations	$ (0.08)	$ 0.06	$ (0.19)	$ 0.37
Income from discontinued operations	0.19	0.15	1.29	0.45
Net income available to common stockholders	$ 0.11	$ 0.21	$ 1.10	$ 0.82
Diluted:
Income from continuing operations	$ 835	$ 3,137	$ 3,079	$ 9,770
Less: preferred dividends – Series A	(880)	(880)	(2,641)	(2,641)
Less: preferred dividends – Series B	(1,144)	(1,258)	(3,431)	(1,258)
Income available to common stockholders from continuing operations	(1,189)	999	(2,993)	5,871
Income from discontinued operations	2,951	2,378	20,300	7,117
Net income available to common stockholders	$ 1,762	$ 3,377	$ 17,307	$ 12,988
Weighted average number of shares – basic	15,580,684	15,743,554	15,726,617	15,846,577
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	4,504	112,002	5,116	125,458
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	39,024	122,258	56,518	152,383

Weighted average number of common shares – diluted	15,624,212	15,977,814	15,788,251	16,124,418
Income per common share – diluted
(Loss) income from continuing operations	$ (0.08)	$ 0.06	$ (0.19)	$ 0.37
Income from discontinued operations	0.19	0.15	1.29	0.44
Net income available to common stockholders	$ 0.11	$ 0.21	$ 1.10	$ 0.81

Stock option grants and restricted stock awards with an exercise or issuance price on the date of grant that is above the average market price during the period are considered antidilutive and have been excluded from the weighted average share calculations. As a result, for the three and nine months ended September 30, 2005, 506,518 and 422,763 of our stock options and restricted stock awards have been excluded from the “weighted average number of shares – diluted.” Stock options and restricted stock awards of 4,955 and 2,058 have been excluded from the “weighted average number of shares – diluted” for the three and nine months ended September 30, 2004.

Note 9. Related Party Transactions

We have occasionally used the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the nine months ended September 30, 2004, we paid Bartko, Zankel, Tarrant & Miller approximately $200 in legal fees.  During the nine months ended September 30, 2005, no payments were made to the firm.

Note 10. Commitments and Contingencies

As of September 30, 2005, we had outstanding contractual construction commitments of approximately $5 million relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $11,246,000 as of September 30, 2005. The letters of credit were required by our various lenders as substitution for insurance and real estate impound accounts, as temporary substitution of collateral for a sold property, and as security for seismic upgrade obligations on collateral properties.

From time to time, we are subject to legal claims in the ordinary course of business. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

Note 11. Subsequent Event

On November 1, 2005, we paid off a 4.61% fixed-rate mortgage which had an outstanding balance of approximately $16,651,000 as of September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Bedford Property Investors, Inc. is a self-administered and self-managed equity real estate investment trust (REIT). We own, manage, acquire and develop multi-tenant industrial and suburban office properties proximate to metropolitan areas in the western United States. As of September 30, 2005, we owned 88 operating properties which included 82 fully operating properties and six properties in the lease-up phase. These properties totaled approximately 7.4 million rentable square feet. In addition, we owned 11 parcels of land totaling approximately 40 acres and one industrial property currently under construction on a parcel of land that we purchased in 1998. Of the 88 operating properties, 57 are industrial buildings and 31 are suburban offices. Our properties are located in California, Arizona, Washington, Colorado, Oregon, and Nevada.

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

OVERVIEW

Significant Events During the Quarter

On August 25, 2005, we sold an 87,953 square-foot industrial property in Fremont, California for $9,500,000. This sale generated a gain of approximately $2,744,000.

Market Conditions

The Northwest Region

We believe that the Puget Sound area of Washington is still experiencing the effects of significant job loss resulting from the technology and telecommunication industry slowdowns. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both in the direct leasing and sub-leasing markets, and weaker deal terms. Although the local economy showed signs of improvement in 2004, the Northwest region continues to suffer the effects of slow job growth and flat rental rates. At September 30, 2005, our Northwest operating portfolio, which includes three Oregon properties, was 85% occupied with approximately 96,000 square feet vacant in four operating properties. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our approximately 334,000 square-foot five-building complex in Renton, Washington upon expiration of its lease. In March 2004, we transferred this property to our development portfolio and commenced a program to reposition the complex as a campus-style multi-tenant office park, resulting in a reduction of the project’s rentable square footage. In September 2004, we completed the first phase of this repositioning and began construction on the second phase, which is currently nearing completion.  As of September 30, 2005, we have signed 10 leases for an aggregate of 114,032 square feet of space in this complex, or 35% of the total square-footage of 324,287.

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area and include one property in Reno, Nevada. The Bay Area market has also been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we owned 13 properties totaling 1,129,254 square feet as of September 30, 2005. In this sub-market, we believe that the job loss associated with the recent downturn in the local economy has been significant, resulting in increased vacancy and reduced rental rates. While the California employment situation has shown improvement in recent months, the oversupply of space and reduced rental rates continue to be a challenge.  In addition, we expect higher than usual lease expirations in the Silicon Valley to continue through the remainder of 2005 and in 2006, which creates the potential for increasing vacancy in our portfolio. We have responded to these challenges by improving our marketing processes and the marketability of our vacant spaces. For example, we are making capital improvements to our vacant spaces to render them to near move-in condition for prospective tenants. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley. In the Sonoma County, Napa County, and Contra Costa County sub-markets, while demand has slowed during the past few years, vacancy rates have not climbed nor have rental rates declined to the extent they have in Silicon Valley. Currently we are seeing an improvement in demand for space and a reduction in leasing concessions in our northern California markets, particularly in Contra Costa County and Napa County.

Another Bay Area sub-market that has demonstrated some weakness during the last few years is the South San Francisco industrial market. More recently, the biotech sector has been driving a resurgence in this sub-market. In December 2004, we sold four of our five properties in South San Francisco, leaving one property remaining in this sub-market. As of September 30, 2005, this property was 83% leased.

The Southern California Region

Southern California continues to be one of our strongest markets, including our specific markets of Orange County, the Inland Empire, and San Diego. We have two properties in Orange County that we have maintained at, or close to, 100% occupancy during 2004 and in the first nine months of 2005. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased as of September 30, 2005. We also have three recently developed properties,  Jurupa Business Center Phases I, II and IV, all of which were 100% leased as of September 30, 2005. In addition, the Jurupa Business Center Phase III became shell complete during the fourth quarter of 2004 and was 41% leased as of September 30, 2005. Finally, in San Diego, our properties were 100% leased during the year 2004 and in the first six months of 2005.  In June 2005, we sold five of our operating properties in San Diego, leaving one fully leased property in this sub-market as of September 30, 2005.

In Las Vegas, Nevada, we own two industrial properties totaling 224,543 square feet, which were 97% occupied as of September 30, 2005. In addition, we own 4 parcels of land totaling 5.74 acres, which are being held for future development. The Las Vegas market also continues to be a strong market with employment growth of 7.6% from August of 2004 to August of 2005.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by the same weakness in demand for office, research and development, and industrial space that we have experienced in other regions over the past several years. More recently, the Phoenix region has shown considerable improvement as evidenced by positive net absorption during the first half of 2005 of approximately 1,300,000 and 5,000,000 square feet in the office and industrial markets, respectively, as well as strong leasing activity experienced in our portfolio, stabilized rental rates, and a slight reduction in leasing concessions. As of September 30, 2005, the approximately 2.2 million square feet of rentable space we own in this region was 94% leased, with approximately 130,000 square feet of vacant space in seven properties.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the effects of the significant job losses experienced in this region during the last several years, similar to other markets. However, the southeast Denver market is showing gradual improvement with declining vacancy rates, net positive absorption of approximately 266,000 square feet in the third quarter of 2005, and slightly increasing rental rates.  As of September 30, 2005, our Denver operating portfolio, consisting of eight properties totaling approximately 789,000 square feet, was 76% leased.

Our ten-story office property at 4601 DTC Boulevard was 80% leased to a single tenant under a lease that expired on January 31, 2005, which the tenant opted not to renew. In preparation for this expected vacancy, we made significant capital improvements to the property and began actively marketing the space in 2004. With the addition of replacement leases signed this year, including a 31,366 square-foot lease with a national engineering firm and a 23,108 square-foot lease with a national education company, the property was 55% leased as of September 30, 2005. Additional 2005 capital improvements to this property include a new lobby and entry-way completed in June 2005 and a parking garage which is expected to be completed in early 2006. We expect these additions to enhance the competitive positioning of this property.

Future Trends and Events

Development and Redevelopment

In response to market conditions, our development activities in 2003 and 2004 were primarily limited to our Jurupa Business Center project in Ontario, California. As of September 30, 2005, the 41,726 square-foot Phase I and the 41,390 square-foot Phase II were 100% leased. In October 2004, we completed construction on the final two phases. As of September 30, 2005, the 15,490 square-foot Phase III was 41% leased and the 24,805 square-foot Phase IV was 100% leased.

In March 2004, we began the redevelopment of our approximately 334,000 square-foot five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction is being completed in phases, with the completion and leasing of the buildings occurring during the 48-month period. In September 2004, we completed the first phase of this repositioning and began construction on the second phase, which is currently nearing completion. As of September 30, 2005, we have signed 10 leases for an aggregate of 114,032 square feet of space in this complex, or 35% of the total square-footage of 324,287.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsboro, Oregon.  The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building. The expected cost of development to bring this property to operating status is approximately $2.7 million over an 18-month period. This property was approximately 38% leased as of September 30, 2005.

In May 2005, we broke ground on the development of an 88,560 square-foot service/flex building on one of our land parcels in Napa, California.  The development project has been named The Vines and is expected to be shell complete in December 2005 with an estimated cost of approximately $9 million. The property was 27% pre-leased as of September 30, 2005

Capital Expenditures and Development Costs

During 2004 and in the first nine months of 2005, we experienced higher than usual lease expirations in our portfolio, and as a result, we have been incurring significant capital expenditures. We may continue to incur significant capital expenditures during the remainder of 2005, including the costs of leasing commissions and tenant improvements related to renewing or replacing the expiring leases. In most instances, these lease expirations have occurred in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, has required us to incur more capital expenditures than we have experienced historically to renew or re-lease these spaces.

We also expect to incur substantial costs during the remainder of the year as we continue our current development and redevelopment projects.  These projects include the final build-out and lease-up of our Jurupa Phase III in Ontario, California and SunTech III in Hillsboro, Oregon; the redevelopment of Time Square in Renton, Washington; and the development of The Vines in Napa, California. In addition, we are also in the process of building a new parking structure at our 4601 DTC Boulevard property in Denver, Colorado.

While these expected expenditures will require that we manage our capital resources carefully, we believe that we will have sufficient funds to meet our capital needs. We intend to closely monitor these activities and continually assess our actual expenditures against our planned expenditures. We plan to spend approximately $4 million in capital expenditures and $7 million in development and redevelopment costs during the remainder of 2005.

Share Repurchases

Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,928,660 shares of our common stock at an average cost of $19.38 per share, which represents 39% of the shares of common stock outstanding at November 1998. We intend to continue to repurchase shares of our common stock on the open market when the opportunities exist. Our share repurchase strategy takes into consideration several factors, including the dividend yield on our stock price, the cost of capital and its alternative uses, existing yields on potential acquisitions, market trading volume, trading regulations, and debt covenants. We currently have board approval to repurchase up to a total of 10 million shares of our common stock. During the nine months ended September 30, 2005, we repurchased or acquired 442,753 shares of our common stock at an average price of $22.22 per share. We acquired 37,191 of these shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock or in connection with stock option exercises.

Occupancy and Rental Rates

As of September 30, 2005, our operating portfolio occupancy, which excludes properties in lease-up status, was 89%, a one percentage point increase from the 88% occupancy as of June 30, 2005. During the three months ended September 30, 2005, we renewed or re-leased 27 of 35 expiring leases or 68% of our expiring square footage and experienced a 17% decline in weighted average rental rates on these leases.

Leasing

During the remainder of 2005, in 2006, and in 2007, leases representing 5%, 15%, and 16% of annualized base rent, respectively, will expire. As of September 30, 2005, the expirations as a percentage of annualized base rent by region are as follows:

	2005	2006	2007
Northern California	2%	5%	5%
Arizona	2%	4%	5%
Southern California	*	3%	2%
Northwest	*	1%	1%
Colorado	1%	1%	2%
Nevada	*	1%	1%
Total	5%	15%	16%

*  Less than 1%

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

Valuation of Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes the purchase price and other related acquisition costs. In accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” a portion of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Tenant improvement costs are generally recorded as real estate investments at cost, net of amounts reimbursed by the tenant. However, if it is determined that the tenant will be the sole beneficiary of the improvement with no residual value to us, the amount reimbursed by the tenant is recorded as a deferred liability and is amortized to rental income over the term of the related lease. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed as incurred. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate properties are depreciated using the straight-line method over estimated useful lives. When circumstances such as adverse market conditions indicate an impairment of a property, we will recognize a loss to the extent that the carrying value exceeds the fair value of the property. The fair value of a property is determined by using an internally developed discounted cash flow analysis. The evaluation of the fair value of individual properties requires significant management judgments and assumptions that affect the amount of any impairment loss that we may recognize. Significant changes in the facts and circumstances underlying these judgments and assumptions in future periods could cause significant impairment adjustments to be recorded.

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

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The amount of straight-line rent receivable is charged against income upon early termination of a lease or as a reduction of gain on sale of the property. In the event a tenant downsizes into a smaller space with reduced rent, a pro-rated amount of the straight-line rent receivable is charged against income based on square footage.  Lease termination income is recorded when we have an executed lease termination agreement with no further contractual obligations that must be met before the fee is due to us. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such tenant’s occupancy. In accordance with SFAS 141, “Business Combinations,“ a portion of the purchase price of acquired properties is allocated to the market value of in-place leases. The market value of in-place leases is classified as an other asset or liability and is amortized to rental income over the remaining terms of the leases. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions.  Significant judgments and estimates must be made by management and used in connection with establishing this allowance in any accounting period.  In the event the allowance for doubtful accounts is insufficient to cover the actual receivable balances that are subsequently written off in an accounting period, additional bad debt expense would be recognized as a current period charge in our income statement.

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” using the modified prospective method as prescribed in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.” In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, which now requires public companies to adopt the fair value based method of accounting for stock-based employee compensation using the modified prospective basis for fiscal years beginning after June 15, 2005. The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994. Management is required to make certain assumptions in calculating the amount of any stock-based compensation expense, including assumptions relating to the fair value of options.  In determining the fair value of options, we make assumptions about the future volatility of our stock, the expected term to exercise the options, the expected dividend yields, and the risk-free interest rate.  The underlying assumptions affect amounts reported in future periods. Due to our voluntary adoption of the modified prospective basis of accounting for our stock-based employee compensation on January 1, 2003, we do not expect this pronouncement to result in changes to our accounting policy.

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

The following table presents changes in our portfolio during the nine months ended September 30, 2004 and during the period from October 1, 2004 through September 30, 2005:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2004	31	2,797,000	61	5,060,000	92	7,857,000
Activity from January 1, 2004 through September 30, 2004:
Acquisitions (1)	3	371,000	4	355,000	7	726,000
Development (1) (2)	-	-	(1)	(83,000)	(1)	(83,000)
Transfer to Redevelopment(3)	(1)	(334,000)	(1)	(131,000)	(2)	(465,000)
Total at September 30, 2004	33	2,834,000	63	5,201,000	96	8,035,000

Activity from October 1, 2004 through September 30, 2005:
Acquisitions	-	-	1	84,000	1	84,000
Sales	(7)	(600,000)	(11)	(776,000)	(18)	(1,376,000)
Development(1) (2)	-	-	3	124,000	3	124,000
Redevelopment(3)	5	324,000	1	173,000	6	497,000
Total at September 30, 2005	31	2,558,000	57	4,806,000	88	7,364,000

(1)

One property was acquired on September 27, 2004 as a development project and is currently under lease-up.

(2)

Properties are included in development based on the date of shell completion.

(3)

One 334,000 square-foot five-building office property was transferred from operating to development on March 1, 2004 as a redevelopment project.  All of the redeveloped buildings from the five-building property, totaling approximately 324,000 square feet, were transferred to operating as lease-up properties during the period from October 1, 2004 through September 30, 2005.  In addition, one industrial property was acquired on April 21, 2004 as a redevelopment project and was transferred to operating on July 1, 2005.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $1,755,000 or 23% in the three months ended September 30, 2005 compared to the same period in 2004. This decrease is attributable to a decrease in rental income of $182,000 and an increase in rental expenses of $1,573,000.

The following table presents the change in income from operations for the three months ended September 30, 2005 compared with the same period in 2004, detailing amounts contributed by properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2004 to September 30, 2005 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized (1)	Total

Rental income	$1,062	$675	$168	$(2,087)	$ (182)
Rental expenses: Operating expenses	(280)	(71)	(19)	(551)	(921)
Real estate taxes	(49)	(39)	(8)	32	(64)
Depreciation and amortization	(454)	(165)	(43)	96	(566)
General and administrative expenses	-	-	-	(22)	(22)

Income from operations	$ 279	$400	$ 98	$(2,532)	$(1,755)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes two properties with a shell completion date of October 18, 2004.

(1)

Stabilized properties includes properties that were fully operating during the period.

The decrease in rental income of $182,000 is primarily attributable to a decrease in rental income on stabilized properties, offset by an increase in rental income resulting from property acquisitions with an aggregate purchase price of approximately $88,900,000 in 2004 and leasing of redeveloped properties. The decrease in rental income of $2,087,000 on the stabilized properties is generally attributable to decreased rental rates on new and renewed leases, as well as decreased occupancy rates. The single-tenant lease that expired on January 31, 2005 at our 4601 DTC Boulevard property in Denver, Colorado accounted for approximately $839,000 or 40% of the rental income decline. During the three months ended September 30, 2005, we experienced a 17.4% decline in our weighted average rental rates for renewed and re-leased spaces.

The increase in operating expenses of $921,000 or 23% is primarily due to additional operating expenses related to the operating properties acquired in 2004 and increased operating expenses related to the stabilized portfolio. The increase in operating expenses on the stabilized properties is primarily due to increased property management personnel costs resulting from a higher level of restricted stock compensation expense and the accrual of employee bonuses for the third quarter of 2005, as well as an overall increase in utility costs. Real estate taxes increased $64,000 or 3%, primarily as a result of the 2004 property acquisitions. The increase in depreciation and amortization of $566,000 or 9% is primarily due to property acquisitions, as well as the impact of properties recently transferred to the operating portfolio from development and redevelopment.

General and administrative expenses increased $22,000 or 1% in the third quarter of 2005 compared to the same period in 2004, partly as a result of an accrual for employee bonuses in the third quarter of 2005. In 2004, the company did not make a decision to pay employee bonuses until the fourth quarter and as a result they were accrued in the fourth quarter. This increase in bonus expense is partially offset by reduced salaries resulting from fewer personnel and reduced legal and professional fees.

Interest Expense

Total interest expense decreased $494,000 or 8% to $5,384,000 in the third quarter of 2005 from $5,878,000 in the third quarter of 2004, primarily as a result of a lower weighted average outstanding balance on our line of credit as well as increased capitalized interest in 2005. Interest expense associated with continuing operations increased $545,000 or 12% in the third quarter of 2005 compared with the same period in 2004 primarily due to a lower interest allocation to discontinued operations of $261,000 in the third quarter of 2005 as compared to $1,300,000 in the third quarter of 2004 as presented in the table below (in thousands):

	2005	2004	Increase (decrease)
Interest expense included in continuing operations	$5,123	$4,578	$ 545
Interest expense included in discontinued operations	261	1,300	(1,039)

Total interest expense	$5,384	$5,878	$(494)

Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2005 and 2004 includes income from operations for eleven operating properties and a 4.3 acre parcel of land sold in 2004, seven operating properties sold during the first nine months of 2005, and seven operating properties considered held for sale as of September 30, 2005. Net operating income relating to all of these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each of the third quarters of 2005 and 2004 were $0.51 per share. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each of the third quarters of 2005 and 2004. Quarterly dividends on our Series B preferred stock of $0.47656 per share were declared for the third quarter of 2005 and dividends of $0.5242 per share were declared for the third quarter of 2004. The initial dividend for the Series B preferred stock was declared on July 1, 2004. This dividend was calculated from the period of the Series B issuance date, April 6, 2004, through July 14, 2004, representing more than a full quarter.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $5,548,000 or 23% in the nine months ended September 30, 2005 compared to the same period in 2004. This decrease is attributable to an increase in rental income of $1,449,000, offset by an increase in rental expenses of $6,997,000.

The following table presents the change in income from operations for the nine months ended September 30, 2005 compared with the same period in 2004, detailing amounts contributed by properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2004 to September 30, 2005 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized (1)	Total

Rental income	$ 5,609	$ 161	$470	$(4,791)	$ 1,449
Rental expenses: Operating expenses	(1,060)	(207)	(48)	(1,208)	(2,523)
Real estate taxes	(582)	(74)	(18)	(144)	(818)
Depreciation and amortization	(2,259)	(150)	(99)	(101)	(2,609)
General and administrative expenses	-	-	-	(1,047)	(1,047)
Income from operations	$ 1,708	$(270)	$305	$(7,291)	$(5,548)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes two properties with a shell completion date of October 18, 2004.

(1)

Stabilized properties includes properties that were fully operating during the period.

The increase in rental income of $1,449,000 is primarily attributable to operating property acquisitions with an aggregate purchase price of approximately $88,900,000 in 2004, offset by a decrease in rental income on stabilized properties. The decrease in rental income of $4,791,000 on the stabilized properties is generally attributable to decreased rental rates on new and renewed leases, as well as decreased occupancy rates. The single-tenant lease that expired on January 31, 2005 at our 4601 DTC Boulevard property in Denver, Colorado accounted for approximately $2,223,000 or 46% of the rental income decline. During the nine months ended September 30, 2005, we experienced a 15.3% decline in our weighted average rental rates for renewed and re-leased spaces.

The increase in operating expenses of $2,523,000 or 22% is primarily due to additional operating expenses related to the operating properties acquired in 2004 and increased operating expenses related to the stabilized portfolio.  The increase in operating expenses on the stabilized properties is primarily due to increased property management personnel costs resulting from employee bonus accruals, increased repairs and maintenances expenses incurred to keep our properties competitive in our markets, and an overall increase in utility costs.  The increases in real estate taxes of $818,000 or 12% and depreciation and amortization of $2,609,000 or 14% are primarily attributable to the 2004 property acquisitions.

General and administrative expenses increased $1,047,000 or 22% in the first nine months of 2005 compared to the same period in 2004, primarily as a result of increased restricted stock compensation expense and the accrual of employee bonuses for the first nine months of 2005. In 2004, the company did not make a decision to pay employee bonuses until the fourth quarter and as a result they were accrued in the fourth quarter.

Interest Expense

Total interest expense decreased $1,421,000 or 8% to $16,317,000 in the first nine months of 2005 from $17,738,000 in the first nine months of 2004, primarily as a result of a lower weighted average outstanding balance on the line of credit as well as increased capitalized interest in 2005. Interest expense associated with continuing operations increased $1,278,000 or 9% in the first nine months of 2005 compared with 2004 primarily due to a lower interest allocation to discontinued operations of $1,117,000 in the first nine months of 2005 as compared to $3,816,000 in the first nine months of 2004 as presented in the table below (in thousands):

	2005	2004	Increase (decrease)
Interest expense included in continuing operations	$15,200	$13,922	$ 1,278
Interest expense included in discontinued operations	1,117	3,816	(2,699)

Total interest expense	$16,317	$17,738	$(1,421)

Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2005 and 2004 includes income from operations for eleven operating properties and a 4.3 acre parcel of land sold in 2004, seven operating properties sold during the first nine months of 2005, and seven operating properties considered held for sale as of September 30, 2005. Net operating income relating to all of these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each of the first three quarters of 2005 and 2004 were $0.51 per share. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each of the first three quarters of 2005 and 2004. Quarterly dividends on our Series B preferred stock of $0.47656 per share were declared for the first three quarters of 2005 and dividends of $0.5242 were declared for the third quarter of 2004. The initial dividend for the Series B preferred stock was declared on July 1, 2004. This dividend was calculated from the period of the Series B issuance date, April 6, 2004, through July 14, 2004, representing more than a full quarter.

LIQUITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Net cash provided by operating activities decreased approximately $12,762,000 to $29,083,000 for the nine months ended September 30, 2005 as compared to $41,845,000 for the same period in 2004. This decrease was primarily due to decreased rental receipts of approximately $15,474,000 resulting from the sale of 11 operating properties in December 2004 and seven operating properties in the first nine months of 2005, as well as decreased rental receipts of approximately $1,701,000 due to decreased occupancy and rental rates on existing properties.  The decrease in cash provided by operating activities is also due to increased payments of operating expenses of approximately $5,805,000 primarily due to timing of cash payments, the impact of the acquisition of six operating properties in 2004, and higher repairs and maintenance and utility costs.  We also paid additional general and administrative costs of approximately $1,289,000, primarily due to employee bonuses for 2004 that were paid in January 2005. These decreases in cash provided by operating activities were partially offset by reduced payments of operating expenses of approximately $4,994,000 in the first nine months of 2005 as compared to the same period in 2004 for the properties sold in 2004 and 2005, and cash received on notes receivable of approximately $6,840,000 in 2005.

Investing Activities

Net cash provided by investing activities increased approximately $122,469,000 to $28,030,000 for the nine months ended September 30, 2005 as compared to cash used in investing activities of $94,439,000 for the same period in 2004. The increase in cash provided by investing activities was partly due to net proceeds from the sale of seven operating properties in the first nine months of 2005 of approximately $52,880,000 and a decrease in payments for acquisitions of $90,749,000 in 2005 as compared to 2004, offset by increased payments for capital expenditures and redevelopment costs of approximately $21,160,000 in 2005. We acquired five operating properties, a redevelopment property, a development property, and three land parcels in the first nine months of 2004 for approximately $91,722,000 compared to the acquisition of two land parcels in the first nine months of 2005 for approximately $973,000.

Financing Activities

Net cash used in financing activities increased approximately $134,096,000 to $80,352,000 for the nine months ended September 30, 2005 as compared to cash provided by financing activities of $53,744,000 for the same period in 2004. The increase in cash used in financing activities was partly due to increased dividend payments in the first nine months of 2005 for the special dividend of approximately $53,548,000 paid in January 2005 resulting from 2004 gains on sales and dividends on the Series B preferred stock, as well as the payment of two mortgages totaling approximately $35,709,000 that matured in 2005 and the paydown of a mortgage for approximately $6,930,000. In addition, cash provided by financing activities in the first nine months of 2004 included funding from the Series B preferred stock offering of approximately $57,832,000.  These increases in cash used in the first nine months of 2005 as compared to 2004 were partially offset by cash provided by increased net borrowings of approximately $19,097,000 on our credit facility in 2005 to fund the special dividend, the payment of the mortgage maturities, and share repurchases.

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

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had an outstanding balance of $59,351,000 and letters of credit issued and undrawn of approximately $11,246,000 at September 30, 2005. The borrowing capacity, which is calculated as the lender’s approved parcel value of the collateral pool less the outstanding balance of the line of credit and the issued and undrawn letters of credit, was approximately $50,411,000 as of September 30, 2005. We anticipate utilizing this available borrowing capacity and/or sale proceeds from real estate assets to fund our investing activities in 2005, including estimated remaining development and redevelopment costs of approximately $7 million and estimated remaining capital expenditures of approximately $4 million.

As of September 30, 2005, we had approximately $979,000 in cash and cash equivalents, including approximately $22,000 of restricted cash.  Restricted cash represents security deposits held in interest bearing cash deposit accounts in accordance with tenant leases. Unrestricted cash includes approximately $736,000 held in an investment account investing in money market instruments backed by U.S. government short-term securities. The balance of the unrestricted cash is in a demand deposit account which is used to fund our disbursements.

We anticipate that the cash flow generated by our real estate investments and funds available under our credit facility will be sufficient to meet our short-term liquidity requirements.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 92% of our real estate investments served as collateral for our existing mortgage indebtedness and available borrowing under our credit facility as of September 30, 2005. In addition, our ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of September 30, 2005, the facility had an outstanding balance of $59,351,000 and an effective interest rate of 5.50%.

On June 1, 2005, we paid off a 7.17% fixed rate mortgage that had matured for approximately $24,454,000 with sale proceeds and funding from our credit facility.  On June 21, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,930,000 with proceeds from the sale of operating properties.

On August 22, 2005, we paid off a 2.995% fixed rate mortgage that matured on September 1, 2005 for approximately $11,255,000 with sale proceeds and funding from our credit facility.

Mortgage loans payable at September 30, 2005 consist of the following (in thousands):

				Collateral as of September 30, 2005
Lender	Maturity Date	Interest Rate at September 30, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
Nationwide Life Insurance	November 1, 2005(1)	4.61%	$ 16,651	3	4.11%	3.90%
Prudential Insurance	July 31, 2006	8.90%	7,247	1	2.00%	1.73%
Prudential Insurance	July 31, 2006	6.91%	12,251	2	4.23%	3.28%
Union Bank	November 19, 2006	5.46%(2)	12,690	6	3.03%	2.81%
TIAA-CREF	December 1, 2006	7.95%	20,105	2	5.50%	4.77%
TIAA-CREF	June 1, 2007	7.17%	32,986	5	8.62%	7.60%
John Hancock	December 1, 2008	4.60%	11,800	5	2.39%	3.14%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,563	1	0.88%	0.80%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,410	*	*	*
TIAA-CREF	June 1, 2009	7.17%	38,528	7	6.99%	9.98%
John Hancock	December 1, 2010	4.95%	27,900	2(3)	6.17%	4.62%
Washington Mutual	August 1, 2011	5.34%(4)	15,657	5	0.74%	5.26%
Woodmen of the World	July 1, 2012	7.23%	6,930	1	1.42%	1.08%
TIAA-CREF	April 1, 2013	5.60%	46,886	5	9.18%	6.92%
Bank of America	November 1, 2013	5.45%	9,900	1	2.26%	2.15%
Bank of America	December 1, 2013	5.55%	11,400	4	3.35%	2.81%
JP Morgan	December 1, 2013	5.74%	24,465	1	7.02%	4.40%
Thrivent Financial	August 15, 2029	5.60%	7,895	1	1.05%	1.62%
	Total		$306,264	52	68.94%	66.87%

+

Interest rates are fixed unless otherwise indicated by footnote.

 (1)

Maturity date of November 1, 2005 represents the first of two interest rate reset dates, at which time we may opt to reject the new rate and pay the outstanding balance on the mortgage. We paid the outstanding balance in full on November 1, 2005.

(2)

Floating rate based on LIBOR plus 1.60%. The current rate of 5.46% is fixed until June 16, 2006, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

(3)

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

The 52 operating properties that served as collateral for our mortgages had a net book value of approximately $466,120,000 as of September 30, 2005. We were in compliance with the covenants and requirements of our various mortgage loans payable during the nine months ended September 30, 2005 and during the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at September 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$ 59,351	$ -	$ -	$ 59,351
Mortgage loans payable	41,359	71,940	55,826	137,139	306,264
Interest obligations on bank loan and mortgage loans	21,049	26,826	17,734	19,682	85,291
Construction contract commitments	5,020	-	-	-	5,020
Stand-by letters of credit	11,246	-	-	-	11,246
Total	$ 78,674	$158,117	$ 73,560	$156,821	$467,172

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the nine months ended September 30, 2004, we paid Bartko, Zankel, Tarrant & Miller approximately $200 in legal fees.  During the nine months ended September 30, 2005, no payments were made to the firm.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of September 30, 2005, we had outstanding undrawn letters of credit against our credit facility of approximately $11,246,000. The letters of credit were required by our various lenders as substitution for insurance and real estate impound accounts, as temporary substitution of collateral for a sold property, and as security for seismic upgrade obligations on collateral properties.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

Many factors affect our actual financial performance and may cause our future results to be different from past performance or trends. These factors include the following:

We could experience a reduction in rental income if we are unable to renew or re-lease space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of September 30, 2005, leases representing 5%, 15%, 16%, and 27% of our total annualized base rent were scheduled to expire during the remainder of 2005, and in 2006, 2007, and 2008, respectively. If the rental rates upon re-leasing or renewal of leases are significantly lower than current rates, or if we are unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-leasing our space on commercially acceptable terms when it becomes available. In addition, we expect to incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-leasing of space. Similarly, our rental income has in the past and could in the future be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-lease space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 41% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of September 30, 2005, our 25 largest tenants accounted for approximately 41% of our total annualized base rent. In the event that one or more of our larger tenants were to vacate or not renew their lease with us, the re-leasing of the square footage previously leased by these tenants may require considerable capital expenditures and an indeterminate period of time. Losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of September 30, 2005, approximately 44% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, a downturn in the performance of the commercial real estate markets and the local economies in various areas within California could adversely affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for commercial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 28% of our net operating income, including income from discontinued operations, for the nine months ended September 30, 2005 was generated by our properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy. The market for commercial space in the San Francisco Bay Area is still recovering from of one of the most severe downturns of the past several decades. This downturn was precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the 1998-2001 period, had been chiefly responsible for generating demand for, and increased prices of, local office properties. This downturn has harmed, and may continue to harm, our results of operations. In the event economic conditions in the San Francisco Bay Area fail to improve or worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the nine months ended September 30, 2005, one of our tenants, representing less than 1% of our year-to-date base rent, had filed for bankruptcy. In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a few major tenants may harm us and our ability to pay dividends to our stockholders.

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

As a REIT, part of our business strategy has been to pursue acquisitions of additional properties that meet our acquisition criteria from time to time as opportunities arose. We may in the future acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California, which represent approximately 44% of our portfolio’s annualized base rent as of September 30, 2005. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

Our $150 million credit agreement and our mortgage loans are collateralized by approximately 92% of our total real estate assets, and in the event of default under any of these debt instruments, our lenders could foreclose on the collateral securing this indebtedness.

As of September 30, 2005, our $150 million credit facility was collateralized by mortgages on 27 properties that accounted for approximately 26% of our annualized base rent and approximately 25% of our total real estate assets. All of our mortgage loans were collateralized by 52 properties that accounted for approximately 69% of our annualized base rent and approximately 67% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability. In addition, upon the sale of any property subject to a mortgage loan or which forms part of the collateral for our credit facility, we would be required to apply the proceeds of any such sale first to pay off any mortgage loan on the property or (to the extent the total value of the collateral securing our credit facility after such sale is less than the total amount outstanding under the credit facility) to pay down our credit facility, as applicable.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of September 30, 2005, our $150 million credit facility had an outstanding balance of approximately $59.4 million, and we had other outstanding floating rate loans of $28.3 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations in recent years have benefited from low levels of interest rates. Should this trend in interest rates reverse itself, our operating results could be harmed.

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

We have significant debt service obligations. As of September 30, 2005, we had total liabilities of approximately $398.9 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $336.1 million. Payments to service our outstanding debt obligations during the nine months ended September 30, 2005 totaled approximately $23.2 million. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

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

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of September 30, 2005, interest rates in the U.S. remained relatively low.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our existing debt instruments permit us to incur additional indebtedness and other liabilities, subject to the restrictions contained in those debt instruments. As of September 30, 2005, we had approximately $365.6 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

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

FINANCIAL PERFORMANCE

Our Funds From Operations (FFO) during the three and nine months ended September 30, 2005 was $6,427,000 and $20,484,000, respectively. During the same periods in 2004, FFO was $11,064,000 and $34,934,000, respectively. Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Presentation of this information provides the reader with an additional measure to compare the performance of equity REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income. The following table sets forth a reconciliation of net income to FFO for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Funds From Operations (in thousands, except share amounts):
Net income	$ 3,786	$ 5,515	$ 23,379	$ 16,887
Preferred dividends – Series A	(880)	(880)	(2,641)	(2,641)
Preferred dividends – Series B	(1,144)	(1,258)	(3,431)	(1,258)
Net income available to common stockholders	1,762	3,377	17,307	12,988
Adjustments: Depreciation and amortization:
Continuing operations	7,217	6,651	21,451	18,842
Discontinued operations	192	1,036	709	3,104
Gain on sale of operating properties	(2,744)	-	(18,983)	-
Funds From Operations	$ 6,427	$ 11,064	$ 20,484	$ 34,934
Weighted average number of common shares – diluted	15,624,212	15,977,814	15,788,251	16,124,418

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we balance our borrowings between fixed and variable rate debt. During 2003, we significantly increased our level of fixed rate debt to take advantage of historically low interest rates. Although currently we have no interest swap agreements in place, we have historically entered into these agreements to minimize our exposure to interest rate fluctuations. We do not enter into derivative or interest rate transactions for speculative purposes.

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending September 30,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Variable rate debt	$ 1,202	$72,158	$ 714	$ 753	$ 794	$ 12,077	$87,698	$ 87,698
Weighted average interest rate	5.39%	5.49%	5.34%	5.34%	5.34%	5.34%	5.47%	5.47%
Fixed rate debt	$40,158	$54,817	$ 3,602	$51,771	$ 2,507	$125,062	$277,917	$271,402
Weighted average interest rate	6.29%	7.40%	6.12%	6.53%	5.61%	5.55%	6.21%	6.75%

As the table incorporates only those exposures that existed as of September 30, 2005, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 54 basis points, interest expense on our outstanding variable rate debt would increase by approximately $477,000 annually.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information with respect to shares of our common stock that we repurchased during the three months ended September 30, 2005.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (2)
July 1-31, 2005	-	-	-	1,305,656
August 1-31, 2005	227,834	$22.04	227,834	1,077,822
September 1-30, 2005	6,482	$23.92	-	1,071,340
Total	234,316	$22.10	227,834	1,071,340

(1)

During the third quarter of 2005, we acquired 6,482 shares of our common stock from our employees in connection with stock option exercises. These acquisitions were not made pursuant to our publicly announced share repurchase program.

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

Dated:  November 9, 2005

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