Form 10-K
period 2005-12-31
BEDFORD PROPERTY INVESTORS INC/MD
filed 2006-03-15
CIK 910079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes        No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [X]

Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of registrant as of June 30, 2005 was approximately $335,203,014. The number of shares of registrant’s common stock, par value $0.02 per share, outstanding as of February 28, 2006 was 16,105,045.

Forward-Looking Statements

When used in this Form 10-K, the words “believe,” “expect,” “intend,” “plan,” “anticipate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those expressed, expected, or implied by the forward-looking statements. The risks and uncertainties that could cause our actual results to differ from our estimates and expectations are contained in our filings with the Securities and Exchange Commission and are set forth in the section below entitled “Potential Factors Affecting Future Operating Results.” Readers are cautioned not to place undue reliance on these forward-looking statements because they only reflect information available as of the date of this filing. We do not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

PART I

Item 1. Business

BEDFORD PROPERTY INVESTORS, INC.

We are the successor to ICM Property Investors, Incorporated (ICM), a real estate investment trust (REIT) incorporated in Delaware in 1984. In July 1993, ICM was reorganized in the state of Maryland under the name of Bedford Property Investors, Inc. Equipped with a new board of directors and a new management team, we became a self-administered and self-managed equity REIT, engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2005, we owned 74 operating properties which included 72 fully operating properties and two properties in the lease-up phase. These properties totaled approximately 6.6 million rentable square feet. In addition, we owned 10 parcels of land totaling approximately 37 acres and one industrial development property. Of the 74 operating properties, 47 are industrial buildings and 27 are suburban offices. Our properties are located in California, Arizona, Washington, Colorado, Oregon, and Nevada.

CORPORATE OBJECTIVE AND STRATEGIES

Our business objective has been to increase stockholders’ long-term total return through increases in the dividend and the appreciation in value of our common stock. To achieve this objective, we have historically focused on five strategies:

-

Occupancy:  aim to maintain an occupancy rate of 90% or more for the properties in our portfolio;

-

Asset Sales:  dispose of selected assets that have reached what we consider to be their full potential or which do not further our objective of establishing a multi-tenant property portfolio;

-

Development: develop properties with the goal of achieving the high rates of return we have historically experienced from internally developed properties;

-

Acquisitions:  acquire quality multi-tenant industrial and suburban office properties, land parcels, and/or portfolios of such properties; and

-

Share Repurchases:  repurchase our common stock on an opportunistic basis.

As market conditions evolved and capitalization rates declined dramatically over the past few years, it became evident that our stockholders’ value would be maximized through the sale of selected real estate assets. In the fourth quarter of 2004, we initiated an asset sales program that resulted in the sale of assets with contract prices totaling approximately $175 million in December 2004 and $138 million during the year 2005. On February 10, 2006, we announced that we signed a definitive merger agreement with an affiliate of LBA Realty LLC (LBA). Completion of the merger transaction, which is currently expected to occur late in the second quarter of 2006, is contingent upon customary closing conditions including the approval of our stockholders. As we prepare for the conclusion of the proposed merger, our focus will be primarily on increasing our occupancy rate and proceeding with our current development projects, subject to LBA’s approval as set forth in the merger agreement.

Merger Agreement

On February 10, 2006, we entered into a merger agreement with an affiliate of LBA Realty LLC (LBA). Under the merger agreement, a wholly owned subsidiary of LBA, LBA Realty Fund II – WBP I LLC, will be merged with and into Bedford Property Investors, Inc., and the merged company will continue as the surviving corporation and as a wholly-owned subsidiary of LBA.

Pursuant to the merger agreement, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive $27.00 in cash per share. Stock options issued and outstanding on the effective date, whether or not exercisable, will be cancelled and the holder of such options will be paid the difference between the merger consideration of $27.00 per share and the exercise price of the option, net of any payroll tax withholding. Each share of restricted stock issued and outstanding, whether or not vested, will be converted into the right to receive the merger consideration of $27.00 per share.

Our Series A and Series B Cumulative Redeemable Preferred Stock will remain issued and outstanding after the closing of the transaction.

We have made various representations and warranties and covenants in the merger agreement. Several of these covenants pertain to the operation of our business between the execution of the merger agreement and the closing of the merger. From the date of the signing and up to the effective date of the merger, certain types of activities and transactions will be subject to the approval of LBA, including, among others, acquisitions and dispositions of assets, share repurchases and certain dividend payments. The merger agreement restricts our ability to pay dividends on our common stock, but specifically allows the payment of a $0.21 dividend for the quarter ending March 31, 2006. We expect to declare a dividend in this amount prior to March 31, 2006.

The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, we may be required to pay LBA a termination fee equal to $16.0 million plus documented expenses of up to $3.5 million. In certain circumstances where the merger agreement is terminated but the termination fee is not payable, we or LBA may be required to reimburse the other party for its fees and expenses incurred in connection with the merger agreement, up to a maximum of $3.5 million.

The merger is conditioned upon, among other things, the adoption of the merger agreement by our stockholders. We have filed a preliminary proxy statement in connection with the acquisition and anticipate the completion of the transaction to occur late in the second quarter of 2006.

Occupancy

As of December 31, 2005, our operating portfolio was 86% occupied, a five percentage point decrease from the 91% occupancy as of December 31, 2004. In order to increase our occupancy rate, we intend to continue to emphasize tenant retention through lease renewals on our expiring leases. As of December 31, 2005, our occupancy percentage included four recently developed or rehabilitated properties that were transferred to our operating portfolio but are still in the initial lease-up phase. In addition, we had two properties that were excluded from the occupancy rate calculation at December 31, 2005 due to their status as lease-up properties.

Development

Over the years we have been successful in our development endeavors and have been able to generate higher rates of returns on properties we have developed. While we have engaged in development activities to some extent in recent years, these activities have been relatively minimal due to the lack of demand for new product in most of our markets. We are currently involved in one active development project consisting of a 19,845 square-foot service/flex building in Las Vegas, Nevada.  We plan to continue our progress in bringing this property to shell completion, which is expected to occur in August 2006.  In addition, we are currently in the process of expanding a parking garage at one of our properties in Denver, Colorado, which is expected to be complete in March 2006.

TRANSACTIONS AND SIGNIFICANT EVENTS DURING 2005

Acquisitions

During 2005, we acquired 2.36 acres of land for total contract prices of approximately $954,000, which consisted of the following:

▪

A 1.05 acre parcel of land in Las Vegas, Nevada for approximately $367,000.

▪

A 1.31 acre parcel of land in Phoenix, Arizona for approximately $587,000.

Sales of Selected Assets

During 2005, we sold 21 operating properties in seven sales transactions comprising 1,145,838 square feet and a 2.91 acre parcel of land for contract prices totaling approximately $138,419,000, and realized gain on sales of approximately $38,980,000 as follows:

▪

In January 2005, we sold a 109,780 square-foot industrial property in San Diego, California for a contract price of $15,800,000, producing a gain of approximately $6,894,000.

▪

In June 2005, we sold three industrial properties and two office properties totaling 182,186 square feet in San Diego, California for a contract price of $27,750,000, producing a gain of approximately $9,095,000.

▪

In August 2005, we sold an 87,953 square-foot industrial property in Fremont, California for a contract price of $9,500,000, producing a gain of approximately $2,744,000.

▪

In November 2005, we sold two industrial properties totaling 128,828 square feet in Tucson, Arizona for a contract price of $10,000,000, producing a gain of approximately $4,017,000.

▪

In December 2005:

-

We sold two office properties totaling 96,775 square feet in San Ramon, California for a contract price of $16,000,000, producing a gain of approximately $2,332,000.

-

We sold five industrial properties totaling 267,933 square feet in Fremont, California for a contract price of $29,300,000, producing a gain of approximately $7,454,000.

-

We sold two industrial properties and one office property in Phoenix, Arizona; one industrial property and a 2.91 acre parcel of land in Tempe, Arizona; and one office property in Mesa, Arizona totaling 272,383 square feet for a contract price of approximately $30,069,000, producing a gain of approximately $6,194,000.

▪

We recognized a gain on sale of $250,000 for funds released from escrow in the first quarter of 2005 in connection with a property sold in the fourth quarter of 2004.

Development and Redevelopment

In response to market conditions, our development activities in 2003 and 2004 were primarily limited to our Jurupa Business Center project in Ontario, California. As of December 31, 2005, the 41,726 square-foot Phase I and the 41,390 square-foot Phase II were 100% leased. In October 2004, we completed construction on the final two phases. As of December 31, 2005, the 15,490 square-foot Phase III was 41% leased and the 24,805 square-foot Phase IV was 100% leased.

In March 2004, we began the redevelopment of our five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction is being completed in phases, with the completion and leasing of the buildings occurring during the 48-month period. In September 2004, we completed the first phase of this repositioning and began construction on the second and third phases in mid-2005, which were both essentially completed by December 31, 2005. As of December 31, 2005, we have signed 11 leases for an aggregate of 116,098 square feet of space in this complex, or 36% of the total square-footage of 324,287.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsboro, Oregon. The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building. The expected cost of development to bring this property to operating status is approximately $2.7 million over an 18-month period. This property was approximately 49% leased as of December 31, 2005.

In May 2005, we broke ground on the development of an 88,560 square-foot service/flex building on one of our land parcels in Napa, California. The development project has been named The Vines and was shell complete in December 2005 with a total estimated cost of approximately $9 million. The property was 35% pre-leased as of February 28, 2006.

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

These marketing initiatives have been implemented and incorporated into our regular operational activities. An Internal Recognition & Award Program in 2005 recognized commendable achievement by our employees in the creation of tenant appreciation and retention programs and marketing activities directed toward attracting tenants to fill property vacancies. This program has enabled us to share best practices across all regions and to sustain a high level of priority on this aspect of our operational activities. We believe this effort has kept us competitive and able to secure new leases in the marketplace. We also believe it supports our goal of renewing as many expiring tenant leases as possible.

Operating Performance

For the year ended December 31, 2005, we reported income from continuing operations of $3,091,000 on rental revenues of $85,398,000, compared with net income from continuing operations of $9,115,000 on rental revenues of $83,702,000 for the year ended December 31, 2004. Income from discontinued operations was $2,414,000 for the twelve months of 2005 and $9,495,000 for the twelve months of 2004. Gain on sales of real estate investments for the year ended December 31, 2005 totaled $38,980,000, compared with $70,235,000 for the year ended December 31, 2004. Our funds from operations (FFO) for the year ended December 31, 2005 was $26,760,000 as compared to $40,250,000 for the year ended December 31, 2004. We provide a definition of FFO in Item 6 of this report and present a reconciliation of our FFO to our net income in Item 7 of this report.

Long-Term Debt

On June 1, 2005, we paid off a 7.17% fixed rate mortgage that had matured for approximately $24,454,000 with sale proceeds and funding from our credit facility. On June 21, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,930,000 with proceeds from the sale of operating properties.

On August 22, 2005, we paid off a floating rate mortgage with interest swapped to a fixed rate of 2.995% that matured on September 1, 2005 for approximately $11,255,000 with sale proceeds and funding from our credit facility.

On November 1, 2005, we paid off a 4.61% fixed rate mortgage that matured in the amount of approximately $16,615,000 with funding from our credit facility.

On December 15, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,840,000 with proceeds from the sale of operating properties. On December 20, 2005, we paid down a portion of a 4.60% fixed rate mortgage in the amount of $1,750,000 with proceeds from the sale of operating properties.

Share Repurchases

In July 1998, our board of directors approved a share repurchase program of 3 million shares of our common stock, which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. Since the inception of our share repurchase program in November of 1998, we have repurchased a total of 8,932,638 shares of our common stock at an average cost of $19.39 per share, which represents 39% of the shares of common stock outstanding at November 1998. During the twelve months ended December 31, 2005, we repurchased or acquired 446,731 shares of our common stock at an average price of $22.24 per share. We acquired 41,169 of these shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock or in connection with stock option exercises.

DIVIDENDS

Common Stock Dividends

We have made regular quarterly distributions to the holders of our common stock every quarter since the second quarter of 1993 and have increased the dividend seventeen times since then. Dividends have ranged from $0.10 per share in the second quarter of 1993 to $0.51 per share in the fourth quarter of 2005. In December 2004, we declared a special dividend of $3.28 per common share, and in December 2005, we declared a special dividend of $1.64 per common share. These special dividends represented distribution of our gain on sales of real estate investments for each of the respective years.

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

TENANTS

As of December 31, 2005, our suburban office properties and industrial properties were approximately 86% occupied by a total of 466 tenants, of which 141 were suburban office property tenants and 325 were industrial property tenants. Our tenants include local, regional, national, and international companies engaged in a wide variety of businesses.

FINANCING

We expect cash flow from operations to be sufficient to pay operating expenses, real estate taxes, general and administrative expenses, and interest on indebtedness. We expect to fund the cost of capital expenditures, costs associated with lease renewals and re-leasing of space, repayment of indebtedness, development of properties, and the first quarter 2006 dividend with cash flows from operations and borrowings under our credit facility.

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

Our real estate investments are located in markets in which we face significant competition for rental revenues. Many of our investments, particularly office buildings, are located in markets in which there is a significant supply of available space, resulting in intense competition for tenants. For example, we own properties in the east side market in Seattle, Washington. This market has been negatively affected by job loss in that region and there is considerable inventory available. In addition, we own properties in Denver, Colorado where weak demand has resulted in excess direct and sublease inventory. Finally, we own and operate properties in the Silicon Valley, in the San Francisco Bay Area. This sub-market was particularly hard hit by the collapse of the tech-telecom boom earlier in the decade. In response to rapid, unsustainable job growth during the boom years, considerable inventory was brought to market in this region, much of which is still vacant today, acting as a market depressant. Although the available inventory has declined significantly in these markets during the last two years, there is still a substantial amount of space available, which provides tenants with more choices and weakens our negotiating strength.

We believe that our competitive strengths have lessened, and may continue to lessen, the adverse impact of these negative factors. These competitive strengths include brand acceptance, an experienced management team, a long history of operations in our markets, aggressive deal-making strategies and a diversified tenant base.

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

EMPLOYEES

As of December 31, 2005, we had 36 full-time employees and 3 part-time employees.

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

We filed a preliminary proxy statement in connection with the proposed merger. The final proxy statement will be mailed to our stockholders. Our stockholders are urged to read the proxy statement and other relevant materials when they become available because they will contain important information about the acquisition and us. Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed with the SEC at the SEC’s website at http://www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

RISKS RELATED TO THE PROPOSED MERGER

We may fail to close the proposed merger.

The proposed merger is subject to the approval of our stockholders and other conditions set forth in the merger agreement. We cannot be certain that we will obtain the approval of our stockholders or satisfy the other closing conditions. If we do not obtain stockholder approval or are unable to meet certain other conditions and we fail to close the transaction, we may be exposed to significant risks, including those described below:

▪

We may be required to pay LBA Realty a termination fee of $16.0 million plus documented expenses of up to $3.5 million.

▪

Our stock price may decrease substantially if the merger agreement were terminated or appeared likely to be terminated.

We have incurred significant transactions costs that will be required to be expensed for accounting purposes and which will reduce our ability to make future dividend distributions to our stockholders.

As a result of the proposed merger, we have incurred and expect to continue to incur significant transaction costs. If the merger agreement were terminated, we would be required to pay such costs.

Our business could be harmed by the proposed merger.

Uncertainty about the effect of our pending transaction with LBA could harm our business. This uncertainty could lead to revenue declines, an impairment of our ability to make needed improvements in our business (such as capital expenditures, acquisitions or divestitures), an inability to retain or motivate current employees or attract new employees, and deterioration in our results of operations. We may also suffer negative effects from management’s time and effort put into the proposed merger rather than the operating future of the company. These adverse effects may be enhanced by the fact that the stockholder approval process, including the SEC’s review of our proxy, may be lengthy and the ultimate result is uncertain.

The merger agreement restricts our ability to incur indebtedness without the prior consent of LBA, which could harm our liquidity position.

The terms of the merger agreement require us to obtain the prior consent of LBA in order to incur indebtedness, other than borrowings up to $115 million under our existing credit agreement and certain other exceptions. This could materially limit our ability to borrow under our credit agreement or utilize other sources of liquidity.

RISKS RELATED TO OUR CONTINUING OPERATIONS

The operation of our business is subject to significant risks. In the event our proposed merger with LBA does not occur, these risks may harm our results of operations and financial condition. You should carefully review the following risks in connection with your investment in us.

We could experience a reduction in rental income if we are unable to renew or re-lease space on expiring leases on current lease terms, or at all.

A significant portion of our leases is scheduled to expire in the near future. As of December 31, 2005, leases representing 14%, 16%, 29%, and 12% of our total annualized base rent were scheduled to expire during 2006, 2007, 2008, and 2009, respectively. If the rental rates upon re-leasing or renewal of leases are significantly lower than current rates, or if we are unable to lease a significant amount of space on economically favorable terms, or at all, our results of operations could suffer. We are subject to the risk that, upon expiration, some of these or other leases will not be renewed, the space may not be re-leased, or the terms of renewal or re-leasing, including the costs of required renovations or concessions to tenants, may be less favorable than current lease terms. We could face difficulties re-leasing our space on commercially acceptable terms when it becomes available. In addition, we could incur costs in making improvements or repairs to our properties required by new or renewing tenants and expenses associated with brokerage commissions payable in connection with the re-leasing of space. Similarly, our rental income has in the past and could in the future be reduced by vacancies resulting from lease expirations or by rental rates that are less favorable than our current terms. If we are unable to promptly renew leases or re-lease space or if the expenses relating to tenant turnover are greater than expected, our financial results could be harmed.

Our leases with our 25 largest tenants generate approximately 42% of our base rent, and the loss of one or more of these tenants, as well as the inability to re-lease this space on equivalent terms, could harm our results of operations.

As of December 31, 2005, our 25 largest tenants accounted for approximately 42% of our total annualized base rent. In the event that one or more of our larger tenants were to vacate or not renew their lease with us, the re-leasing of the square footage previously leased by these tenants may require considerable capital expenditures and an indeterminate period of time. Losses of our larger tenants and our inability to re-lease vacated properties on favorable terms could limit our ability to make distributions to our stockholders.

A significant portion of our base rent is generated by properties in California, and our business could be harmed by an economic downturn in the California real estate market or a significant earthquake.

As of December 31, 2005, approximately 41% of our total annualized base rent was generated by our properties located in the State of California. As a result of this geographic concentration, a downturn in the performance of the commercial real estate markets and the local economies in various areas within California could adversely affect the value of these properties and the rental income from these properties and, in turn, our results of operations. In addition, the geographic concentration of our properties in California in close proximity to regions known for their seismic activity exposes us to the risk that our operating results could be harmed by a significant earthquake.

Future declines in the demand for commercial space in the greater San Francisco Bay Area could harm our results of operations and, consequently, our ability to make distributions to our stockholders.

Approximately 27% of our net operating income, including income from discontinued operations, for the year ended December 31, 2005 was generated by our properties located in the greater San Francisco Bay Area. As a result, our business is somewhat dependent on the condition of the San Francisco Bay Area economy. The market for commercial space in the San Francisco Bay Area is still recovering from of one of the most severe downturns of the past several decades. This downturn was precipitated by the unprecedented collapse of many technology and so-called “dot com” businesses that, during the 1998-2001 period, had been chiefly responsible for generating demand for, and increased prices of, local office properties. This downturn has harmed, and may continue to harm, our results of operations. In the event economic conditions in the San Francisco Bay Area fail to improve or worsen, it could harm the market value of our properties, the results derived from such properties and our ability to make distributions to our stockholders.

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

At any time, a tenant could seek the protection of the bankruptcy laws, which might result in the modification or termination of the tenant’s lease and cause a reduction in our cash flow. During the year ended December 31, 2005, one of our tenants, representing less than 1% of our year-to-date base rent, filed for bankruptcy. In the event of default by or bankruptcy of a tenant, we may experience delays in enforcing our rights as lessor and may incur substantial costs in protecting our investment. The default, bankruptcy, or insolvency of a few major tenants may harm us and our ability to pay dividends to our stockholders.

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

As a REIT, part of our business strategy has been to pursue acquisitions of additional properties that meet our acquisition criteria from time to time as opportunities arise. We may in the future acquire industrial and suburban office properties and portfolios of these properties, which may include the acquisition of other companies and business entities owning the properties. Although we engage in due diligence review for each new acquisition, we may not be aware of all potential liabilities and problems associated with a property. We may have limited contractual recourse, or no contractual recourse, against the sellers of a property.

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

We currently maintain general liability coverage with primary limits of $1 million per occurrence and $2 million in the aggregate, as well as $40 million of umbrella/excess liability coverage. This coverage protects us against liability claims as well as the cost of legal defense. We carry property “All Risks” insurance of $200 million on a replacement value basis covering both the cost of direct physical damage and the loss of rental income. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10 million, subject to a deductible of the greater of $100,000 or 5% of total insurable value per building and respective rent loss with respect to earthquake coverage. Additional excess earthquake coverage with an aggregate limit of $20 million is provided for properties located in California, which represent approximately 41% of our portfolio’s annualized base rent as of December 31, 2005. Some losses, including those due to acts of war, nuclear accidents, pollution, mold, or terrorism, may be either uninsurable or not economically insurable. However, we do presently carry insurance for terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 under our “All Risks” property policies, liability policies, primary and umbrella/excess policies. In addition, “non-certified” terrorism coverage is provided under our property policy for losses in excess of $10 million up to the $200 million limit.

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

We are highly dependent on the efforts of our senior officers. While we believe that we could find suitable replacements for these key personnel, the loss of their services could harm our business. Pursuant to the terms of his employment agreement with us, our founder Peter Bedford's term of employment as our chief executive officer is expected to continue until at least December 31, 2007. James Moore, our former President and chief operating officer, retired as of June 30, 2005, although he continues to provide services to us as an independent consultant. Upon Mr. Moore’s announcement of his planned retirement in 2004, we restructured our organization and Stephen M. Silla assumed the position of chief operating officer, effective January 31, 2005. Further changes in our senior management and any future departures of key employees or other members of senior management could have a material adverse effect on our ability to implement our business strategy and on our results of operations.

The commercial real estate industry is highly competitive, and we compete with companies, including REITs, that may be able to purchase properties at lower capitalization rates than would be accretive for us.

We have historically sought to grow our asset base through the acquisition of industrial and suburban office properties and portfolios of these properties, as well as through the development of new industrial and suburban office properties. Many real estate companies, including other REITs, compete with us in making bids to acquire new properties. The level of competition to acquire income-producing properties is largely measured by the capitalization rates at which properties are trading. The capitalization rate is the annual yield that property produces on the investment. Currently, capitalization rates are low due to the amount of capital available for investment and attractive debt financing terms. As a result, we may not be able to compete effectively with companies, including REITs, which may be able to purchase properties at lower capitalization rates than would be accretive for us.

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

As of December 31, 2005, our $150 million credit facility was collateralized by mortgages on 24 properties that accounted for approximately 26% of our annualized base rent and approximately 25% of our total real estate assets. All of our mortgage loans were collateralized by 46 properties that accounted for approximately 72% of our annualized base rent and approximately 69% of our total real estate assets. If we fail to meet our obligations under the credit facility, the mortgage loans, or any other debt instruments we may enter into from time to time, including failure to comply with financial covenants, the holders of this indebtedness generally would be entitled to demand immediate repayment of the principal and to foreclose upon any collateral securing this indebtedness. In addition, default under or acceleration of any debt instrument could, pursuant to cross-default clauses, cause or permit the acceleration of other indebtedness. Any default or acceleration would harm us, jeopardizing our qualification as a REIT and threatening our continued viability. In addition, upon the sale of any property subject to a mortgage loan or which forms part of the collateral for our credit facility, we would be required to apply the proceeds of any such sale first to pay off any mortgage loan on the property or (to the extent the total value of the collateral securing our credit facility after such sale is less than the total amount outstanding under the credit facility) to pay down our credit facility, as applicable.

Our $150 million credit agreement and some of our mortgage loans carry floating interest rates, and increases in market interest rates could harm our results of operations.

As of December 31, 2005, our $150 million credit facility had an outstanding balance of approximately $17.2 million, and we had other outstanding floating rate loans of $21.2 million. Borrowings under our credit facility bear interest at a floating rate, and we may from time to time incur or assume other indebtedness also bearing interest at a floating rate. In that regard, our results of operations in recent years have benefited from low levels of interest rates. Should this trend in interest rates reverse itself, our operating results could be harmed.

We use borrowings to finance the acquisition, development and operation of properties and to repurchase our common stock, and we cannot assure you that financing will be available on commercially reasonable terms, or at all, in the future.

We borrow money to pay for the acquisition, development, and operation of our properties, to repurchase our common stock, and for other general corporate purposes. Our credit facility currently expires on March 31, 2007, when the principal amount of all outstanding borrowings must be paid. Since the term of our credit facility is limited, our ability to fund acquisitions and provide funds for working capital and other cash needs following the expiration or utilization of the credit facility will depend primarily on our ability to obtain additional private or public equity or debt financing. Such financing may not be available to us on commercially reasonable terms, or at all, at the time we may require such financing. In addition, pursuant to the terms of the merger agreement, we may be required to obtain LBA’s consent to incur indebtedness, which consent may be withheld.

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

We have significant debt service obligations. As of December 31, 2005, we had total liabilities of approximately $357.4 million, excluding unused commitments under our credit facility, and total stockholders’ equity of approximately $321.3 million. Payments of principal and interest to service our outstanding debt obligations during the year ended December 31, 2005 totaled approximately $30.6 million. Our debt level increases the possibility that we could be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to fund our stock buy back program, finance strategic acquisitions, investments, or for other purposes, subject to the restrictions contained in our debt instruments.

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

One of the factors that may influence the respective market prices of our shares of common stock and preferred stock will be the annual dividend yield on the price paid for shares of our common stock or preferred stock as compared to yields on other financial instruments. An increase in market interest rates may lead prospective purchasers of our stock to seek a higher annual yield from their investments, which may adversely affect the respective market prices of our common stock and preferred stock. As of December 31, 2005, interest rates in the U.S. remained relatively low compared with historical rates.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends.

Our existing debt instruments permit us to incur additional indebtedness and other liabilities, subject to the restrictions contained in those debt instruments and contained in the merger agreement. As of December 31, 2005, we had approximately $296.8 million of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds to satisfy our dividend obligations relating to our preferred stock or pay dividends on our common stock, if we assume additional indebtedness.

We cannot assure you that we will be able to pay dividends regularly although we have done so in the past.

Our ability to pay dividends in the future is dependent on our ability to operate profitably and to generate cash from our operations. Although we have done so in the past, we cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Furthermore, any new shares of common stock issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common stock or preferred stock that may in the future be issued to finance acquisitions, upon exercise of stock options or otherwise would have a similar effect. In addition, our existing credit facility covenants and merger agreement covenants have specific limits regarding our ability to pay quarterly dividends to stockholders.

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

Item 1B. Unresolved Staff Comments

We currently have no unresolved staff comments.

Item 2. Properties

REAL ESTATE SUMMARY

As of December 31, 2005, our real estate investments were diversified by geographic region and by product type as follows (dollars in thousands):

	Number of Properties (1)	Investment Cost	% of Total Investment Cost	Rentable Square Feet	Percentage Occupied
Industrial buildings
Northern California	18	$146,401	20%	1,505,352	81%
Arizona	15	117,734	16%	1,351,346	95%
Southern California	7	46,872	6%	830,474	99%
Northwest	5	37,244	5%	351,512	79%
Nevada	2	26,879	4%	224,543	96%

Total industrial buildings	47	375,130	51%	4,263,227	89%

Office buildings
Northern California	4	17,044	2%	129,114	96%
Arizona	4	61,623	9%	480,318	92%
Southern California	1	34,694	5%	205,077	100%
Northwest (2)	9	87,611	12%	492,188	70%
Colorado	8	119,132	16%	789,294	72%
Nevada	1	13,767	2%	104,324	69%

Total office buildings (2)	27	333,871	46%	2,200,315	80%

Properties under development
Northern California	1	6,537	1%	N/A	N/A

Land held for development
Northern California	3	4,565	1%	N/A	N/A
Northwest	1	1,166	*	N/A	N/A
Colorado	2	3,950	*	N/A	N/A
Nevada	4	2,423	*	N/A	N/A

Total land held for development	10	12,104	2%	N/A	N/A

Total (2)	85	$727,642	100%	6,463,542	86%

* Less than 1%

(1)

Certain of our properties are subject to mortgages as indicated in Notes to Schedule III in the Notes to Consolidated Financial Statements included in this report.

(2)

The rentable square feet and occupancy percentage excludes two office buildings, which were shell complete and under lease-up as of December 31, 2005.

LEASE EXPIRATIONS – REAL ESTATE PORTFOLIO

The following table presents lease expirations for each of the 10 years beginning on December 31, 2005 and thereafter. The table presents:  (i) the number of leases that expire each year, (ii) the square feet covered by such expiring leases, (iii) the 2005 annualized base rent of the expiring leases, and (iv) the percentage of total 2005 annualized base rent for expiring leases.

Year	Number of Leases Expiring	Square Feet	2005 Annualized Base Rent	Percentage of 2005 Annualized Base Rent

2006^	143	907,679	$11,820,403	17%
2007	93	1,090,951	11,768,204	16%
2008	95	1,269,365	20,510,666	29%
2009	49	688,058	8,584,569	12%
2010	57	758,922	9,336,351	13%
2011	18	336,917	4,651,155	7%
2012	7	308,880	3,209,684	4%
2013	2	9,062	224,119	*
2014	-	-	-	-
2015 and thereafter	2	198,642	1,309,291	2%

Total	466	5,568,476	$71,414,442	100%

^ Includes 34 leases expiring on December 31, 2005, representing 2.7% of 2005 annualized base rent.

* Less than 1%

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 15, 2006, we had 759 holders of record of our common stock. A significant number of these stockholders are also nominees holding stock in street name for individuals. Our common stock trades on the New York Stock Exchange and the Pacific Exchange under the symbol “BED.”  The following table shows the high and low sale prices per share reported on the New York Stock Exchange and the dividends declared per share on the common stock for each quarterly period during 2004 and 2005.

		High	Low	Dividend Per Share

2004
	First Quarter	$31.68	$27.88	$0.51
	Second Quarter	30.68	26.15	0.51
	Third Quarter	32.10	27.47	0.51
	Fourth Quarter	31.85	27.24	3.79	(1)

2005
	First Quarter	$28.51	$20.69	$0.51
	Second Quarter	24.88	21.01	0.51
	Third Quarter	24.26	21.50	0.51
	Fourth Quarter	24.75	21.50	2.15	(1)

(1) Includes a special dividend of $3.28 per share of common stock declared in the fourth quarter 2004 and a special dividend of $1.64 per share of common stock declared in the fourth quarter of 2005, respectively.

The merger agreement restricts our ability to pay dividends, other than a regular dividend of $0.21 per share on our common stock for the quarter ended March 31, 2006 and required quarterly dividends on our preferred stock. Additional limitations on our ability to incur debt to pay dividends are described in Item 1A of this report under “Risk Factors”.

The table below provides information with respect to shares of our common stock that we repurchased during the three months ended December 31, 2005.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program (2)
October 1-31, 2005	-	$ -	-	1,071,340
November 1-30, 2005	-	-	-	1,071,340
December 1-31, 2005	3,978	24.03	-	1,067,362
Total	3,978	$24.03	-	1,067,362

(1)

During the fourth quarter of 2005, we acquired 3,978 shares of our common stock from our employees in connection with stock option exercises. These acquisitions were not made pursuant to our publicly announced share repurchase program.

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

Item 6. Selected Financial Data

Following is a table of our selected financial data for the last five years (which should be read in conjunction with the discussion under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report and the financial statements and notes thereto contained herein):

	2005	2004	2003	2002	2001
	(in thousands of dollars, except per share data)
Operating Data: Rental income (1)	$ 85,398	$ 83,702	$ 74,025	$ 65,731	$ 62,458
Income from continuing operations	3,091	9,115	15,198	18,781	22,121
Gain on sales of operating properties (2)	38,980	70,235	-	3,575	5,976
Net income	44,485	88,845	27,665	36,003	34,950
Net income available to common stockholders	$ 36,388	$ 80,897	$ 26,980	$ 36,003	$ 34,950
Per common share - basic:
(Loss) income from continuing operations	$ (0.32)	$ 0.07	$ 0.91	$ 1.16	$ 1.32
Income from discontinued operations	$ 2.64	$ 5.04	$ 0.78	$ 1.06	$ 0.77
Net income available to common stockholders	$ 2.32	$ 5.11	$ 1.69	$ 2.22	$ 2.09
Per common share – assuming dilution:
(Loss) income from continuing operations	$ (0.32)	$ 0.07	$ 0.89	$ 1.13	$ 1.31
Income from discontinued operations	$ 2.64	$ 4.96	$ 0.76	$ 1.04	$ 0.75
Net income available to common stockholders	$ 2.32	$ 5.03	$ 1.65	$ 2.17	$ 2.06
Balance Sheet Data: Real estate investments	$636,125	$716,410	$722,669	$662,626	$605,078
Total assets	678,721	793,483	773,619	694,331	630,805
Bank loans payable	17,151	-	68,978	124,681	80,925
Mortgage loans payable	279,668	351,335	368,542	259,496	242,066
Series A preferred stock	38,947	38,947	38,947	-	-
Series B preferred stock	57,769	57,769	-	-	-
Stockholders’ equity	321,314	350,458	303,899	276,057	275,880
Other Data: Net cash provided by operating activities	$ 29,295	$ 52,222	$ 49,024	$ 50,126	$ 47,082
Net cash provided by (used in) investing activities	107,911	52,514	(91,650)	(72,094)	(6,977)
Net cash (used in) provided by financing activities	(159,603)	(88,116)	46,497	20,183	(37,753)
Cash dividends declared per common share	$ 3.68	$ 5.32	$ 2.02	$ 1.96	$ 1.86

(1)

Rental income excludes amounts reported as discontinued operations.

(2)

Reported as a component of continuing operations for 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are the successor to ICM Property Investors, Incorporated (ICM), a real estate investment trust (REIT) incorporated in Delaware in 1984. In July 1993, ICM was reorganized in the state of Maryland under the name of Bedford Property Investors, Inc. Equipped with a new board of directors and a new management team, we became a self-administered and self-managed equity REIT, engaged in the business of owning, managing, acquiring and developing industrial and suburban office properties proximate to metropolitan areas in the western United States. As of December 31, 2005, we owned 74 operating properties which included 72 fully operating properties and two properties in the lease-up phase. These properties totaled approximately 6.6 million rentable square feet. In addition, we owned 10 parcels of land totaling approximately 37 acres and one industrial development property. Of the 74 operating properties, 47 are industrial buildings and 27 are suburban offices. Our properties are located in California, Arizona, Washington, Colorado, Oregon, and Nevada.

On February 10, 2006, we announced that we had signed a definitive merger agreement with an affiliate of LBA Realty LLC (LBA). Under the terms of the agreement, which was unanimously approved by our Board of Directors, common stockholders will receive $27.00 per share in cash for each share of our common stock that they hold and will cease to be stockholders of our company after the closing. The merger transaction is contingent upon customary closing conditions, including the approval of our stockholders.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes to financial statements included in this report.

Market Conditions

The Northwest Region

We believe that the Puget Sound area of Washington is still experiencing the effects of significant job loss resulting from the technology and telecommunication industry slowdowns. We also believe that these economic conditions have affected most commercial real estate markets causing excess space, both in the direct leasing and sub-leasing markets, and weaker deal terms. Although the local economy showed signs of improvement in 2005, the Northwest region continues to suffer the effects of slow job growth and flat rental rates. At December 31, 2005, our Northwest operating portfolio, which includes four Oregon properties, was 74% occupied with approximately 220,000 square feet vacant in seven operating properties. Approximately 134,000 of this vacant square footage existed in three properties that were recently rehabilitated or developed and are still in the initial lease-up stage. We believe that this comparatively strong occupancy has insulated us from the worst effects of local market conditions. In February 2004, one of our largest tenants in this region vacated our five-building complex in Renton, Washington upon expiration of its lease. In March 2004, we transferred this property to our development portfolio and commenced a program to reposition the complex as a campus-style multi-tenant office park. In September 2004, we completed the first phase of this repositioning and began construction on the second and third phases in mid-2005, which were both essentially completed by December 31, 2005. As of December 31, 2005, we had signed 11 leases for an aggregate of 116,098 square feet of space in this complex, or 36% of the total square-footage of 324,287.

The Northern California Region

Our properties in Northern California are located throughout the San Francisco Bay Area and include one property in Reno, Nevada. The Bay Area market has also been impacted by the technology industry slowdown, particularly in the Silicon Valley area, where we owned 8 properties totaling 861,321 square feet as of December 31, 2005. In this sub-market, we believe that the job loss associated with the downturn in the local economy has been significant, resulting in increased vacancy and reduced rental rates. While the California employment situation has shown improvement in recent months, the oversupply of space and reduced rental rates continue to be a challenge. We have responded to these conditions by improving our marketing processes and the marketability of our vacant spaces. For example, we are making capital improvements to our vacant spaces to render them to near move-in condition for prospective tenants. Other Bay Area sub-markets have not been as dramatically affected as the Fremont, Milpitas, and San Jose markets in Silicon Valley. In the Sonoma County, Napa County, and Contra Costa County sub-markets, while demand is soft, vacancy rates have not climbed nor have rental rates declined to the extent they have in Silicon Valley. Currently we are seeing an improvement in demand for space and a reduction in leasing concessions in our northern California markets, particularly in Contra Costa County and Napa County.

Another Bay Area sub-market that has demonstrated some weakness during the last few years is the South San Francisco industrial market. More recently, the biotech sector has been driving a resurgence in this sub-market. In December 2004, we sold four of our five properties in South San Francisco, leaving one property remaining in this sub-market. As of December 31, 2005, this property was 83% leased.

The Southern California Region

Our Southern California Region, which includes Las Vegas, Nevada, continues to be one of our strongest markets, including our specific markets of Orange County, the Inland Empire, and San Diego. We have two properties in Orange County that we have maintained at, or close to, 100% occupancy during 2004 and 2005. In the Inland Empire, we have a bulk industrial property in Ontario, California, which was 100% leased as of December 31, 2005. We also have three recently developed properties, Jurupa Business Center Phases I, II and IV, all of which were 100% leased as of December 31, 2005. In addition, the Jurupa Business Center Phase III became shell complete during the fourth quarter of 2004 and was 41% leased as of December 31, 2005. In San Diego, we owned one fully leased property as of December 31, 2005.

In Las Vegas, Nevada, we own two service center/flex properties totaling 224,543 square feet, which were 96% occupied as of December 31, 2005. In addition, we own 4 parcels of land totaling 5.74 acres, which were being held for future development as of December 31, 2005. The Las Vegas market continues to be a strong market with employment growth of 7% from December of 2004 to December of 2005.

The Arizona Region

Most of our properties in Arizona are in Phoenix, a market that has been characterized by increasing demand for office, research and development, and industrial space over the past year. Recently, the Phoenix region has shown considerable improvement as evidenced by strong leasing activity experienced in our portfolio, stabilized rental rates, and a slight reduction in leasing concessions. As of December 31, 2005, the approximately 1.8 million square feet of rentable space we own in this region was 94% leased, with approximately 108,000 square feet of vacant space in six properties.

The Colorado Region

All of our properties in Colorado are in the southeast Denver suburban office market. We believe that market conditions in Denver reflect the effects of the significant high-tech and telecommunication job losses experienced in this region during the last several years. However, the southeast Denver market is showing gradual improvement with declining vacancy rates and slightly increasing rental rates. As of December 31, 2005, our Denver operating portfolio, consisting of eight properties totaling approximately 789,000 square feet, was 72% occupied.

Our ten-story office property at 4601 DTC Boulevard was 80% leased to a single tenant under a lease that expired on January 31, 2005, which the tenant opted not to renew. In preparation for this expected vacancy, we made significant capital improvements to the property and began actively marketing the space in 2004. With the addition of replacement leases signed this year, including a 31,366 square-foot lease with a national engineering firm and a 23,108 square-foot lease with a national education company, the property was 79% leased as of December 31, 2005. Additional 2005 capital improvements to this property include a new lobby and entry-way completed in June 2005 and a parking garage expansion which is expected to be completed in early 2006. We expect these additions to further enhance the competitive positioning of this property.

Future Trends and Events

Merger Agreement

On February 10, 2006, we entered into a merger agreement with an affiliate of LBA Realty LLC (LBA). Under the merger agreement, a wholly owned subsidiary of LBA, LBA Realty Fund II – WBP I LLC, will be merged with and into Bedford Property Investors, Inc., and the merged company will continue as the surviving corporation and as a wholly-owned subsidiary of LBA.

Pursuant to the merger agreement, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive $27.00 in cash per share.  Stock options issued and outstanding on the effective date, whether or not exercisable, will be cancelled and the holder of such options will be paid the difference between the merger consideration of $27.00 per share and the exercise price of the option, net of any payroll tax withholding.  Each share of restricted stock issued and outstanding, whether or not vested, will be converted into the right to receive the merger consideration of $27.00 per share.

Our Series A and Series B Cumulative Redeemable Preferred Stock will remain issued and outstanding after the closing of the transaction.

We have made various representations and warranties and covenants in the merger agreement. Several of these covenants pertain to the operation of our business between the execution of the merger agreement and the closing of the merger.  From the date of the signing and up to the effective date of the merger, certain types of activities and transactions will be subject to the approval of LBA, including, among others, acquisitions and dispositions of assets, share repurchases and certain dividend payments. The merger agreement restricts our ability to pay dividends on our common stock, but specifically allows the payment of a $0.21 dividend for the quarter ending March 31, 2006. We expect to declare a dividend in this amount prior to March 31, 2006.

The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, we may be required to pay LBA a termination fee equal to $16.0 million plus documented expenses of up to $3.5 million.  In certain circumstances where the merger agreement is terminated but the termination fee is not payable, we or LBA may be required to reimburse the other party for its fees and expenses incurred in connection with the merger agreement, up to a maximum of $3.5 million.

The merger is conditioned upon, among other things, the adoption of the merger agreement by our stockholders.  We have filed a preliminary proxy statement in connection with the acquisition and anticipate the completion of the transaction to occur late in the second quarter of 2006.

Development and Redevelopment

In response to market conditions, our development activities in 2003 and 2004 were primarily limited to our Jurupa Business Center project in Ontario, California. As of December 31, 2005, the 41,726 square-foot Phase I and the 41,390 square-foot Phase II were 100% leased. In October 2004, we completed construction on the final two phases. As of December 31, 2005, the 15,490 square-foot Phase III was 41% leased and the 24,805 square-foot Phase IV was 100% leased.

In March 2004, we began the redevelopment of our five-building facility in Renton, Washington. The construction process for site work, shell enhancement, construction of lobbies, and the upgrade of common areas is expected to take place over a 48-month period. The construction is being completed in phases, with the completion and leasing of the buildings occurring during the 48-month period. In September 2004, we completed the first phase of this repositioning and began construction on the second and third phases in mid-2005, which were both essentially completed by December 31, 2005. As of December 31, 2005, we have signed 11 leases for an aggregate of 116,098 square feet of space in this complex, or 36% of the total square-footage of 324,287.

In September 2004, we purchased an 83,244 square-foot office/research and development property in Hillsboro, Oregon.  The property was acquired in shell complete condition with the intent to complete the final build-out and lease-up of the building. The expected cost of development to bring this property to operating status is approximately $2.7 million over an 18-month period. This property was approximately 49% leased as of December 31, 2005.

In May 2005, we broke ground on the development of an 88,560 square-foot service/flex building on one of our land parcels in Napa, California. The development project has been named The Vines and was shell complete in December 2005 and has an estimated total cost of approximately $9 million. The property was 35% pre-leased as of February 28, 2006.

In January 2006, we broke ground on the development of a 19,845 square-foot service/flex building on a parcel of land in Las Vegas, Nevada. The expected cost of development to bring the property to operating status is $3.5 million with a projected shell completion date of August 2006.

Capital Expenditures and Development Costs

During 2004 and 2005, we experienced higher than usual lease expirations in our portfolio, and as a result, we have incurred significant capital expenditures during those years. In most instances, these lease expirations occurred in markets that have experienced considerable weakness due to job loss and excess inventory. This market weakness, combined with a higher level of lease expirations, has required us to incur more capital expenditures than we have experienced historically to renew or re-lease these spaces. We may continue to incur significant capital expenditures during 2006, including the cost of leasing commissions and tenant improvements related to renewing or replacing expiring leases given the competitive environment that currently exists in most of our markets.

We also expect to incur substantial costs in 2006 as we continue our current development and redevelopment projects.  These projects include the final build-out and lease-up of Jurupa Phase III in Ontario, California and SunTech III in Hillsboro, Oregon; the redevelopment of Time Square in Renton, Washington; the development of The Vines in Napa, California; and the development of Russell Commerce Center III in Las Vegas, Nevada. In addition, we are also in the process of expanding the parking structure at our 4601 DTC Boulevard property in Denver, Colorado.

While these expected expenditures will require that we manage our capital resources carefully, we believe that we will have sufficient funds to meet our capital needs. We intend to closely monitor these activities and continually assess our actual expenditures against our planned expenditures. During 2006, we plan to spend approximately $20 million in capital expenditures for lease commissions, tenant improvements and building improvements related to operating properties and $10 million in development and redevelopment costs. Pursuant to the terms of the merger agreement, in some cases we may be required to obtain LBA’s consent to make capital expenditures.

Occupancy and Rental Rates

As of December 31, 2005, our operating portfolio occupancy, which excludes properties in lease-up status, was 86%, a five percentage point decrease from the 91% occupancy as of December 31, 2004. During the year ended December 31, 2005, we renewed or re-leased 153 of 191 expiring leases or 71% of our expiring square footage and experienced a 13% decline in weighted average rental rates on these leases.

Leasing

During the years 2006, 2007, and 2008, leases representing 17%, 16%, and 29% of 2005 annualized base rent, respectively, will expire. As of December 31, 2005, the expirations as a percentage of annualized base rent by region are as follows:

	2006	2007	2008
Northern California	5%	5%	9%
Arizona	5%	4%	6%
Southern California	3%	3%	8%
Northwest	2%	1%	3%
Colorado	1%	2%	2%
Nevada	1%	1%	1%
Total	17%	16%	29%

Inflation

We do not believe that inflation has had a material impact on our net income or income from continuing operations during the past three fiscal years.

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

Valuation of Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes the purchase price and other related acquisition costs. In accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” a portion of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Tenant improvement costs are generally recorded as real estate investments at cost, net of amounts reimbursed by the tenant. However, if it is determined that the tenant will be the sole beneficiary of the improvement with no residual value to us, the amount reimbursed by the tenant is recorded as a deferred liability and is amortized to rental income over the term of the related lease. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed as incurred. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate investment costs are depreciated using the straight-line method over the estimated useful life, which is typically 45 years for buildings and improvements and the term of the related lease for tenant improvements.

At each quarter-end, we analyze our real estate investments for potential impairment on a property by property basis.  In making a determination of impairment, we compare the current carrying value of the property with the current fair value, which is calculated by taking the projected net operating income of the property for the following twelve-month period, divided by an estimated market capitalization rate.  If the carrying value exceeds the fair value for any property, a second calculation is performed in which the current carrying value of the property is compared to the sum of the estimated undiscounted cash flows for the following 10-year period plus an estimated residual value in the 11th year.  If this second calculation results in a value that is less than the current carrying value, the property is considered impaired and a loss is recorded.  As of December 31, 2005 and 2004, none of our real estate assets were considered to be impaired. The evaluation of the fair value of individual properties requires significant management judgments and assumptions that affect the amount of any impairment loss that we may recognize. Significant changes in the facts and circumstances underlying these judgments and assumptions in future periods could cause significant impairment adjustments to be recorded.

The acquisition of real estate investments results in the allocation of a portion of the purchase price to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a historical basis prorated over the remaining lease terms. They are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases as follows: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; (iii) fair market value of acquired leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks; and (iv) value of tenant relationships, which reflects estimated future benefits from enhanced renewal probabilities and cost savings in lease commissions and tenant improvements. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the weighted average term of the acquired leases. Fair market value of acquired leases is classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases. Value of tenant relationships is classified as an other asset and is amortized over the anticipated term of the customer relationship, not to exceed the remaining depreciable life of the building.

Classification of Discontinued Operations

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less estimated costs to sell, and such properties are no longer depreciated. We classify real estate assets as held for sale in compliance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and in accordance with our company policy. We present the net operating results of properties held for sale and sold during the year, less allocated interest expense, as income from discontinued operations for all periods presented. The gain on sale of operating properties sold, net of sale costs, is presented as income from discontinued operations. We allocate interest expense based on the percentage of the cost basis of each property held for sale and sold to the total cost basis of real estate assets as of the respective year-end, pro-rated for the number of days prior to sale.

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

Stock Compensation Expense

Beginning January 1, 2003, we voluntarily adopted the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” using the modified prospective method as prescribed in SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123.” In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123, which requires public companies to adopt the fair value based method of accounting for stock-based employee compensation using the modified prospective basis for fiscal years beginning after June 15, 2005. Due to our voluntary adoption of the modified prospective basis of accounting for our stock-based employee compensation upon adoption of SFAS 148 on January 1, 2003, we do not expect the adoption of SFAS 123R on January 1, 2006 to have a material impact on our financial position or results of operations. The modified prospective method provides for the calculation of the compensation expense as if the fair value based accounting method had been used to account for all stock options granted in fiscal years after December 15, 1994. Management is required to make certain assumptions in calculating the amount of any stock-based compensation expense, including assumptions relating to the fair value of options.  In determining the fair value of options, we make assumptions about the future volatility of our stock, the expected term to exercise the options, the expected dividend yields, and the risk-free interest rate.  The underlying assumptions affect amounts reported in future periods.

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

Variances in net income and cash flows for the year ended December 31, 2005 when compared with the same period in 2004 were due primarily to the acquisition, sale, development and redevelopment of operating properties as follows:

	Office Properties		Industrial Properties		Total Operating Properties
	Number of Properties	Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet
Total at January 1, 2004	31	2,797,000	61	5,060,000	92	7,857,000
Activity from January 1, 2004 through December 31, 2004:
Acquisitions (1)	3	371,000	5	439,000	8	810,000
Sales	(5)	(527,000)	(6)	(468,000)	(11)	(995,000)
Development (2)	-	-	2	40,000	2	40,000
Redevelopment (3)	2	113,000	-	-	2	113,000
Transfer to Redevelopment(3)	(1)	(334,000)	(1)	(131,000)	(2)	(465,000)
Total at December 31, 2004	30	2,420,000	61	4,940,000	91	7,360,000

Activity from January 1, 2005 through December 31, 2005:
Sales	(6)	(287,000)	(15)	(859,000)	(21)	(1,146,000)
Redevelopment (3)	3	211,000	1	174,000	4	385,000
Total at December 31, 2005	27	2,344,000	47	4,255,000	74	6,599,000

(1)

One property was acquired on September 27, 2004 as a development project and was 38% leased as of December 31, 2005.

(2)

Properties are included in development based on the date of shell completion.

(3)

One 334,000 square-foot five-building property was transferred from operating to development on March 1, 2004 as a redevelopment project, and one property was acquired on April 21, 2004 as a redevelopment project. Two of the buildings from the five-building property were transferred to operating as lease-up properties in November 2004, two of the buildings were transferred to operating as lease-up properties in November 2005, and one building was fully leased and transferred to operating in September 2005. All five buildings are included in Redevelopment in the table above. The property acquired as a redevelopment project was fully leased and transferred to operating in July 2005.

Comparison of 2005 to 2004

Income from Operations

Income from operations, defined as rental income less rental expenses (which includes operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $4,758,000 or 17% in 2005 compared to 2004. This decrease is attributable to an increase in rental income of $1,696,000, offset by an increase in rental expenses of $6,454,000.

The following table presents the change in income from operations for the twelve months ended December 31, 2005 compared with the same period in 2004, detailing amounts contributed by properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2004 to December 31, 2005 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized(1)	Total

Rental income	$ 5,909	$ 1,059	$ 638	$(5,910)	$ 1,696
Rental expenses: Operating expenses	(1,195)	(448)	(67)	(895)	(2,605)
Real estate taxes	(604)	(89)	(24)	393	(324)
Depreciation and amortization	(2,306)	(532)	(184)	(148)	(3,170)
General and administrative expenses	-	-	-	(355)	(355)
Income from operations	$ 1,804	$ (10)	$ 363	$(6,915)	$ (4,758)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes two properties with a shell completion date of October 18, 2004.

(1)

Includes properties that were fully operating during the years 2004 and 2005.

The increase in rental income of $1,696,000 or 2% is primarily attributable to an increase in rental income resulting from property acquisitions with an aggregate purchase price of approximately $88,900,000 in 2004 and leasing of redeveloped properties, offset by a decrease in rental income on stabilized properties. The decrease in rental income of $5,910,000 on the stabilized properties is generally attributable to decreased rental rates on new and renewed leases, as well as decreased occupancy rates. The single-tenant lease that expired on January 31, 2005 at our 4601 DTC Boulevard property in Denver, Colorado accounted for approximately $3,067,000 or 52% of the rental income decline. During the year ended December 31, 2005, we experienced a 13.4% decline in our weighted average rental rates for renewed and re-leased spaces.

The increase in operating expenses of $2,605,000 or 17% is primarily due to additional operating expenses related to the operating properties acquired in 2004 and increased operating expenses related to the stabilized portfolio. The increase in operating expenses on the stabilized properties is primarily due to increased property management personnel costs associated with our leasing bonus plan and restricted stock expense. Real estate taxes increased $324,000 or 4%, primarily as a result of the 2004 property acquisitions. The increase in depreciation and amortization of $3,170,000 or 13% is primarily due to property acquisitions, as well as the impact of properties recently transferred to the operating portfolio from development and redevelopment.

General and administrative expenses increased $355,000 or 5% in 2005 compared to 2004, primarily resulting from increased professional fees of approximately $641,000 associated with the recently executed merger agreement. This increase is partially offset by decreased personnel costs of approximately $284,000 due to a reduction in the number of employees in 2005.

Interest Expense

Total interest expense decreased $2,353,000 or 10% to $21,985,000 in 2005 from $24,338,000 in 2004, primarily as a result of lower weighted average outstanding balances on our line of credit and mortgages, as well as increased capitalized interest in 2005. Interest expense associated with continuing operations increased $1,364,000 or 8% in 2005 compared with 2004 primarily due to a lower interest allocation to discontinued operations of $2,441,000 in 2005 as compared to $6,158,000 in 2004 as presented in the table below (in thousands):

	2005	2004	Increase (decrease)
Interest expense included in continuing operations	$19,544	$18,180	$ 1,364
Interest expense included in discontinued operations	2,441	6,158	(3,717)

Total interest expense	$21,985	$24,338	$ (2,353)

Discontinued Operations

Discontinued operations for the years ended December 31, 2005 and 2004 includes income from operations for 11 operating properties and a 4.3 acre parcel of land sold in 2004, and 21 operating properties and a 2.91 acre parcel of land sold in 2005. Net operating income relating to all of these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each quarter of 2005 and 2004 were $0.51 per share. In addition, a special dividend of $1.64 per common share was declared in December 2005 and $3.28 per common share was declared in December 2004 as a result of gain on sales of real estate investments. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each quarter of 2005 and 2004. Quarterly dividends on our Series B preferred stock of $0.47656 per share were declared for each quarter of 2005. Quarterly dividends on our Series B preferred stock of $0.5242 per share were declared for the second quarter of 2004 and $0.47656 per share for the third and fourth quarters of 2004.

Comparison of 2004 to 2003

Income from Operations

Income from operations, defined as rental income less rental expenses (which include operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses), decreased $3,862,000 or 12% in 2004 compared to 2003. This decrease is attributable to an increase in rental income of $9,677,000, offset by an increase in rental expenses of $13,539,000.

The following table presents the change in income from operations for the twelve months ended December 31, 2004 compared with the same period in 2003, detailing amounts contributed from properties acquired, properties redeveloped, properties developed, and properties that remained stable during the period from January 1, 2003 to December 31, 2004 (in thousands):

	Acquisitions	Redevelopment+	Development++	Stabilized (1)	Total

Rental income	$14,977	$(2,844)	$ 414	$(2,870)	$ 9,677
Rental expenses: Operating expenses	(2,568)	(160)	(60)	(445)	(3,233)
Real estate taxes	(1,221)	(120)	(5)	7	(1,339)
Depreciation and amortization	(6,446)	428	(242)	(742)	(7,002)
General and administrative expenses	-	-	-	(1,965)	(1,965)
Income from operations	$ 4,742	$(2,696)	$ 107	$(6,015)	$(3,862)

+

Includes one five-building property transferred from operating to development on March 1, 2004, and one property acquired for redevelopment on April 21, 2004.

++

Includes one property with a shell completion date of January 1, 2003 and two properties with a shell completion date of October 18, 2004.

(1)

Includes properties that were fully operating during the years 2003 and 2004.

The increase in rental income of $9,677,000 or 13% is primarily attributable to an increase in rental income resulting from property acquisitions with an aggregate purchase price of approximately $88,900,000 in 2004 and $85,125,000 in 2003, offset by a decrease in rental income on stabilized properties. The decrease in rental income of $2,870,000 on the stabilized properties is generally attributable to decreased rental rates on new and renewed leases, as well as decreased occupancy rates. During the year ended December 31, 2004, we experienced a 15.8% decline in our weighted average rental rates for renewed and re-leased spaces.

The increase in operating expenses of $3,233,000 or 27% is primarily due to additional operating expenses related to the operating properties acquired in 2004 and 2003, and increased operating expenses related to the stabilized portfolio. The increase in operating expenses on the stabilized properties is primarily due to increased property management personnel costs resulting from the accrual of employee bonuses for the year 2004. Employee bonuses were not accrued for the 2003 performance year. Real estate taxes increased $1,339,000 or 17%, primarily as a result of the 2004 and 2003 property acquisitions. The increase in depreciation and amortization of $7,002,000 or 40% is primarily due to property acquisitions, as well as increased spending on capital improvements related to the stabilized portfolio.

General and administrative expenses increased $1,965,000 or 34% in 2004 compared to 2003, primarily as a result of bonus accruals for 2004 of approximately $935,000, increased accounting fees of approximately $319,000, increased professional fees of approximately $435,000, and increased restricted stock vesting expense of $291,000.

Interest Expense

Total interest expense increased $2,381,000 or 11% to $24,338,000 in 2004 from $21,957,000 in 2003, primarily as a result of a higher weighted average outstanding mortgage balance in 2004 for the financing of property acquisitions in the fourth quarter of 2003 and in 2004. Interest expense for continuing operations and amounts allocated to discontinued operations is presented in the table below (in thousands):

	2004	2003	Increase (decrease)
Interest expense included in continuing operations	$18,180	$15,978	$ 2,202
Interest expense included in discontinued operations	6,158	5,979	179

Total interest expense	$24,338	$21,957	$ 2,381

Discontinued Operations

Discontinued operations for the years ended December 31, 2004 and 2003 includes income from operations for 11 operating properties and a 4.3 acre parcel of land sold in 2004, and 21 operating properties and a 2.91 acre parcel of land sold in 2005. Net operating income relating to all of these properties is classified as discontinued operations for all periods presented.

Dividends

Common stock dividends to stockholders declared for each quarter of 2004 were $0.51 per share. In addition, a special dividend of $3.28 per common share was declared in December 2004 as a result of gain on sales of real estate investments.  Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share and $0.51 per share for the third and fourth quarters of 2003. Quarterly dividends on our Series A preferred stock of $1.09375 per share were declared for each quarter of 2004. In 2003, quarterly dividends on our Series A preferred stock were $0.8507 for the third quarter and $1.09375 for the fourth quarter. Quarterly dividends on our Series B preferred stock of $0.5242 per share were declared for the second quarter of 2004 and $0.47656 per share for the third and fourth quarters of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Net cash provided by operating activities decreased approximately $22,927,000 to $29,295,000 for the year ended December 31, 2005 as compared to $52,222,000 for the same period in 2004. This decrease was primarily due to decreased rental receipts of approximately $24,031,000 resulting from the sale of 11 operating properties in December 2004 and 21 operating properties in 2005. The decrease in cash provided by operating activities is also due to increased payments of operating expenses of approximately $5,365,000 primarily due to timing of cash payments and the impact of the acquisition of six operating properties in 2004. We also paid additional general and administrative costs of approximately $1,033,000, primarily due to employee bonuses for 2004 that were paid in January 2005. These decreases in cash provided by operating activities were partially offset by reduced payments of operating expenses of approximately $5,821,000 in 2005 as compared to 2004 for the properties sold in 2004 and 2005, and reduced interest payments of approximately $2,079,000 in 2005 due to debt paydown in December 2004 and in 2005 with sales proceeds.

Investing Activities

Net cash provided by investing activities increased approximately $55,397,000 to $107,911,000 for the year ended December 31, 2005 as compared to $52,514,000 for the same period in 2004. The increase in cash provided by investing activities was primarily due to a decrease in payments for acquisitions of $101,994,000 in 2005 as compared to 2004 and proceeds from a note receivable related to a property sold in 2004 of $6,545,000 in 2005, offset by increased payments for capital expenditures and redevelopment costs of approximately $26,712,000 in 2005 and reduced proceeds from property sales of $26,430,000 in 2005. We acquired six operating properties, a redevelopment property, a development property, and three land parcels in 2004 for approximately $102,967,000 compared to the acquisition of two land parcels in 2005 for approximately $973,000.

Financing Activities

Net cash used in financing activities increased approximately $71,487,000 to $159,603,000 for the year ended December 31, 2005 as compared to $88,116,000 for the same period in 2004. The increase in cash used in financing activities was partly due to increased dividend payments in 2005 for the special dividend of approximately $53,548,000 paid in January 2005 resulting from 2004 gains on sales.  It is also due to increased mortgage payments of $45,158,000 resulting from the payment of three mortgages that matured and the paydown of two mortgages for a total of approximately $67,844,000 in 2005, as compared to the paydown of three mortgages in 2004 for approximately $22,686,000. In addition, cash provided by financing activities in 2004 included funding from the Series B preferred stock offering of approximately $57,769,000. These increases in cash used in 2005 as compared to 2004 were partially offset by cash provided by increased net borrowings of approximately $86,128,000 on our credit facility in 2005 to fund the special dividend, the payment of the mortgage maturities, and the share repurchases.

Available Borrowings, Capital Resources, and Cash Balances

We expect that our cash flow from operations and borrowings under our credit facility will be sufficient to meet our short-term and long-term liquidity needs as well as our capital requirements, including the funding of capital expenditures, repayment of indebtedness, development of properties, and dividends.

Our line of credit, which has a total commitment of $150 million plus an accordion feature for expansion of $50 million, had an outstanding balance of $17,151,000 and letters of credit issued and undrawn of approximately $5,526,000 at December 31, 2005. The borrowing capacity, which is calculated as the lender’s approved parcel value of the collateral pool less the outstanding balance of the line of credit and the issued and undrawn letters of credit, was approximately $103,665,000 as of December 31, 2005. We anticipate utilizing this available borrowing capacity to fund our investing activities in 2006, including estimated development and redevelopment costs of approximately $10 million and estimated capital expenditures of approximately $20 million. Pursuant to the terms of the merger agreement, in some cases we may be required to obtain LBA’s consent to incur additional indebtedness.

As of December 31, 2005, we had approximately $1,821,000 in cash and cash equivalents. Cash includes approximately $612,000 held in an investment account investing in money market instruments backed by U.S. government short-term securities. The balance of the cash is in a demand deposit account which is used to fund our disbursements.

Debt Financing

Our ability to continue to finance operations is subject to several uncertainties. For example, our ability to obtain mortgage loans on income producing property is dependent upon our ability to attract and retain tenants and the economics of the various markets in which the properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. Approximately 94% of our real estate investments served as collateral for our existing mortgage indebtedness and available borrowing under our credit facility as of December 31, 2005.

We currently have a revolving credit facility with a bank group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line with an accordion feature that allows us at our option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level. As of December 31, 2005, the facility had an outstanding balance of $17,151,000 and an effective interest rate of 5.62%.

On June 1, 2005, we paid off a 7.17% fixed rate mortgage that had matured for approximately $24,454,000 with sale proceeds and funding from our credit facility. On June 21, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,930,000 with proceeds from the sale of operating properties.

On August 22, 2005, we paid off a floating rate mortgage with interest swapped to a fixed rate of 2.995% that matured on September 1, 2005 for approximately $11,255,000 with sale proceeds and funding from our credit facility.

On November 1, 2005, we paid off a 4.61% fixed rate mortgage that matured for approximately $16,615,000 with funding from our credit facility.

On December 15, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,840,000 with proceeds from the sale of operating properties. On December 20, 2005, we paid down a 4.60% fixed rate mortgage in the amount of $1,750,000 with proceeds from the sale of operating properties.

Mortgage loans payable at December 31, 2005 consist of the following (in thousands):

				Collateral as of December 31, 2005
Lender	Maturity Date	Interest Rate at December 31, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
Prudential Insurance	July 31, 2006	8.90%	$ 7,176	1	2.18%	1.89%
Prudential Insurance	July 31, 2006	6.91%	12,159	2	4.65%	3.57%
Union Bank	November 19, 2006	5.46%(1)	5,752	3	2.32%	1.93%
TIAA-CREF	December 1, 2006	7.95%	19,993	2	6.42%	5.26%
TIAA-CREF	June 1, 2007	7.17%	32,775	5	9.82%	8.31%
John Hancock	December 1, 2008	4.60%	10,050	4	2.52%	2.99%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,549	1	0.97%	0.87%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,401	*	*	*
TIAA-CREF	June 1, 2009	7.17%	38,282	7	7.36%	11.11%
John Hancock	December 1, 2010	4.95%	27,900	3	8.02%	6.02%
Washington Mutual	August 1, 2011	5.34%(2)	15,500	5	0.97%	6.02%
Woodmen of the World	July 1, 2012	7.23%	6,897	1	1.55%	1.17%
TIAA-CREF	April 1, 2013	5.60%	46,707	5	10.08%	7.52%
Bank of America	November 1, 2013	5.45%	9,889	1	2.47%	2.33%
Bank of America	December 1, 2013	5.55%	11,400	4	3.56%	3.06%
JP Morgan	December 1, 2013	5.74%	24,382	1	7.63%	4.77%
Thrivent Financial	August 15, 2029	5.60%	7,856	1	1.52%	1.81%
	Total		$279,668	46	72.04%	68.63%

+

Interest rates are fixed unless otherwise indicated by footnote.

 (1)

Floating rate based on LIBOR plus 1.60%. The current rate of 5.46% is fixed until June 16, 2006, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

 (2)

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

The 46 operating properties that served as collateral for our mortgages had a net book value of approximately $440,505,000 as of December 31, 2005. We were in compliance with the covenants and requirements of our various mortgage loans payable during the years ended December 31, 2005 and 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at December 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods assuming we do not consummate our acquisition by LBA as presently contemplated (in thousands):

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Bank loan payable	$ -	$ 17,151	$ -	$ -	$ 17,151
Mortgage loans payable	49,393	49,878	70,704	109,693	279,668
Interest obligations on bank loan and mortgage loans	17,698	24,078	16,835	17,782	76,393
Construction contract commitments	4,567	-	-	-	4,567
Stand-by letters of credit	5,526	-	-	-	5,526
Total	$ 77,184	$ 91,107	$ 87,539	$127,475	$383,305

RELATED PARTY TRANSACTIONS

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our Board of Directors, Martin I. Zankel, is a partner. During the years ended December 31, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $81,000, respectively. During the year ended December 31, 2005, no payments were made to the firm.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

As of December 31, 2005, we had outstanding undrawn letters of credit against our credit facility of approximately $5,526,000. The letters of credit were required by one of our lenders as substitution for insurance and real estate impound accounts, as security for seismic upgrade obligations on a collateral property, and for a lower than required debt service ratio on one of our loans.

FINANCIAL PERFORMANCE

Our Funds From Operations (FFO) during the three and twelve months ended December 31, 2005 was $6,275,000 and $26,760,000, respectively. During the same periods in 2004, FFO was $5,316,000 and $40,250,000, respectively. Although FFO is not a financial measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), we believe that FFO may be an appropriate alternative measure of the performance of an equity REIT. Management believes the presentation of this information along with the required GAAP presentation provides the reader and the investment community with an additional measure to compare the performance of equity REITs. The exclusion of gains and losses related to sales of our real estate assets and the exclusion of depreciation expense as a non-operating cost can provide a comparison of the operating performance of our real estate investments between periods and among other REITs. FFO is generally defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with GAAP), excluding extraordinary items and gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We computed our FFO in accordance with this definition. FFO does not represent cash generated by operating activities in accordance with GAAP; it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to our presentation. The most directly comparable financial measure calculated in accordance with GAAP to FFO is net income. The following table sets forth a reconciliation of net income to FFO for the three and twelve months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2005	2004	2005	2004
Funds From Operations (in thousands, except share amounts):
Net income	$ 21,106	$ 71,958	$ 44,485	$ 88,845
Preferred dividends – Series A	(881)	(1,761)	(3,522)	(4,402)
Preferred dividends – Series B	(1,144)	(2,288)	(4,575)	(3,546)
Net income available to common stockholders	19,081	67,909	36,388	80,897
Adjustments: Depreciation and amortization:
Continuing operations	7,078	6,572	27,544	24,374
Discontinued operations	113	1,070	1,808	5,214
Gain on sale of operating properties	(19,997)	(70,235)	(38,980)	(70,235)
Funds From Operations	$ 6,275	$ 5,316	$ 26,760	$ 40,250
Weighted average number of common shares – diluted	15,543,978	15,923,104	15,731,965	16,078,939

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

We monitor our interest rate risk using a variety of techniques. The table below presents the principal amounts and related weighted average annual interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	Twelve Month Period Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Variable rate debt	$ 6,403	$17,837	$ 724	$ 763	$ 805	$ 11,871	$ 38,403	$ 38,403
Weighted average interest rate	5.45%	5.61%	5.34%	5.34%	5.34%	5.34%	5.48%	5.48%
Fixed rate debt	$42,990	$35,014	$13,454	$40,004	$29,132	$ 97,822	$258,416	$258,067
Weighted average interest rate	7.69%	7.09%	5.02%	7.07%	5.01%	5.71%	6.32%	5.95%

As the table incorporates only those exposures that existed as of December 31, 2005, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates. If interest rates were to increase by 10%, or an average of 55 basis points, interest expense on our outstanding variable rate debt would increase by approximately $207,000 annually.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on management’s assessment, we have concluded that as of December 31, 2005, the company’s internal control over financial reporting was effective.

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

Our management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

INFORMATION ABOUT OUR BOARD OF DIRECTORS

The following persons serve as our directors:

Name	Age	Business Experience	Director Since
Peter B. Bedford	67

Mr. Bedford has been the chairman of our board since May 1992 and chief executive officer since November 1992. Mr. Bedford has been engaged in the commercial real estate business, primarily in the Western United States, for over 43 years and has been responsible for the acquisition, ownership, development and management of an aggregate of over 26 million square feet of industrial, office and retail properties, as well as land, in 14 states. Mr. Bedford serves on the board of directors of Bixby Ranch Company, a real estate investment company, and is an advisor to First American Title Guarantee Co., a title insurance company. Mr. Bedford is currently chairman of the Board of Overseers of the Hoover Institution. Mr. Bedford is the recipient of numerous awards recognizing his contributions to the real estate industry and serves as a governor of the Urban Land Institute Foundation. His previous experience also includes serving on the board of directors of the Bank of America from 1986 to 1999 and on the board of Kaiser Aluminum & Chemical Company from 1980 to 1986. He has served as the Chairman of the Real Estate Advisory Board of the Wharton School of Business. Mr. Bedford received his B.A. in Economics from Stanford University.

			1991
Peter Linneman	54

Dr. Linneman is the Albert Sussman Professor of Real Estate and Public Policy at the Wharton School of Business of the University of Pennsylvania. He is founding editor of the Wharton Real Estate Review and for 13 years served as the Director of Wharton’s Samuel Zell and Robert Lurie Real Estate Center and was the founding Chairman of Wharton’s Real Estate Department. Mr. Linneman is the principal of Linneman Associates, a consulting firm. He currently serves as a director of Equity One, Inc., a shopping center REIT, and as a director of JER Investors Trust Inc., a specialty real estate finance company, and has served as Chairman of Rockefeller Center Properties REIT, Vice Chairman of Amerimar Realty and a Senior Managing Director of Equity Group Investments. Mr. Linneman received a B.A. in Economics from Ashland University and his M.A. and Ph.D. in Economics from the University of Chicago.

			2003

Bowen H. McCoy	68

Mr. McCoy spent 28 years with Morgan Stanley, 20 years as an owner, where he directed real estate finance activities for 13 years and West Coast operations for 5 years. He has served on the board of several privately or publicly held real estate firms, including Irvine Apartments REIT, Trammell Crow Commercial Company, Bixby Ranch Company, Outrigger Hotels Hawaii, Brooks Harvey Realty Investors and Welk Family Interests. As an investment banker, he supervised the initial public offerings for five REITs as well as the merger or going private of five REITs. He has served as Trustee of the Urban Land Institute, President of the ULI Foundation and President of the Counselors of Real Estate. He has served as a member of the Executive Committee of the Hoover Institution, as Chairman of the Stanford University Center for Economic Policy Research and as President of the Stanford Alumni Association, as well as Chairman of the Hollywood Bowl and of the Los Angeles American Red Cross. He has taught at graduate business schools, including UCLA, USC, Notre Dame and Stanford. He received a B.S. in Economics from Stanford University and an M.B.A. from the Harvard Business School.

		2003
Thomas H. Nolan, Jr.	48

Mr. Nolan is a Principal and the Chief Financial Officer of Loreto Bay Company, a real estate development company. Loreto Bay Company is a Scottsdale, Arizona based company that is the master developer of The Villages of Loreto Bay, a seaside resort community in California Baja Sur, Mexico. Before joining Loreto Bay Company in 2004, Mr. Nolan was a Principal of AEW Capital Management, L.P. (AEW), a national real estate investment adviser, and President and Senior Portfolio Manager of the AEW Partners Funds. Mr. Nolan joined AEW in 1984. Mr. Nolan’s responsibilities included the oversight of investments made by certain partnerships managed by AEW. Prior to joining AEW, Mr. Nolan spent 5 years at Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Nolan is also a director of General Growth Properties, Inc. and a member of the North American Advisory Board of the Michael Smurfit Graduate School of Business at the University College Dublin, Ireland. He earned a B.B.A. in Business Administration from the University of Massachusetts.

		1995
Martin I. Zankel, Esq.	71

 Mr. Zankel is Senior Principal in the law firm of Bartko, Zankel, Tarrant & Miller. In addition, Mr. Zankel has more than 40 years of experience as a real estate investor and developer, including serving as chairman of the board and chief executive officer of Landsing Pacific Fund, Inc., a REIT (ASE); and managing member of ZORO, LLC, a developer of San Francisco multi-media real estate facilities. Mr. Zankel is a past President of the board of trustees of the Berkeley Repertory Theater and former member of the board of trustees of the NPR Foundation (National Public Radio). He received a B.S. in Economics from the Wharton School of Commerce and Finance at the University of Pennsylvania and a J.D. from the Hastings College of the Law at the University of California in San Francisco.

		1992

INFORMATION ABOUT OUR OFFICERS

The following persons serve as our executive officers:

Name and Title	Age	Business Experience
Peter B. Bedford Chief Executive Officer	67

Mr. Bedford has been the Chairman of our board since May 1992 and chief executive officer since November 1992. Mr. Bedford has been engaged in the commercial real estate business, primarily in the Western United States, for over 43 years and has been responsible for the acquisition, ownership, development and management of an aggregate of over 26 million square feet of industrial, office and retail properties, as well as land, in 14 states. Mr. Bedford serves on the board of directors of Bixby Ranch Company, a real estate investment company, and is an advisor to First American Title Guarantee Co., a title insurance company. Mr. Bedford is currently chairman of the Board of Overseers of the Hoover Institution. Mr. Bedford is the recipient of numerous awards recognizing his contributions to the real estate industry and serves as a governor of the Urban Land Institute Foundation. His previous experience also includes serving on the board of directors of the Bank of America from 1986 to 1999 and on the board of Kaiser Aluminum & Chemical Company from 1980 to 1986. He has served as the chairman of the Real Estate Advisory Board of the Wharton School of Business. Mr. Bedford received his B.A. in Economics from Stanford University.

Stephen M. Silla Executive Vice President and Chief Operating Officer	54

Mr. Silla has served as one of our executive vice presidents and chief operating officer since January 24, 2005 and senior vice president of acquisitions since September 2002. From December 1998 through August 2002, he served as a vice president of Bedford Acquisitions, Inc., a company wholly owned by Peter Bedford. From 1992 to 1998, Mr. Silla served as vice president and general manager for Kemper Real Estate Management Company and ZKS Real Estate Partners, both of which were affiliates of Zurich/Kemper Life Insurance, where he was responsible for development, leasing and sales of all of Zurich/Kemper’s real estate in Hawaii. From 1986 to 1992, Mr. Silla was vice president and regional manager of Bedford Properties Holdings, Ltd., a company wholly owned by Mr. Bedford, in Southern California and Hawaii. From 1990 to 1991, he served on the board of directors of the Rancho California Water District. He received a B.S. in Engineering from the University of California at Davis and an M.B.A. from St. Mary’s College.

Dennis Klimmek Executive Vice President, General Counsel and Secretary	61

Mr. Klimmek has served as one of our executive vice presidents since March 13, 2003, and secretary and general counsel since September 2002. From September 2002 to March 2003, Mr. Klimmek served as our senior vice president. From October 1997 through August 2002, he served in various capacities, including as vice president, secretary and general counsel, at Bedford Acquisitions, Inc., a company wholly owned by Peter Bedford. From 1992 to 1997, Mr. Klimmek served as vice president and general counsel of Kemper Real Estate Management Company and its affiliated real estate companies, which included real estate development, management and home building companies. From 1986 to 1992, he was vice president and general counsel of Bedford Properties Holdings, Ltd., a company wholly owned by Mr. Bedford. Mr. Klimmek has been a member of the California Bar since 1974. He received a B.S. in Business Administration from Pepperdine University, a M.S. in Engineering from the University of Southern California and a J.D. from Loyola University.

Hanh Kihara Senior Vice President and Chief Financial Officer	58

Ms. Kihara has been our senior vice president and chief financial officer since January 1999. From May 1993 to December 1998, Ms. Kihara served as our vice president and controller. From 1990 to 1993, she was controller and assistant controller of Bedford Properties Holdings, Ltd., a company wholly owned by Mr. Bedford. From 1986 to 1990, Ms. Kihara was a manager at Armstrong, Gilmour & Associates, a certified public accounting firm. Ms. Kihara has been a Certified Public Accountant since 1989. Ms. Kihara received a B.S. in Administration and Accounting from California State University of Hayward.

The following persons serve as our officers:

Krista Rowland Vice President and Controller	40

Ms. Rowland has been our vice president and controller since January 1999. From May 1996 to December 1998, she served as our assistant controller. From 1992 to 1996, Ms. Rowland served as portfolio accounting manager of Kemper Real Estate Management Company of Lafayette, California. From 1990 to 1992, Ms. Rowland was a Senior Accountant for Armstrong, Gilmour & Associates, a certified public accounting firm. Ms. Rowland received a B.B.A. in Accounting from the University of North Florida in Jacksonville and has been a Certified Public Accountant in the State of California since 1992.

Andy Albrecht Vice President and Regional Manager of the Northwest Region	40

Mr. Albrecht has been our vice president and regional manager for the Northwest Region since January 2003. He joined us in August 2000 as vice president and area manager. Prior to joining us, Mr. Albrecht was employed by Orca Enterprises, LLC in real estate development and management in the Puget Sound area from 1999 to 2000. From 1998 to 1999, Mr. Albrecht was real estate manager for Paccar Automotive, Inc., where his duties included property transactions, leasing and project management in the western United States. From 1989 to 1998, Mr. Albrecht was property manager and leasing agent for Morris Piha Management Group, Inc. Mr. Albrecht received a B.A. in Political Science from the University of Washington.

Henry Baldenegro Vice President and Regional Manager of the Southwest Region	59

Mr. Baldenegro has been our vice president and regional manager of the Southwest Region since January 2002. Mr. Baldenegro joined us in May of 1996 as area manager of the Southwest Region. During this period, Mr. Baldenegro has been responsible for the asset management of a portfolio in excess of 1.5 million square feet of suburban office, R&D, warehouse and service buildings. In the five and one-half years immediately prior to joining us, Mr. Baldenegro was property manager for Kemper Real Estate Management Company. Prior to that, Mr. Baldenegro spent 10 years as senior marketing consultant with Grubb & Ellis, a real estate brokerage company, and 10 years with the Xerox Corporation as a sales executive.

Linda Mott Vice President and Regional Manager of the Denver Region	42

Ms. Mott has been our vice president and regional manager since January 2004, vice president and area manager since January 2003 and area manager since January 2002. She joined us in July 2000 as a property manager. In the two years immediately prior to joining us, Ms. Mott was an asset manager for BetaWest, Inc., a real estate asset management firm. From 1989 to 1998, she was a property manager for BetaWest, Inc. She earned her B.S. in Business Administration at The University of Colorado at Denver and has the CCIM designation. She is a member of NAIOP and has an RPA designation from the Building Owners and Managers Institute.

Mark Yorita Vice President and Regional Manager of the Southern California Region	49

Mr. Yorita has been our vice president and regional manager for Southern California since June 1997 and regional manager for Southern California since May 1994. From August 1992 to April 1994, he served as senior project manager for Kemper Real Estate Management Company. From May 1988 to July 1992, he served as senior development and property manager for Bedford Properties Holdings, Ltd., a company wholly-owned by Mr. Bedford. Mr. Yorita has worked in the real estate industry since 1986. Prior to that he worked in various capacities in the construction industry for Standard Oil of Ohio and Fluor Corporation. Mr. Yorita received an M.B.A. from the University of California at Berkeley and a B.S. in Engineering from University of Hawaii.

INDEPENDENCE, FINANCIAL LITERACY AND FINANCIAL EXPERT

Messrs. Nolan, Linneman and McCoy serve as members of our audit committee. Each member of our audit committee is independent and financially literate, as independence and financial literacy are defined in the listing standards of the New York Stock Exchange. Each member of our audit committee also meets the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our board has determined that Mr. Nolan qualifies as our audit committee’s financial expert, as defined under the rules of the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and any person who owns more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and significant stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of copies of such reports furnished to us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and significant stockholders during the fiscal year ended December 31, 2005 were satisfied, except Mr. Linneman and Mr. McCoy filed late reports covering the deferral of their meeting fees into phantom stock units with respect to one transaction, and Mr. Nolan and Mr. Zankel covering the vesting of restricted stock with respect to one transaction.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and controller, as well as a set of corporate governance guidelines. A copy of each of the code and the guidelines are available on our website or a printed copy may be requested from us by any of our stockholders. The address of our website is www.bedfordproperty.com. Other than the information expressly set forth in this filing on Form 10-K, the information contained, or referred to, on our website is not incorporated herein.

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS

Prior to March 23, 2005, members of our board who were not our employees were paid an annual retainer fee of $20,000 and an additional fee of $2,500 for each board meeting attended. Any non-employee director attending in person a duly constituted meeting of a committee of our board of which such director was a member received, in addition to any other fees to which he may have been entitled, a separate meeting attendance fee equal to $1,000 for his attendance in person at any such committee meeting not held on the same day, the day preceding or the day following a regular or special meeting of our board. Any non-employee member of our board who participated in a regular or special meeting of our board by conference telephone or similar communications equipment received $600 for each such meeting. The chairman of our audit committee received an additional $8,000 annually for work on that committee. The chairman of our compensation committee received an additional $3,000 annually for work on that committee. The chairman of our nominating and corporate governance committee received an additional $3,000 annually for work on that committee. On March 23, 2005, our compensation committee recommended, and our board approved, effective as of March 23, 2005, the following revised cash payments to non-employee members of our board and its committees: (i) members of our board who are not our employees will be paid an annual retainer of $25,000 and an additional fee of $2,500 for each regular board meeting attended and $1,000 for each special board meeting attended (in each case, whether attended in person or by telephone); (ii) each member of our audit committee, compensation committee and investment committee will be paid an attendance fee of $1,000, and each member of our nominating and corporate governance committee will be paid an attendance fee of $500, for each committee meeting attended (whether by person or by telephone) by such member, including for attendance at committee meetings held on the same day as a regularly scheduled board meeting; and (iii) the chairman of each of our audit committee, our compensation committee and our nominating and corporate governance committee will receive an additional annual payment of $10,000, $5,000 and $3,000, respectively, for their work on those committees. Non-employee directors are reimbursed for out-of-pocket expenses in connection with attendance of meetings. If a non-employee director travels to conduct a site inspection of a property to be acquired by us, such director is paid $1,000 per day and reimbursed for related travel expenses. Non-employee directors receive no other cash compensation for their services on our behalf.

Pursuant to our Amended and Restated 2002 Directors’ Stock Plan, all directors (whether or not employed by us) receive annual grants of 1,000 shares of our restricted common stock upon reelection, and newly elected members receive 2,000 shares of our restricted common stock upon their election to our board. These shares vest in equal installments over a five-year period, subject to the director’s continued service with us. In addition, under this plan directors may defer receipt of all or part of their annual retainer and meeting fees and convert them into either phantom cash amounts or phantom stock units, or both, which are credited to such director’s account with us. During 2003, 2004 and 2005, Messrs. Linneman and McCoy elected to have their annual retainer and meeting fees deferred pursuant to this plan and converted into phantom stock units representing 4,424 and 4,120 shares of our common stock, respectively. The number of phantom stock units credited to a director’s account is determined by dividing the amount of the deferred fees by the fair market value of a share of our common stock as of the date of crediting. Phantom stock units were settled by the delivery to the director of a corresponding number of shares of our common stock on February 22, 2006.

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS

Summary Compensation Information

The following table sets forth information regarding the compensation paid by us for services rendered during the past three fiscal years for our chief executive officer and our three executive officers who were employed by us as of December 31, 2005 (collectively, the Named Executive Officers).

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (1)	Options		All Other Compensation
Peter B. Bedford	2005	$300,000	$200,000	$647,500	-		$26,678(2)
Chief Executive Officer	2004	300,000	200,000	838,817	-		23,632(2)
	2003	200,000	-	725,250	10,000	(3)	17,232(2)

Stephen M. Silla	2005	200,000	195,000	250,400	-		21,278(4)
Executive Vice President and	2004	175,000	160,000	270,000	-		18,732(4)
Chief Operating Officer	2003	175,000	-	178,500	-		16,632(4)

Dennis Klimmek	2005	185,000	150,000	250,400	-		21,278(5)
Executive Vice President,	2004	175,000	130,000	281,363	-		18,732(5)
General Counsel and Secretary	2003	175,000	-	178,500	-		17,232(5)

Hanh Kihara	2005	185,000	136,200	250,400	-		21,278(5)
Senior Vice President and	2004	175,000	120,000	270,000	-		18,732(5)
Chief Financial Officer	2003	175,000	-	178,500	-		17,232(5)

(1)

Valued using the closing price per share of our common stock on the date of grant. Restricted stock granted in years prior to 2004 vests 13% each anniversary of the date of grant for the first four years following the date of the grant, with the remaining 48% vesting on the fifth anniversary of the grant. Restricted stock granted on January 15, of each of 2005 and 2004, for 2004 and 2003 performance, respectively, vests 10% each anniversary of the date of grant for the first six years following the date of the grant, with the remaining 40% vesting on the seventh anniversary of the grant. Dividends will be paid to the Named Executive Officers on the shares of restricted stock. The aggregate number of shares of restricted stock held by the Named Executive Officers as of December 31, 2005 and the aggregate cash value of those shares, based on the closing price of $21.94 per share of our common stock on December 31, 2005, are as follows:

Named Executive Officer	Aggregate Number of Shares of Restricted Stock as of December 31, 2005	Aggregate Cash Value of All Restricted Stock as of December 31, 2005

Peter B. Bedford	128,886	$2,827,759
Stephen M. Silla	34,575	758,576
Dennis Klimmek	32,447	711,887
Hanh Kihara	31,171	683,892

(2)

Represents auto allowance of $13,050, $11,500 and $6,600 in 2005, 2004 and 2003, premiums paid by us for term life insurance of $128 in 2005 and $132 per year in 2004 and 2003, and matching contributions under our 401(k) Plan of $13,500, $12,000 and $10,500 in 2005, 2004 and 2003.

(3)	Represents stock options granted pursuant to our equity compensation plans for our directors, which options vest in full and become exercisable six months after the date of grant.

(4)

Represents auto allowance of $7,650, $6,600, and $6,000 in 2005, 2004 and 2003, premiums paid by us for term life insurance of $128 in 2005 and $132 per year in 2004 and 2003, and matching contributions under our 401(k) Plan of $13,500, $12,000, and $10,500 in 2005, 2004 and 2003.

(5)

Represents auto allowance of $7,650 in 2005 and $6,600 per year in 2004 and 2003, premiums paid by us for term life insurance of $128 in 2005 and $132 per year in 2004 and 2003, and matching contributions under our 401(k) Plan of $13,500, $12,000, and $10,500 in 2005, 2004 and 2003.

Option Grant Information

No options were granted during 2005 to the Named Executive Officers.

Aggregate Option Exercises in Last Fiscal Year and Year-End Value Information

The following table sets forth information regarding the number of shares acquired and value realized for options exercised by the Named Executive Officers during the year ended December 31, 2005 and the number and aggregate dollar value of unexercised options held at the end of 2005.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter B. Bedford	5,000	$26,175	5,000	5,000	$ -	$ -
Stephen M. Silla	3,750	19,631	3,750	3,750	-	-
Dennis Klimmek	3,750	18,244	3,750	3,750	-	-
Hanh Kihara	3,750	18,094	3,750	3,750	-	-

(1)

For all unexercised options, the values are based upon the fair market value of our common stock at December 31, 2005 of $22.04 per share (being the average of the high and low prices on that trading day).  Because the market value per share of $22.04 was less than the exercise price per share for the exercisable and unexercisable options listed above, there was no value to these options.

EMPLOYMENT AGREEMENT WITH THE CHIEF EXECUTIVE OFFICER

We entered into an employment agreement with Mr. Bedford on February 17, 1993 and amended the agreement on September 18, 1995, July 15, 2003 and February 4, 2005. Pursuant to the employment agreement, as amended, Mr. Bedford will serve as the chairman of our board and our chief executive officer until the agreement’s expiration on December 31, 2007. Under the employment agreement, we will pay Mr. Bedford a salary of not less than $150,000 per annum, plus automobile and parking allowances. The employment agreement provides that we will pay Mr. Bedford a severance payment equal to his base salary in the event that we terminate his employment without cause or by Mr. Bedford for good reason or Mr. Bedford resigns following a change of control of the company. The agreement defines a “change of control” as a transaction not approved by a majority of our board that results in the acquisition by any person of 35% of our voting stock, other than persons who had such voting control at the time the agreement was originally entered into.

CHANGE OF CONTROL SEVERANCE AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

On February 10, 2006, our compensation committee and our board of directors approved a form change of control severance agreement to be entered into with each of the Named Executive Officers. Each of the Named Executive Officers has since executed such an agreement. These agreements provide for the payment of certain benefits to a Named Executive Officer upon specified terminations of employment following a change of control, including the voluntary resignation of such Named Executive Officer following a change in control. The benefits include a lump sum payment consisting of (i) an amount equal to the Named Executive Officer’s base salary and bonus multiplied by a factor that varies among the Named Executive Officers (3.0X for Mr. Bedford and 1.5X for Ms. Kihara and Messrs. Silla and Klimmek, respectively) and (ii) a pro-rata bonus based upon the number of days worked in the year in which the termination occurs, as well as continued medical, dental and vision insurance benefits. To receive benefits under the change of control severance agreements, a Named Executive Officer must execute a release of claims and agree to refrain from taking certain competitive actions in relation to us, including soliciting our employees and competing against us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We have a separately designated compensation committee of the board of directors, which consists of Messrs. Linneman, McCoy and Nolan. Mr. McCoy serves as chair of the compensation committee. Mr. Nolan took the place of Anthony M. Frank, who served as chairman of our compensation committee until his retirement in May of 2005. Each member of the compensation committee is an independent director under the requirements of Section 303A of the New York Stock Exchange Listed Company Manual. None of the persons who served on our compensation committee during any part of 2005 had any interlocking relationship as defined by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth information as of February 10, 2006, with respect to each of the directors, each of our named executive officers and each person who is known by us to own beneficially more than 5% of our outstanding common stock, and with respect to shares of our common stock owned beneficially by all of our directors and officers as a group.

Name and Address†	Number of Shares Beneficially Owned∞		Percent of Class
Peter B. Bedford	945,328	(1)	5.9
T. Rowe Price Associates, Inc.	1,557,250	(2)	9.7
T. Rowe Price Small-Cap Value Fund, Inc.	1,000,000	(3)	6.2
Neuberger Berman, LLC	898,000	(4)	5.6
Farallon Partners, L.L.C.	875,000	(5)	5.4
Peter Linneman	13,848	(6)	*
Bowen H. McCoy	12,237	(7)	*
Thomas H. Nolan, Jr.	8,796	(8)	*
Martin I. Zankel	43,807	(9)	*
Stephen M. Silla	76,182	(10)	*
Dennis Klimmek	84,155	(11)	*
Hanh Kihara	119,995	(12)	*
All directors and officers as a group (16 persons)	1,556,080	(13)	9.7

†

The address of each individual listed on the table is 270 Lafayette Circle, Lafayette, California 94549. The address of T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. The address of Neuberger Berman, LLC is 650 Third Avenue, New York, NY 10158-3698. The address of Farallon Partners, L.L.C. is 1 Maritime Plaza, Suite 1325, San Francisco, CA 94111.

∞

Certain share numbers are rounded up (if the fraction of a share is 0.5 or greater) or down (if the fraction of a share is less than 0.5). These partial share numbers result from partial shares owned in such employees’ 401(k) account.

*

Less than 1%.

(1)

Includes 2,790 shares of our common stock held in trust for Mr. Bedford’s grandchildren, 139,109 restricted shares of our common stock that are subject to a right of repurchase in our favor, 16,723.17 shares of our common stock held in Mr. Bedford’s 401(k) account and 5,000 shares of our common stock subject to options which are currently exercisable or will become exercisable within 60 days of February 10, 2006.

(2)

These securities are owned by various individuals and institutional investors for which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser, with power to direct investments and/or sole power to vote the securities; the total number of shares listed here includes the 1,000,000 shares listed separately for T. Rowe Price Small-Cap Value Fund, Inc. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)

These securities are owned by various individuals and institutional investors for which T. Rowe Price Small-Cap Value Fund, Inc. (Price Small-Cap) serves as investment adviser, with power to direct investments and/or sole power to vote the securities; the shares listed here are included in the total number of shares listed under Price Associates in the table above. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Small-Cap is deemed to be a beneficial owner of such securities; however, Price Small-Cap expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4)

Neuberger Berman, LLC (Neuberger) is deemed to be a beneficial owner for purposes of Rule 13d of the Securities Exchange Act of 1934, since it has shared power to make decisions whether to retain or dispose, and in some cases the sole power to vote, the securities of many unrelated clients. Neuberger does not, however, have any economic interest in the securities of those clients. The clients are the actual owners of the securities and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities.

(5)

Farallon Partners, L.L.C. is the general partner (the Farallon General Partner) of several investment funds (the Farallon Funds) which directly own shares of our common stock. The Farallon General Partner may be deemed to be the beneficial owner of all such shares owned by the Farallon Funds; the Farallon General Partner, however, expressly disclaims beneficial ownership of such shares other than for reporting purposes under the Securities Exchange Act of 1934.

(6)

Includes 3,400 restricted shares of our common stock that are subject to a right of repurchase in our favor.

(7)

Includes 3,400 restricted shares of our common stock that are subject to a right of repurchase in our favor.

(8)

Includes 7,235 restricted shares of our common stock that are subject to a right of repurchase in our favor.

(9)

Includes 4,044 restricted shares of our common stock that are subject to a right of repurchase in our favor.

(10)

Includes 39,784 restricted shares of our common stock that are subject to a right of repurchase in our favor, 5,319.32 shares of our common stock held in Mr. Silla’s 401(k) account and 3,750 shares of our common stock subject to options which are currently exercisable or will become exercisable within 60 days of February 10, 2006.

(11)

Includes 200 shares of our common stock held in trust for Mr. Klimmek’s children, 35,117 restricted shares of our common stock that are subject to a right of repurchase in our favor, 5,579.162 shares of our common stock held in Mr. Klimmek’s 401(k) account and 3,750 shares of our common stock subject to options which are currently exercisable or will become exercisable within 60 days of February 10, 2006.

(12)

Includes 33,880 restricted shares of our common stock that are subject to a right of repurchase in our favor, 5,959.143 shares of our common stock held in Ms. Kihara’s 401(k) account and 3,750 shares of our common stock subject to options which are currently exercisable or will become exercisable within 60 days of February 10, 2006.

 (13)

Includes 361,094 restricted shares of our common stock that are subject to a right of repurchase in our favor, 72,089 shares of our common stock held in Company employees’ 401(k) accounts and 21,250 shares of our common stock subject to options that are currently exercisable or will become exercisable within 60 days of February 10, 2006.

COMMON STOCK AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, for each of the Company’s existing equity compensation plans, the number of shares of Common Stock issuable upon exercise of outstanding options, the weighted-average exercise price of the outstanding options and the number of shares of Common Stock remaining available for issuance under such plan as of the end of fiscal year 2005.

Equity Compensation Plan (1)	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (excluding securities reflected in column (a)) (c)
Amended and Restated 1993
Employee Stock Plan (2)	56,750	$ 25.98	-
2003 Employee Stock Plan, as amended	-	-	1,192,604
2002 Directors’ Stock Option Plan	-	-	87,130
Total	56,750	$ 25.98	1,279,734

(1)

The Company’s stockholders have approved each of the equity compensation plans set forth in the table. The Company does not have any equity compensation plan that has not been approved by its stockholders.

(2)	The Amended and Restated 1993 Employee Stock Plan expired on April 30, 2003. No further options to acquire shares may be issued under this expired plan.

2002 DIRECTORS’ STOCK OPTION PLAN

Pursuant to our Amended and Restated 2002 Directors’ Stock Plan, all directors (whether or not employed by us) receive annual grants of 1,000 shares of our restricted common stock upon reelection, and newly elected members receive 2,000 shares of our restricted common stock upon their election to our board. These shares vest in equal installments over a five-year period, subject to the director’s continued service with us. In addition, under this plan directors may defer receipt of all or part of their annual retainer and meeting fees and convert them into either phantom cash amounts or phantom stock units, or both, which are credited to such director’s account with us.

2003 EMPLOYEES’ STOCK OPTION PLAN

Options granted by the Committee under our 2003 Employee Stock Plan, as amended, are generally made at fair market value on the date of the grant, vest over four years and expire after ten years. In making grants, the Committee has historically taken into account the executive officer’s contributions to us, scope of responsibilities, base salary, the number of options or shares previously granted and the level of option grants awarded to executive officers employed by peer group companies.

Item 13. Certain Relationships and Related Transactions

INFORMATION ABOUT RELATED PARTY TRANSACTIONS

Indebtedness of Management

We established our Management Stock Acquisition Program in 1995, and our board modified the program in 1999. Under the modified program, prior to June 30, 2002, options exercised by key members of management could have been exercised and paid for with a note payable to us. Each note is due the earlier of nine years and nine months after the date of the option grant or within 90 days from termination of employment, with interest payable quarterly. Mr. Baldenegro and Mr. Yorita, each of whom are our officers, have exercised options in the aggregate for 18,000 and 32,000 shares of our common stock, respectively, in exchange for notes totaling $319,120 and $487,750, respectively. All of the notes are payable to us, bear interest at 7.5% per annum, are full recourse and are secured in part by a pledge to us of our common stock. As of January 31, 2006, the notes to Mr. Baldenegro and Mr. Yorita had balances of $167,049 and $137,177, respectively. In accordance with the Sarbanes-Oxley Act of 2002, which prohibits loans to directors and executive officers, we no longer allow options to be exercised with a recourse note.

Other Transactions

Martin Zankel, a member of our board, and associates at his law firm of Bartko, Zankel, Tarrant & Miller, of which he is Senior Principal, from time to time provide legal services to us for which his firm was paid, in the aggregate $200 and $81,000 in 2004 and 2003, respectively.

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The following table sets forth the fees that we paid to PricewaterhouseCoopers LLP for audit, audit-related, tax and other services rendered by PricewaterhouseCoopers LLP in 2005 and 2004.

Fee Category	Fees Paid for the Year Ended December 31, 2005	Percent of Total 2005 Fees	Fees Paid for the Year Ended December 31, 2004	Percent of Total 2004

Audit Fees (1)	$351,000	91.03%	$400,375	81.98%
Audit-Related Fees	-	0.00%	54,000	11.06%
Tax Fees	31,600	8.20%	31,000	6.35%
All Other Fees	3,000	0.77%	3,000	0.61%
Total Fees	$385,600	100.00%	$488,375	100.00%

(1)

2004 audit fees do not include $48,381 paid to KPMG LLP for the review of our annual report on Form 10-K for 2004 and the review of documentation relating to the offering of our Series B Preferred Stock in April 2004, both of which included financial information audited by KPMG for years prior to 2003.

Audit Fees

Audit fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and the review of the condensed interim financial statements included in our quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees for 2005 and 2004 included fees associated with the attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Audit-related fees consisted of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the audit fees category. These services included the audit of acquisitions under Rule 3-14 of Regulation S-X and consultation on Section 404 of the Sarbanes-Oxley Act.

Tax Fees

Tax fees consisted of fees billed for services rendered for tax compliance, tax advice and tax planning. These services included the preparation of our consolidated federal, multi-state tax returns and the annual review of earnings and profits for the characterization of dividends between ordinary income, capital gains or return of capital.

All Other Fees

All other fees consisted of fees billed for services provided by our auditors other than the fees included in the audit fees, audit-related fees and tax fees categories. These fees related to the subscription of accounting research software.

In making our determination to appoint PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005, our audit committee has considered whether the services (other than audit and audit-related services) provided by PricewaterhouseCoopers LLP are compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PRE-APPROVAL OF SERVICES BY THE INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRMS

Policy

Our audit committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Our audit committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services that may be provided and is subject to a specific budget. Our audit committee may delegate the pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any decisions made pursuant to such delegated authority to our audit committee at its next scheduled meeting.

Procedures

All requests or applications for services to be provided by the independent registered public accounting firm that do not require separate approval by our audit committee must be submitted to our chief financial officer and must include a detailed description of the services to be rendered and the related fees. The chief financial officer will determine whether such services and fees are included within the list of services and fees that have received the pre-approval of our audit committee. Our audit committee must be informed on a timely basis, and in any event by its next scheduled meeting, of any such services rendered by the independent registered public accounting firm and the related fees. Requests or applications to provide services that require separate approval by our audit committee must be submitted to our audit committee, prior to the provision of such services, by both the independent registered public accounting firm and our chief financial officer and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. 1.	Financial Statements
Page

	Report of Independent Registered Public Accounting Firm	F1

	Consolidated Balance Sheets as of December 31, 2005 and 2004	F3

	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	F4

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F5

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F6

	Notes to Consolidated Financial Statements	F7

	Quarterly Financial Data for the quarters ended March 31, June 30, September 30 and December 31, 2005 and 2004	F28

2.

Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation	F29

All other schedules have been omitted as they are not applicable, not required or because the information is given in the Financial Statements or related Notes to Financial Statements.

3.

Exhibits

Exhibit No.

List of Exhibits

2.01

Agreement and Plan of Merger, dated as of February 10, 2006, by and among LBA Realty Fund II – WBP LLC, LBA Realty Fund II – WBP I LLC and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 2.01 to our Form 8-K filed on February 13, 2006.

2.02

Guaranty, dated February 10, 2006, by and between LBA Realty Fund II, L.P. and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 2.02 to our Form 8-K filed on February 13, 2006.

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

10.75

Form of Transaction Bonus Letter is incorporated herein by reference to Exhibit 10.75 to our Form 8-K filed on February 13, 2006.

10.76

Form of Change of Control Severance Agreement is incorporated herein by reference to Exhibit 10.76 to our Form 8-K filed on February 13, 2006.

21*

List of Subsidiaries.

23.1*

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

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bedford Property Investors, Inc.:

We have completed integrated audits of Bedford Property Investors, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(A)(1) present fairly, in all material respects, the financial position of Bedford Property Investors, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on February 10, 2006, the Company signed a definitive merger agreement with an affiliate of LBA Realty LLC.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 14, 2006

 F2

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
Assets: Real estate investments:
Industrial buildings	$375,130	$417,613
Office buildings	333,871	332,695
Properties under development	6,537	29,716
Land held for development	12,104	13,529
	727,642	793,553
Less accumulated depreciation	91,517	85,436
	636,125	708,117
Operating property held for sale, net	-	8,293
Total real estate investments	636,125	716,410
Cash and cash equivalents	1,821	24,218
Accounts receivable, net	536	679
Notes receivable, net	-	6,820
Other assets	40,239	45,356
Total assets	$678,721	$793,483
Liabilities and Stockholders' Equity:
Bank loan payable	$ 17,151	$ -
Mortgage loans payable	279,668	351,335
Accounts payable and accrued expenses	12,467	13,135
Dividends payable	36,431	63,898
Other liabilities	11,690	14,657
Total liabilities	357,407	443,025
Commitments and contingencies (Note 15)
Stockholders' equity: Preferred stock, $0.01 par value; authorized 6,795,000 shares; issued none	-	-
Series A 8.75% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 805,000 shares at December 31, 2005 and December 31, 2004; stated liquidation preference of $40,250	38,947	38,947
Series B 7.625% cumulative redeemable preferred stock, $0.01 par value; authorized and issued 2,400,000 shares at December 31, 2005 and December 31, 2004; stated liquidation preference of $60,000	57,769	57,769
Common stock, $0.02 par value; authorized 50,000,000 shares; issued and outstanding 16,003,266 shares at December 31, 2005 and 16,325,584 shares at December 31, 2004	320	326
Additional paid-in capital	282,003	289,132
Deferred stock compensation	(9,159)	(10,114)
Accumulated dividends in excess of net income	(48,566)	(25,700)
Accumulated other comprehensive income	-	98
Total stockholders' equity	321,314	350,458
Total liabilities and stockholders' equity	$678,721	$793,483

See accompanying notes to consolidated financial statements.

 F3

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands, except share and per share amounts)

	2005	2004	2003

Rental income	$85,398	$83,702	$74,025
Rental expenses:
Operating expenses	17,833	15,228	11,995
Real estate taxes	9,509	9,185	7,846
Depreciation and amortization	27,544	24,374	17,372
General and administrative expenses	8,062	7,707	5,742

Income from operations	22,450	27,208	31,070

Other income (expense)
Interest income	185	87	106
Interest expense	(19,544)	(18,180)	(15,978)

Income from continuing operations	3,091	9,115	15,198

Discontinued operations:
Income from discontinued operations	2,414	9,495	12,467
Gain on sales of operating properties	38,980	70,235	-
Income from discontinued operations	41,394	79,730	12,467

Net income	44,485	88,845	27,665
Preferred dividends – Series A	(3,522)	(4,402)	(685)
Preferred dividends – Series B	(4,575)	(3,546)	-

Net income available to common stockholders	$36,388	$80,897	$26,980

Income per common share – basic (Note 14):
(Loss) income from continuing operations	$ (0.32)	$ 0.07	$ 0.91
Income from discontinued operations	2.64	5.04	0.78
Net income available to common stockholders	$ 2.32	$ 5.11	$ 1.69

Weighted average number of shares - basic	15,667,066	15,827,734	16,010,659

Income per common share – diluted (Note 14):
(Loss) income from continuing operations	$ (0.32)	$ 0.07	$ 0.89
Income from discontinued operations	2.64	4.96	0.76
Net income available to common stockholders	$ 2.32	$ 5.03	$ 1.65

Weighted average number of shares – diluted	15,667,066	16,078,939	16,336,369

Dividends declared per common share	$ 3.68	$ 5.32	$ 2.02

See accompanying notes to consolidated financial statements.

 F4

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands, except per share amounts)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 31, 2002	$ -	$ -	$329	$293,864	$ (4,622)	$ (13,514)	$ -	$276,057
Issuance of preferred stock, net of issuance costs	38,947	-	-	-	-	-	-	38,947
Issuance of common stock	-	-	4	5,398	-	-	-	5,402
Repurchase and retirement of common stock	-	-	(10)	(12,993)	-	-	-	(13,003)
Stock option expense	-	-	-	195	-	-	-	195
Issuance of restricted stock	-	-	3	3,291	(3,294)	-	-	-
Forfeiture of restricted stock	-	-	-	(21)	21	-	-	-
Amortization of restricted stock	-	-	-	-	2,419	-	-	2,419
Dividends to common stockholders ($2.02 per share)	-	-	-	-	-	(33,187)	-	(33,187)
Dividends to preferred stockholders ($0.8507 per share)	-	-	-	-	-	(685)	-	(685)
Subtotal	38,947	-	326	289,734	(5,476)	(47,386)	-	276,145
Net income	-	-	-	-	-	27,665	-	27,665
Unrealized gain on derivative instruments	-	-	-	-	-	-	89	89
Comprehensive income	-	-	-	-	-	27,665	89	27,754

Balance, December 31, 2003	38,947	-	326	289,734	(5,476)	(19,721)	89	303,899
Issuance of preferred stock, net of issuance costs	-	57,769	-	-	-	-	-	57,769
Issuance of common stock	-	-	4	4,555	-	-	-	4,559
Repurchase and retirement of common stock	-	-	(9)	(12,682)	-	-	-	(12,691)
Stock option expense	-	-	-	101	-	-	-	101
Issuance of restricted stock	-	-	5	7,449	(7,454)	-	-	-
Forfeiture of restricted stock	-	-	-	(25)	25	-	-	-
Amortization of restricted stock	-	-	-	-	2,791	-	-	2,791
Dividends to common stockholders ($5.32 per share)	-	-	-	-	-	(86,876)	-	(86,876)
Dividends to Series A preferred stockholders ($5.46875 per share)	-	-	-	-	-	(4,402)	-	(4,402)
Dividends to Series B preferred stockholders ($1.47732 per share)	-	-	-	-	-	(3,546)	-	(3,546)
Subtotal	38,947	57,769	326	289,132	(10,114)	(114,545)	89	261,604
Net income	-	-	-	-	-	88,845	-	88,845
Other comprehensive income	-	-	-	-	-	-	9	9
Comprehensive income	-	-	-	-	-	88,845	9	88,854
Balance, December 31, 2004	38,947	57,769	326	289,132	(10,114)	(25,700)	98	350,458
Issuance of common stock	-	-	1	862	-	-	-	863
Repurchase and retirement of common stock	-	-	(9)	(9,925)	-	-	-	(9,934)
Stock option expense	-	-	-	60	-	-	-	60
Issuance of restricted stock	-	-	3	3,759	(3,762)	-	-	-
Forfeiture of restricted stock	-	-	(1)	(1,509)	1,128	-	-	(382)
Remeasurement of restricted stock	-	-	-	(376)	376	-	-	-
Amortization of restricted stock	-	-	-	-	3,213	-	-	3,213
Dividends to common stockholders ($3.68 per share)	-	-	-	-	-	(59,254)	-	(59,254)
Dividends to Series A preferred stockholders ($4.375 per share)	-	-	-	-	-	(3,522)	-	(3,522)
Dividends to Series B preferred stockholders ($1.90624 per share)	-	-	-	-	-	(4,575)	-	(4,575)
Subtotal	38,947	57,769	320	282,003	(9,159)	(93,051)	98	276,927
Net income	-	-	-	-	-	44,485	-	44,485
Other comprehensive income	-	-	-	-	-	-	(98)	(98)
Comprehensive income	-	-	-	-	-	44,485	(98)	44,387
Balance, December 31, 2005	$38,947	$57,769	$320	$282,003	$ (9,159)	$(48,566)	$ -	$321,314

See accompanying notes to consolidated financial statements.

 F5

BEDFORD PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	2005	2004	2003
Operating Activities:
Net income	$ 44,485	$ 88,845	$ 27,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts for deferred loan costs and discontinued operations	31,264	31,339	24,588
Gain on sales of operating properties	(38,980)	(70,235)	-
Amortization of restricted stock, net of forfeitures	2,831	2,791	2,419
Stock compensation expense	60	101	195
Uncollectible accounts (income) expense	(49)	232	53
Change in receivables and other assets	(5,828)	(2,611)	(3,492)
Change in accounts payable and accrued expenses	(1,581)	2,929	(1,289)
Change in other liabilities	(2,907)	(1,169)	(1,115)

Net cash provided by operating activities	29,295	52,222	49,024

Investing Activities:
Investments in real estate	(33,993)	(7,281)	(6,428)
Acquisitions of real estate	(973)	(102,967)	(85,222)
Proceeds from sales of real estate investments, net	136,332	162,762	-
Proceeds from note receivable related to sale of
operating property	6,545	-	-

Net cash provided by (used in) investing activities	107,911	52,514	(91,650)

Financing Activities:
Proceeds from bank loans payable	149,000	131,126	109,857
Repayments of bank loans payable	(131,849)	(200,104)	(165,561)
Proceeds from mortgage loans payable	2,500	2,464	134,500
Repayments of mortgage loans payable	(74,167)	(29,807)	(28,582)
Payment of loan costs, net of refunds	(1,198)	(2,187)	(1,288)
Issuance of preferred stock, net of issuance costs	-	57,769	38,947
Issuance of common stock	863	4,559	5,402
Repurchase and retirement of common stock	(9,934)	(12,691)	(13,003)
Payment of dividends and distributions	(94,818)	(39,245)	(33,775)

Net cash (used in) provided by financing activities	(159,603)	(88,116)	46,497

Net (decrease) increase in cash and cash equivalents	(22,397)	16,620	3,871
Cash and cash equivalents at beginning of year	24,218	7,598	3,727

Cash and cash equivalents at end of year	$ 1,821	$ 24,218	$ 7,598

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$ 22,386	$ 22,971	$ 20,109

Cash paid during the year for income taxes	$ 30	$ 15	$ 300

Non-cash investing and financing transactions:

Assumption of debt	$ -	$ 10,136	$ 3,128

Note receivable related to sale of operating property	$ -	$ 6,545	$ -

See accompanying notes to consolidated financial statements.

 F6

BEDFORD PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

On February 10, 2006, we announced that we had signed a definitive merger agreement with an affiliate of LBA Realty LLC (LBA). See Note 16 – Subsequent Event.

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

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation. The cost of real estate includes the purchase price and other related acquisition costs. In accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” a portion of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. For acquired properties with rental guarantees from the seller, amounts received under the rental guarantee are recorded as a reduction to the basis of the asset upon receipt. Tenant improvement costs are generally recorded as real estate investments at cost, net of amounts reimbursed by the tenant. However, if it is determined that the tenant will be the sole beneficiary of the improvement with no residual value to us, the amount reimbursed by the tenant is recorded as a deferred liability and is amortized to rental income over the term of the related lease. Expenditures for maintenance and repairs that do not add to the value or prolong the useful life of the property are expensed as incurred. Expenditures for asset replacements or significant improvements that extend the life or increase the property’s value are capitalized. Real estate investment costs are depreciated using the straight-line method over the estimated useful life, which is typically 45 years for buildings and improvements and the term of the related lease for tenant improvements.

At each quarter-end, we analyze our real estate investments for potential impairment on a property by property basis. In making a determination of impairment, we compare the current carrying value of the property with the current fair value, which is calculated by taking the projected net operating income of the property for the following twelve-month period, divided by an estimated market capitalization rate. If the carrying value exceeds the fair value for any property, a second calculation is performed in which the current carrying value of the property is compared to the sum of the estimated undiscounted cash flows for the following 10-year period plus an estimated residual value in the 11th year. If this second calculation results in a value that is less than the current carrying value, the property is considered impaired and a loss is recorded. As of December 31, 2005 and 2004, none of our real estate assets were considered to be impaired.

The acquisition of real estate investments results in the allocation of a portion of the purchase price to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets

 F7

associated with the existing leases valued on a historical basis prorated over the remaining lease terms. They are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases as follows: (i) origination value, which represents the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; (iii) fair market value of acquired leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks; and (iv) value of tenant relationships, which reflects estimated future benefits from enhanced renewal probabilities and cost savings in lease commissions and tenant improvements. Origination value is recorded as an other asset and is amortized over the remaining lease terms. Value of in-place leases is recorded as an other asset and amortized over the average term of the acquired leases. Fair market value of acquired leases is classified as an other asset or liability, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases. Value of tenant relationships is classified as an other asset and is amortized over the anticipated term of the customer relationship, not to exceed the remaining depreciable life of the building. For the year ended December 31, 2005, we did not acquire any real estate investments that required an allocation of the purchase price under SFAS 141. For the year ended December 31, 2004, we allocated approximately $10,189,000 to other assets and approximately $2,907,000 to other liabilities. As of December 31, 2005 and 2004, intangible assets and liabilities, net of amortization, were included on our balance sheets as follows (in thousands):

	2005	2004
Other assets	$16,598	$20,682
Other liabilities	$ 4,049	$ 5,155

The expected future reduction to net income resulting from the amortization of the intangible assets and liabilities that existed as of December 31, 2005 for the next five years is as follows (in thousands):

2006	$ 2,899
2007	2,863
2008	2,920
2009	2,187
2010	964

Total	$11,833

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

Real Estate Investments Held for Sale and Discontinued Operations

We record real estate investments that are considered held for sale at the lower of carrying amount or fair value less estimated costs to sell, and such properties are no longer depreciated. We classify real estate assets as held for sale in compliance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and in accordance with our company policy. We present the net operating results of properties held for sale and sold during the year, less allocated interest expense, as income from discontinued operations for all periods presented. The gain on sale of operating properties sold, net of sale costs, is presented as income from discontinued operations. We allocate interest expense based on the percentage of the cost basis of each property held for sale and sold to the total cost basis of real estate assets as of the respective year-end, pro-rated for the number of days prior to sale.

 F8

Gain on sales of real estate investments are recognized using the full accrual method provided that we meet various criteria relating to the terms of the transactions and any subsequent involvement by us with the properties sold. Gains or revenues relating to transactions which do not meet the established criteria would be deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. During the year ended December 31, 2005, we sold 21 operating properties and a 2.91 acre parcel of land resulting in a gain on sales of approximately $38,730,000. In addition, we recognized a gain of $250,000 from funds released from escrow in 2005 in connection with a property sold in 2004. During the year ended December 31, 2004, we sold 11 operating properties and a 4.3 acre parcel of land resulting in a gain on sales of approximately $70,235,000. We did not sell any of our properties during the year ended December 31, 2003.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables, taking into account the tenant’s financial condition, security deposits, any letters of credit, any lease guarantees, and current economic conditions. As of December 31, 2005 and 2004, our allowance for doubtful accounts related to accounts receivable was approximately $62,000 and $20,000, respectively. As of December 31, 2004, our allowance for doubtful accounts related to a note receivable was approximately $127,000. Accounts and note receivable amounts are presented net of these allowances for doubtful accounts in the consolidated balance sheets. As of December 31, 2004, we had a notes receivable balance of $6,947,000, less an allowance for doubtful accounts of $127,000, for a net balance of $6,820,000. During 2005, we collected approximately $6,840,000 of the notes receivable balance and $107,000 was written off to bad debt.

Revenue Recognition

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to straight-line rent receivable. The difference between straight-line rental income and contractual rental income increased revenue by $1,479,000 in 2005 and decreased revenue by $28,000 and $31,000 in 2004 and 2003, respectively. Straight-line rent receivable is included in other assets in the accompanying balance sheets and is charged against income upon early termination of a lease or as a reduction of gain on sale upon the sale of the property. As of December 31, 2005 and 2004, straight-line rent receivable amounts included in other assets on the balance sheets were approximately $6,890,000 and $7,258,000, respectively. Rental payments received before they are recognized as income are recorded as a prepaid income liability. Lease termination income is recorded when we have an executed lease termination agreement with no further contractual obligations that must be met before the fee is due to us. If a tenant remains in the leased space following the execution of a definitive termination agreement, the applicable termination fees are deferred and recognized over the term of such tenant’s occupancy. Leases for both industrial and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses, real estate taxes, and other recoverable costs. The expected recovery of these reimbursable expenses from tenants is recorded as revenue when the associated expenses are incurred.

Deferred Financing and Leasing Costs

Costs incurred for debt financing and property leasing are capitalized as other assets. Deferred loan costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan, which approximates the effective interest method. Amortization of deferred financing costs is included in interest expense in our consolidated statements of income. The remaining balance of unamortized deferred financing costs is expensed upon early payoff of the related debt obligation. During the year ended December 31, 2005, we expensed approximately $17,000 of unamortized deferred financing costs associated with the early pay-off of a loan. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized deferred leasing costs are written off and included with the basis when a property is sold and therefore reduce the gain on sale.

 F9

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

As of December 31, 2005, for federal income tax purposes, we had an ordinary loss carryforward of approximately $14.6 million. As we do not expect to incur income tax liabilities, there may be little or no value realized from such carryforwards.

For federal income tax purposes, common stock dividend distributions made were classified as follows:

Year		Ordinary Income	Long-Term Capital Gain (1)	Return of Capital	Total

2003		81%	-	19%	100%
2004	*	25%	75%	-	100%
2005	*	21%	79%	-	100%

*  Percentages in these years apply to common stock, the Series A preferred stock, and the Series B preferred stock.

(1) For the years 2004 and 2005, 30% and 39% of the long-term capital gain was classified as unrecaptured section 1250 gain, respectively.

For federal income tax purposes, dividend distributions made in 2003 were classified as 100% ordinary income for our Series A redeemable preferred stock. Dividend distributions made in 2004 and 2005 for both our Series A and Series B redeemable preferred stock were classified using the same allocation percentages as the common stock dividends as disclosed in the table above.

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

During the year ended December 31, 2005, we paid off a mortgage with an outstanding balance of approximately $11,255,000 and terminated the related swap interest agreement. As of December 31, 2005, we did not have any derivative instruments, nor were we engaged in any other hedging activities.

 F10

Stock-Based Compensation

Prior to 2003, we accounted for our stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25 and all related interpretations. As of January 1, 2003, we adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” on a modified prospective basis. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The impact of adopting SFAS 148 in accordance with the modified prospective method was an increase in compensation expense of $60,000, $102,000 and $195,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003:

2003
Weighted average fair value of options granted during the year	$1.45

Assumptions:
Risk-free interest rate	2.5%
Dividend yield	7.3%
Volatility factors of the expected market price of the common shares	0.18
Weighted average expected life of the options	4.3 years

No stock options were granted during the years 2004 and 2005.

We record deferred compensation when we make restricted stock awards to employees. The amount of deferred compensation initially recorded is the difference between the exercise price (which is zero for restricted stock awards) and fair market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of our common stock. We record deferred compensation as a reduction to stockholders’ equity and an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock based compensation expense, a component of general and administrative expenses, on a straight-line basis over the service period, which typically coincides with the vesting period of the restricted stock award.

During the years ended December 31, 2005, 2004, and 2003, we recorded compensation expense relating to our stock compensation plans of approximately $2,891,000, $2,892,000, and $2,614,000, respectively.

Per Share Data

Per share data are based on the weighted average number of common shares outstanding during the year. We include stock options issued under our stock option plans and non-vested restricted stock in the calculation of diluted per share data if, upon exercise or vestiture, they would have a dilutive effect. The dilutive shares are calculated using the treasury stock method. In accordance with SFAS 128, “Earnings Per Share,” we use the basic weighted average number of shares to calculate diluted earnings per share for periods in which we experience a loss from continuing operations.

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

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS 123R, “Share-Based Payment.” This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for our company beginning January 1, 2006. Due to our adoption of the fair value based method of accounting for stock-based employee compensation under SFAS 148 effective January 1, 2003, we do not expect this pronouncement to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued SFAS Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Based on our review of Phase I environment reports obtained on each of our properties and consultation with our general legal counsel, we have determined that this interpretation did not have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on our financial position, cash flows, or net income.

Note 2 - Real Estate Investments

As of December 31, 2005, our real estate investments were diversified by property type as follows (dollars in thousands):

	Number of Properties	Gross Cost	Percent of Total

Industrial buildings	47	$375,130	51%
Office buildings (1)	27	333,871	46%
Properties under development	1	6,537	1%
Land held for development	10	12,104	2%

Total	85	$727,642	100%

 (1) Two of these office properties were in the lease-up phase at December 31, 2005.

 F12

The following table sets forth our real estate investments as of December 31, 2005 (in thousands):

	Land	Building	Development In-Progress	Total Cost	Less Accumulated Depreciation	Net Total
Industrial buildings Northern California	$48,550	$97,851	$ -	$146,401	$20,512	$125,889
Arizona	26,780	90,954	-	117,734	15,938	101,796
Southern California	12,757	34,115	-	46,872	7,772	39,100
Northwest	9,419	27,825	-	37,244	6,194	31,050
Nevada	7,783	19,096	-	26,879	2,539	24,340
Total industrial buildings	105,289	269,841	-	375,130	52,955	322,175
Office buildings Northern California	3,389	13,655	-	17,044	3,440	13,604
Arizona	21,075	40,548	-	61,623	3,754	57,869
Southern California	6,074	28,620	-	34,694	3,013	31,681
Northwest	17,509	70,102	-	87,611	6,981	80,630
Colorado	13,706	105,426	-	119,132	18,691	100,441
Nevada	2,102	11,665	-	13,767	2,683	11,084
Total office buildings	63,855	270,016	-	333,871	38,562	295,309
Properties under development
Northern California	-	-	6,537	6,537	-	6,537
Land held for development
Northern California	4,565	-	-	4,565	-	4,565
Northwest	1,166	-	-	1,166	-	1,166
Colorado	3,950	-	-	3,950	-	3,950
Nevada	2,423	-	-	2,423	-	2,423
Total land held for development	12,104	-	-	12,104	-	12,104
Total as of December 31, 2005	$181,248	$539,857	$ 6,537	$727,642	$91,517	$636,125
Total as of December 31, 2004 (1)	$198,838	$574,516	$29,716	$803,070	$86,660	$716,410

(1)

Includes one operating property held for sale as of December 31, 2004 with a gross cost of $9,517,000 and accumulated amortization of $1,224,000, which is shown as a net amount on the Consolidated Balance Sheet as of December 21, 2004.

Our personnel directly manage all but seven of our properties from regional offices in Lafayette, California; Tustin, California; Phoenix, Arizona; Denver, Colorado; and Seattle, Washington. We have retained outside managers to assist in some of the management functions for U.S. Bank Centre in Reno, Nevada; Russell Commerce Center in Las Vegas, Nevada; Northport Business Center in North Las Vegas, Nevada; and SunTech Corporate Park I, SunTech Corporate Park II, SunTech Corporate Park III, and Tanasbourne Corporate Park in Hillsboro, Oregon. All financial record keeping is centralized at our corporate office in Lafayette, California.

During 2005, 2004, and 2003, we capitalized interest costs relating to properties under development totaling $1,926,000, $1,685,000, and $131,000, respectively.

 F13

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

On December 2, 2004, we formed Time Square Services, Inc., a wholly-owned taxable REIT subsidiary (TRS). The purpose of forming this entity was to create a taxable entity in which income from non-qualifying sources under the REIT income qualification tests may be taxed separately without jeopardizing our status as a REIT. Income from non-qualifying sources consists of income earned from non-real estate activities, including income and fees for tenant services such as conference facilities, on-site cafeterias, and exercise facilities. This entity has been consolidated with Bedford Property Investors, Inc. in the financial statements presented.

Note 4 - Leases

Minimum future lease payments to be received as of December 31, 2005 are as follows (in thousands):

2006	$ 67,651
2007	60,528
2008	45,238
2009	29,030
2010	20,969
Thereafter	27,480
Total	$250,896

The total minimum future lease payments shown above do not include tenants’ obligations for reimbursement of operating expenses or taxes as provided by the terms of certain leases.

Note 5 - Related Party Transactions

We occasionally use the services of the law firm Bartko, Zankel, Tarrant & Miller of which a member of our board of directors, Martin I. Zankel, is a Senior Principal. During the years ended December 31, 2004 and 2003, we paid Bartko, Zankel, Tarrant & Miller approximately $200 and $81,000, respectively. We did not use the services of the firm during the year 2005.

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

 F14

We may grant restricted stock to employees pursuant to the Employee Plan. These shares generally vest over five or seven years and are subject to forfeiture under certain conditions. From 1997 through 2005, we granted 998,997 shares of restricted stock net of forfeitures. For the twelve months ended December 31, 2005 and 2004, we granted 150,725 and 252,873 shares of restricted stock, respectively. Deferred compensation associated with unvested restricted stock was approximately $7,657,000 and $8,325, 000 as of December 31, 2005 and 2004, respectively. Typically, unvested shares of restricted stock granted to employees are forfeited upon termination of employment by either party or resignation by the employee. For the twelve months ended December 31, 2005 and 2004, 59,833 and 1,033 unvested restricted shares were forfeited, respectively.

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

In September 1995, we established a Management Stock Acquisition program which was subsequently modified by the board in 1999. Under the program, certain options may be exercised by option holders with a recourse note payable to us. Such notes bear interest at 7.5% which approximated the market rate at the time of issuance. The note is due on the first of nine years and nine months after the date of the grant or within ninety days from termination of employment, with interest payable quarterly. Under this program, options for 316,000 shares of common stock were exercised in exchange for notes payable to us. The unpaid balance of the notes was $380,000 (37,750 shares) and $583,000 (40,250 shares) at December 31, 2005 and 2004, respectively, and is included in the accompanying balance sheets as a reduction of additional paid-in capital. In accordance with the Sarbanes-Oxley Act of 2002, which prohibits new loans to directors and executive officers, we no longer allow options to be exercised with a recourse note.

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

During 2005 and 2004, we granted to the directors 5,000 and 62,870 shares of restricted stock, respectively. Deferred compensation associated with unvested restricted stock was $1,502,000 and $1,789,000 as of December 31, 2005 and 2004, respectively. No shares of restricted stock were awarded to directors prior to 2004.

 F15

A reconciliation of our stock options outstanding as of December 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003

	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Employee Plan
Outstanding at beginning of year	90,250	$23.83	369,500	$21.33	538,250	$20.47
Granted	-	-	-	-	-	-
Exercised	(26,750)	18.87	(162,250)	20.06	(168,750)	18.58
Forfeited and cancelled	(6,750)	25.44	(117,000)	21.18	-	-

Outstanding at end of year	56,750	$25.98	90,250	$23.83	369,500	$21.33

Options exercisable	32,250		2,500		195,000

Directors’ Plan
Outstanding at beginning of year	-	$ -	230,000	$22.08	250,000	$19.97
Granted	-	-	-	-	50,000	27.42
Exercised	-	-	(50,000)	21.70	(70,000)	18.37
Forfeited and cancelled	-	-	(180,000)	22.18	-	-

Outstanding at end of year	-	$ -	-	$ -	230,000	$22.08

Options exercisable	-		-		230,000

The following table summarizes information about stock options outstanding on December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

Employee Plan
$17.63 to 18.87	4,000	2.87	$18.09	4,000	$18.09
26.58	52,750	6.38	26.58	28,250	26.58
$17.63 to 26.58	56,750	6.13	$25.98	32,250	$25.53

There were no options outstanding as of December 31, 2005 for the Directors' Plan.

 F16

Note 7 - Bank Loans Payable

On March 31, 2004, we renewed our revolving credit facility with a six-bank lending group led by Bank of America. The facility, which matures on March 31, 2007, consists of a $150 million secured line of credit with an accordion feature that gives us the option to expand the facility to $200 million, if needed. Interest on the facility is at a floating rate equal to either the lender’s prime rate or LIBOR plus a margin ranging from 1.30% to 1.75%, depending on our leverage level as defined in the credit agreement. As of December 31, 2005, the facility had a total outstanding balance of $17,151,000 and an effective interest rate of 5.62%, and was collateralized by our interests in 24 properties with a net book value of approximately $156,344,000. These properties collectively accounted for approximately 26% of our annualized base rent for 2005 and approximately 25% of our total real estate assets at December 31, 2005. As of December 31, 2004, the facility did not have an outstanding balance due to the pay down of the balance with sales proceeds from assets sold in December 2004. In 2005, the net borrowing under the facility of $17,151,000 was used to partially fund the special common stock dividend paid on January 18, 2005, to pay off mortgages that matured on June 1, 2005, September 1, 2005, and November 1, 2005, and to fund share repurchases. These borrowings were partially offset by payments with sales proceeds from the sale of 21 operating properties during 2005.

The daily weighted average outstanding balances were $48,296,000 and $81,248,000 for the twelve months ended December 31, 2005 and 2004, respectively. The weighted average annual interest rates under the credit facilities in each of these periods were 5.06% and 3.14%, respectively.

The credit facilities contain or contained various restrictive covenants including, among other things, a covenant limiting quarterly dividends to 95% of our average Funds From Operations (FFO). Due to the gain on sales realized in the fourth quarters of 2005 and 2004, we made dividend distributions in excess of 95% of FFO in order to remain in compliance with the tax regulations that require a REIT to distribute 90% of its taxable income. Such distributions are specifically permitted under our credit agreement. We were in compliance with the various covenants and requirements of our credit facilities during the years ended December 31, 2005 and 2004.

Note 8 - Mortgage Loans Payable

On June 1, 2005, we paid off a 7.17% fixed rate mortgage that had matured for approximately $24,454,000 with sale proceeds and funding from our credit facility. On June 21, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,930,000 with proceeds from the sale of operating properties.

On August 22, 2005, we paid off a floating rate mortgage with interested swapped to a fixed rate of 2.995% that matured on September 1, 2005 for approximately $11,255,000 with sale proceeds and funding from our credit facility.

On November 1, 2005, we paid off a 4.61% fixed rate mortgage that matured for approximately $16,615,000 with funding from our credit facility.

On December 15, 2005, we paid down a portion of a floating rate mortgage with a current interest rate of 5.46% in the amount of $6,840,000 with proceeds from the sale of operating properties. On December 20, 2005, we paid down a 4.60% fixed rate mortgage in the amount of $1,750,000 with proceeds from the sale of operating properties.

 F17

Mortgage loans payable at December 31, 2005 consist of the following (in thousands):

				Collateral as of December 31, 2005
Lender	Maturity Date	Interest Rate at December 31, 2005 +	Balance	Number of Properties	% of Annualized Base Rent	% of Gross Real Estate Investments
Prudential Insurance	July 31, 2006	8.90%	$ 7,176	1	2.18%	1.89%
Prudential Insurance	July 31, 2006	6.91%	12,159	2	4.65%	3.57%
Union Bank	November 19, 2006	5.46%(1)	5,752	3	2.32%	1.93%
TIAA-CREF	December 1, 2006	7.95%	19,993	2	6.42%	5.26%
TIAA-CREF	June 1, 2007	7.17%	32,775	5	9.82%	8.31%
John Hancock	December 1, 2008	4.60%	10,050	4	2.52%	2.99%
Sun Life Assurance Co.	April 1, 2009	7.00%	1,549	1	0.97%	0.87%
Sun Life Assurance Co.	April 1, 2009	7.25%	1,401	*	*	*
TIAA-CREF	June 1, 2009	7.17%	38,282	7	7.36%	11.11%
John Hancock	December 1, 2010	4.95%	27,900	3	8.02%	6.02%
Washington Mutual	August 1, 2011	5.34%(2)	15,500	5	0.97%	6.02%
Woodmen of the World	July 1, 2012	7.23%	6,897	1	1.55%	1.17%
TIAA-CREF	April 1, 2013	5.60%	46,707	5	10.08%	7.52%
Bank of America	November 1, 2013	5.45%	9,889	1	2.47%	2.33%
Bank of America	December 1, 2013	5.55%	11,400	4	3.56%	3.06%
JP Morgan	December 1, 2013	5.74%	24,382	1	7.63%	4.77%
Thrivent Financial	August 15, 2029	5.60%	7,856	1	1.52%	1.81%
	Total		$279,668	46	72.04%	68.63%

+

Interest rates are fixed unless otherwise indicated by footnote.

 (1)

Floating rate based on LIBOR plus 1.60%. The current rate of 5.46% is fixed until June 16, 2006, at which time we have the option of fixing the LIBOR rate for a period of 1 month, 3 months, 6 months, or 12 months.

 (2)

Floating rate based on a 12-month average of U.S. Treasury security yields plus 2.60% (adjusted semi-annually).

*

The two Sun Life Assurance Company mortgages are collateralized by a single property.

 F18

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

The 46 operating properties that served as collateral for our mortgages had a net book value of approximately $440,505,000 as of December 31, 2005. We were in compliance with the covenants and requirements of our various mortgages during the years ended December 31, 2005 and 2004.

The following table presents scheduled principal payments on mortgage loans for each of the twelve-month periods ending December 31 (in thousands):

2006	$ 49,393
2007	35,700
2008	14,178
2009	40,767
2010	29,937
Thereafter	109,693
Total	$279,668

 F19

Note 9 – Stockholders’ Equity

The following schedule presents changes in the number of outstanding shares of common stock and preferred stock during the period from January 1, 2003 through December 31, 2005:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Balance, December 31, 2002	16,443,664	-	-
Issuance of preferred stock	-	805,000	-
Issuance of common stock	239,798	-	-
Repurchase and retirement of common stock	(497,730)	-	-
Issuance of restricted stock	127,175	-	-
Forfeiture of restricted stock	(952)	-	-
Balance, December 31, 2003	16,311,955	805,000	-

Issuance of preferred stock	-	-	2,400,000
Issuance of common stock	215,444	-	-
Repurchase and retirement of common stock	(453,655)	-	-
Issuance of restricted stock	161,899	-	-
Issuance of restricted stock due to stock option conversion	90,974	-	-
Forfeiture of restricted stock	(1,033)	-	-
Balance, December 31, 2004	16,325,584	805,000	2,400,000

Issuance of common stock	33,521	-	-
Repurchase and retirement of common stock	(446,731)	-	-
Issuance of restricted stock	150,725	-	-
Forfeiture of restricted stock	(59,833)	-	-
Balance, December 31, 2005	16,003,266	805,000	2,400,000

In July 1998, our board of directors approved a share repurchase program of 3 million shares which was increased first to 4.5 million shares in September 1999, then to 8 million shares in September 2000 and later to 10 million shares in January 2002. The share repurchase program does not require us to purchase a specified number of shares and it does not have an expiration date. For the twelve months ended December 31, 2005 and 2004, we repurchased 446,731 and 453,655 shares, respectively, for annual average prices of $22.24 and $27.98, respectively. During the first twelve months of 2005, we acquired 41,169 of these shares from employees to satisfy payroll tax obligations upon the vesting of restricted stock and in connection with stock option exercises.

Common stock dividends to stockholders declared for each quarter of 2005 and 2004 were $0.51 per share. Common stock dividends to stockholders declared for the first and second quarters of 2003 were $0.50 per share and $0.51 per share for the third and fourth quarters of 2003. In addition, a special dividend of $1.64 per common share was declared in December 2005 and $3.28 per common share was declared in December 2004 as a result of gain on sales of properties.

Series A Preferred Stock

On August 5, 2003, we issued and sold 805,000 shares of our 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $50.00 per share for a gross total of $40,250,000. The offering was made only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We pay cumulative dividends on the shares from the date of original issuance at the rate of 8.75% of the $50.00 liquidation preference per share per year, which is equivalent to $4.375 per share per year. Dividends on the shares are paid quarterly in arrears and are recorded when declared. Quarterly dividends of $880,469, or $1.09375 per share, were declared and paid in each of the four quarters of 2005.

 F20

The Series A preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in August 2008, or earlier if necessary in limited circumstances to preserve our status as a REIT.

Series B Preferred Stock

On April 6, 2004, we issued and sold 2,400,000 shares of our 7.625% Series B Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share for a gross total of $60,000,000. We pay cumulative dividends on the shares from the date of original issuance at the rate of 7.625% of the $25.00 liquidation preference per share per year, which is equivalent to $1.90625 per share per year. Dividends on the shares are paid quarterly in arrears beginning on July 15, 2004 and are recorded when declared. Quarterly dividends of $1,143,744, or $0.47656 per share, were declared and paid in each of the four quarters of 2005.

The Series B preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities. The shares are redeemable at our option beginning in April 2009, or earlier if necessary in limited circumstances to preserve our status as a REIT.

Note 10 – Discontinued Operations

Income from properties sold or held for sale is presented in the income statement as discontinued operations for all periods presented. Income from discontinued operations includes allocations of interest expense based on the percentage of the cost basis of each property sold to the cost basis of total real estate assets as of the respective balance sheet date. The following schedule presents a summary of income from discontinued operations (in thousands):

	2005	2004	2003
Rental income	$10,034	$30,417	$33,930
Rental expenses: Operating expenses	2,150	6,897	7,388
Real estate taxes	1,221	2,653	2,725
Depreciation and amortization	1,808	5,214	5,371
Interest expense	2,441	6,158	5,979
Income from discontinued operations	$ 2,414	$ 9,495	$12,467

As of December 31, 2004, assets and liabilities related to the property held for sale were as follows (in thousands):

2004
Other assets	$358
Other liabilities	$ 71

 F21

Note 11 - Segment Disclosure

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

	For the year ended December 31, 2005 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 21,882	$ 24,510	$ 17,229	$ 10,771	$ 11,006	$ -	$ 85,398
Rental expenses:
Operating expenses and real estate taxes	5,998	7,358	4,385	3,743	5,858	-	27,342
Depreciation and amortization	5,408	7,758	6,229	3,496	4,653	-	27,544
General and administrative expenses	-	-	-	-	-	8,062	8,062
Income from operations	10,476	9,394	6,615	3,532	495	(8,062)	22,450

Other income (expense)
Interest income (1)	9	-	-	9	-	167	185
Interest expense	-	-	-	-	-	(19,544)	(19,544)

Income (loss) from continuing operations	10,485	9,394	6,615	3,541	495	(27,439)	3,091
Discontinued operations: Income from discontinued operations(2)	1,487	2,352	1,016	-	-	(2,441)	2,414
Gain on sales of operating properties	12,531	10,210	15,989	250	-	-	38,980
Income from discontinued operations	14,018	12,562	17,005	250	-	(2,441)	41,394
Net income (loss)	$ 24,503	$ 21,956	$ 23,620	$ 3,791	$ 495	$(29,880)	$ 44,485
Total assets	$225,090	$150,527	$122,316	$105,382	$ 71,699	$ 3,707	$678,721

(1)  The interest income in the Northern California and Northwest segments represents interest earned from tenant notes receivables.

(2) Income from discontinued operations for the Corporate and Other segment represents interest expense allocated to discontinued operations.

 F22

	For the year ended December 31, 2004 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 25,636	$ 18,614	$ 15,873	$ 9,655	$ 13,924	$ -	$ 83,702
Rental expenses:
Operating expenses and real estate taxes	6,015	5,534	3,848	2,945	6,071	-	24,413
Depreciation and amortization	5,525	5,589	5,819	3,066	4,375	-	24,374
General and administrative expenses	-	-	-	-	-	7,707	7,707
Income from operations	14,096	7,491	6,206	3,644	3,478	(7,707)	27,208

Other income (expense)
Interest income (1)	20	-	-	11	6	50	87
Interest expense	-	-	-	-	-	(18,180)	(18,180)

Income (loss) from continuing operations	14,116	7,491	6,206	3,655	3,484	(25,837)	9,115
Discontinued operations: Income from discontinued operations(2)	5,035	2,680	4,832	3,106	-	(6,158)	9,495
Gain on sales of operating properties	28,494	3,518	18,190	20,033	-	-	70,235
Income from discontinued operations	33,529	6,198	23,022	23,139	-	(6,158)	79,730
Net income (loss)	$ 47,645	$ 13,689	$ 29,228	$ 26,794	$ 3,484	$(31,995)	$ 88,845
Total assets	$257,266	$177,776	$144,738	$116,796	$ 86,544	$ 10,363	$793,483

(1)  The interest income in the Northern California, Northwest, and Colorado segments represents interest earned from tenant notes receivables.

(2) Income from discontinued operations for the Corporate and Other segment represents interest expense allocated to discontinued operations.

 F23

	For the year ended December 31, 2003 (in thousands)
	Northern California	Arizona	Southern California	Northwest	Colorado	Corporate & Other	Total
Rental income	$ 28,146	$ 13,434	$ 7,871	$ 10,424	$ 14,150	$ -	$ 74,025
Rental expenses:
Operating expenses and real estate taxes	6,189	3,617	1,670	2,191	6,174	-	19,841
Depreciation and amortization	5,275	3,692	1,958	2,718	3,729	-	17,372
General and administrative expenses	-	-	-	-	-	5,742	5,742
Income from operations	16,682	6,125	4,243	5,515	4,247	(5,742)	31,070

Other income (expense)
Interest income (1)	27	1	-	19	-	59	106
Interest expense	-	-	-	-	-	(15,978)	(15,978)

Income (loss) from continuing operations	16,709	6,126	4,243	5,534	4,247	(21,661)	15,198
Discontinued operations: Income from discontinued operations(2)	7,453	2,638	5,097	3,258	-	(5,979)	12,467
Gain on sales of operating properties	-	-	-	-	-	-	-
Income from discontinued operations	7,453	2,638	5,097	3,258	-	(5,979)	12,467
Net income (loss)	$ 24,162	$ 8,764	$ 9,340	$ 8,792	$ 4,247	$ (27,640)	$ 27,665
Total assets	$273,706	$133,257	$157,211	$116,578	$ 88,524	$ 4,343	$773,619

(1)   The interest income in the Northern California, Arizona, and Northwest segments represents interest earned from tenant notes receivables.

(2)  Income from discontinued operations for the Corporate and Other segment represents interest expense allocated to discontinued operations.

 F24

Note 12 – Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts payable, and receivables approximate fair value due to the short-term maturity of these instruments. Management has determined that the market value of the $258,416,000 of fixed rate debt at December 31, 2005 is approximately $258,067,000 based on the terms of existing debt compared to those available in the marketplace. At December 31, 2004, the fixed rate debt of $315,082,000 had an approximate market value of $312,108,000. The carrying value of variable rate debt approximates fair value, as the interest rates and other terms are comparable to current market terms.

Note 13 – Acquisitions and Pro Forma Financial Information (unaudited)

During 2004, we acquired six operating properties, one redevelopment project, one development project, and three parcels of land for contract prices totaling approximately $103,641,000. Pro forma amounts include estimates for rental income, rental expenses, and interest expense, and are presented as if these properties had been acquired at the beginning of each year presented below. Pro forma amounts have also been revised to reflect income from properties sold in 2005 as discontinued operations for both periods presented. The following table presents pro forma financial information for the twelve months of 2004 and 2003 (dollars in thousands, except share and per share amounts):

	2004	2003

Rental income	$ 88,952	$ 85,234
Income from continuing operations	9,156	16,651
Income from discontinued operations	79,730	12,467
Net income	88,886	29,118
Net income available to common stockholders	$ 79,510	$ 24,028

Income per common share – basic:
(Loss) income from continuing operations	$ (0.02)	$ 0.72
Income from discontinued operations	5.04	0.78
Net income available to common stockholders	$ 5.02	$ 1.50
Weighted average number of shares – basic	15,827,734	16,010,659

Income per common share – diluted: (Loss) income from continuing operations	$ (0.02)	$ 0.71
Income from discontinued operations	5.04	0.76
Net income available to common stockholders	$ 5.02	$ 1.47
Weighted average number of shares – diluted	15,827,734	16,336,369

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

 F25

Note 14 – Earnings per Share

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2005	2004	2003
Basic:
Income from continuing operations	$ 3,091	$ 9,115	$ 15,198
Less: Preferred dividends – Series A	(3,522)	(4,402)	(685)
Less: Preferred dividends – Series B	(4,575)	(3,546)	-
(Loss) income available to common stockholders from continuing operations	(5,006)	1,167	14,513
Income from discontinued operations	41,394	79,730	12,467
Net income available to common stockholders	$36,388	$ 80,897	$ 26,980
Weighted average number of shares – basic	15,667,066	15,827,734	16,010,659
Income per common share - basic: (Loss) income from continuing operations	$ (0.32)	$ 0.07	$ 0.91
Income from discontinued operations	2.64	5.04	0.78
Net income available to common stockholders	$ 2.32	$ 5.11	$ 1.69
Diluted:
Income from continuing operations	$ 3,091	$ 9,115	$ 15,198
Less: Preferred dividends – Series A	(3,522)	(4,402)	(685)
Less: Preferred dividends – Series B	(4,575)	(3,546)	-
(Loss) income available to common stockholders from continuing operations	(5,006)	1,167	14,513
Income from discontinued operations	41,394	79,730	12,467
Net income available to common stockholders	$36,388	$ 80,897	$ 26,980
Weighted average number of shares – basic	15,667,066	15,827,734	16,010,659
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	-	96,006	156,681
Weighted average shares of non-vested restricted stock using average period stock price under the treasury stock method	-	155,199	169,029
Weighted average number of shares – diluted	15,667,066	16,078,939	16,336,369
Income per common share – diluted: (Loss) income from continuing operations	$ (0.32)	$ 0.07	$ 0.89
Income from discontinued operations	2.64	4.96	0.76
Net income available to common stockholders	$ 2.32	$ 5.03	$ 1.65

Stock option grants and restricted stock awards with an exercise or issuance price on the date of grant that is above the average market price during the period are considered antidilutive and have been excluded from the weighted average share calculations. For the years ended December 31, 2004 and 2003, stock options and restricted stock awards of 24,660 and 149,089, respectively, have been excluded from the “weighted average number of shares – diluted.” In accordance with SFAS 128, “Earning Per Share,” the weighted average shares for diluted earnings per share is the same as the weighted average shares for basic earnings per share for 2005 due to the loss from continuing operations in 2005.

 F26

Note 15 - Commitments and Contingencies

As of December 31, 2005, we had outstanding contractual construction commitments of approximately $5 million relating to development in progress and tenant improvements on recently developed properties. We had outstanding undrawn letters of credit against our credit facility of approximately $5,526,000 as of December 31, 2005. The letters of credit were required by one of our lenders as substitution for insurance and real estate impound accounts, as security for seismic upgrade obligations on a collateral property, and for a lower than required debt service ratio on one of our loans.

From time to time, we are subject to legal claims in the ordinary course of business. We are not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition, operating results or cash flows.

See Note 16 for commitments related to a subsequent event.

Note 16 – Subsequent Event

On February 10, 2006, we entered into a merger agreement with an affiliate of LBA Realty LLC (LBA). Under the merger agreement, a wholly owned subsidiary of LBA, LBA Realty Fund II – WBP I LLC, will be merged with and into Bedford Property Investors, Inc., and the merged company will continue as the surviving corporation and as a wholly-owned subsidiary of LBA.

Pursuant to the merger agreement, at the effective time of the merger, each share of our common stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive $27.00 in cash per share. Stock options issued and outstanding on the effective date, whether or not exercisable, will be cancelled and the holder of such options will be paid the difference between the merger consideration of $27.00 per share and the exercise price of the option, net of any payroll tax withholding. Each share of restricted stock issued and outstanding, whether or not vested, will be converted into the right to receive the merger consideration of $27.00 per share.

Our Series A and Series B Cumulative Redeemable Preferred Stock will remain issued and outstanding after the closing of the transaction.

We have made various representations and warranties and covenants in the merger agreement. Several of these covenants pertain to the operation of our business between the execution of the merger agreement and the closing of the merger. From the date of the signing and up to the effective date of the merger, certain types of activities and transactions will be subject to the approval of LBA, including, among others, acquisitions and dispositions of assets, share repurchases and certain dividend payments. The merger agreement restricts our ability to pay dividends on our common stock, but specifically allows the payment of a $0.21 dividend for the quarter ending March 31, 2006. We expect to declare a dividend in this amount prior to March 31, 2006.

The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, we may be required to pay LBA a termination fee equal to $16.0 million plus documented expenses of up to $3.5 million. In certain circumstances where the merger agreement is terminated but the termination fee is not payable, we or LBA may be required to reimburse the other party for its fees and expenses incurred in connection with the merger agreement, up to a maximum of $3.5 million.

The merger is conditioned upon, among other things, the adoption of the merger agreement by our stockholders. We have filed a preliminary proxy statement in connection with the acquisition and anticipate the completion of the transaction to occur late in the second quarter of 2006.

 F27

Note 17 - Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for 2005 and 2004 (in thousands, except per share amounts):

2005 Quarters Ended	3/31	6/30	9/30	12/31

Rental income	$21,407	$21,402	$20,889	$21,700

Income from operations	5,701	5,651	5,450	5,648

Income from continuing operations	997	939	724	431

Income from discontinued operations	7,913	9,744	3,062	20,675

Net income	8,910	10,683	3,786	21,106

Earnings per share – basic	$ 0.43	$ 0.55	$ 0.11	$ 1.23

Earnings per share – diluted	$ 0.43	$ 0.55	$ 0.11	$ 1.23

2004 Quarters Ended	3/31	6/30	9/30	12/31

Rental income	$20,331	$20,764	$21,085	$21,522

Income from operations	7,756	7,339	7,248	4,865

Income (loss) from continuing operations	3,254	3,103	2,899	(141)

Income from discontinued operations	2,362	2,653	2,616	72,099

Net income	5,616	5,756	5,515	71,958

Earnings per share – basic	$ 0.30	$ 0.31	$ 0.21	$ 4.31

Earnings per share – diluted	$ 0.29	$ 0.30	$ 0.21	$ 4.31

Note:  Quarterly amounts reported have been revised to reflect income from subsequent property sales as income from discontinued operations.

 F28

BEDFORD PROPERTY INVESTORS, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in thousands of dollars)

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial buildings: Northern California Building #3 at Contra Costa Diablo Industrial Park*	Concord	$ 495	$ 1,159	$ 335	$ 495	$ 1,494	$ 1,989	$ 422	1983	12/90
Building #8 at Contra Costa Diablo Industrial Park *	Concord	877	1,548	456	877	2,004	2,881	670	1981	12/90
Building #18 at Mason Industrial Park *	Concord	610	1,265	205	610	1,470	2,080	490	1984	12/90
Milpitas Town Center	Milpitas	1,400	4,421	1,091	1,400	5,512	6,912	1,356	1983	08/94
598 Gibraltar Drive	Milpitas	535	2,522	2	535	2,524	3,059	1,235	1996	05/96
Auburn Court *	Fremont	1,391	2,473	915	1,415	3,364	4,779	889	1983	12/95
Lundy Avenue *	San Jose	2,055	2,184	1,160	2,055	3,344	5,399	828	1982	07/96
115 Mason Circle *	Concord	697	854	276	697	1,130	1,827	324	1971	09/96
860-870 Napa Valley Corporate Way*	Napa	933	3,515	909	933	4,424	5,357	1,135	1984	09/96
Bordeaux Centre*	Napa	1,151	-	6,744	1,151	6,744	7,895	2,395	1998	12/96
O’Toole Business Park*	San Jose	3,933	5,748	1,822	3,933	7,570	11,503	1,932	1984	12/96
Bedford Fremont Business Center*	Fremont	3,598	9,004	703	3,598	9,707	13,305	2,175	1990	03/97
Spinnaker Court*	Fremont	2,548	5,989	674	2,548	6,663	9,211	1,453	1986	05/97
2277 Pine View Way*	Petaluma	1,861	7,074	174	1,861	7,248	9,109	1,350	1989	06/97
2180 S. McDowell Blvd.*	Petaluma	769	2,989	31	769	3,020	3,789	527	1990	07/98
2190 S. McDowell Blvd.*	Petaluma	584	2,270	9	584	2,279	2,863	381	1996	07/98
South San Francisco Business Center*	S. San Francisco	9,459	10,415	604	9,459	11,019	20,478	1,112	1986	08/02
Philips Business Center*	San Jose	15,627	18,335	-	15,627	18,335	33,962	1,839	1983	09/02

Arizona
Westech Business Center *	Phoenix	3,531	4,422	1,279	3,531	5,701	9,232	1,701	1985	04/96
Westech II *	Phoenix	1,033	-	4,143	1,033	4,143	5,176	1,662	1998	07/96
Building #2 at Phoenix Airport Center *	Phoenix	723	3,278	30	723	3,308	4,031	617	1990	07/97
Building #3 at Phoenix Airport Center *	Phoenix	682	3,163	206	682	3,369	4,051	737	1990	07/97
Building #4 at Phoenix Airport Center *	Phoenix	517	1,732	18	517	1,750	2,267	326	1990	07/97

 F29

		Initial Cost to Company (1)		Cost Capitalized		Gross Amount
			Buildings &	Subsequent to		Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition		Land	Building	Total	Depreciation (2)	Constructed	Acquired
Industrial buildings (continued):
Arizona (continued)
Building #5 at Phoenix Airport Center *	Phoenix	1,507	3,860	150		1,507	4,010	5,517	793	1990	07/97
Greystone Business Park *	Tempe	1,216	-	4,592		1,216	4,592	5,808	1,849	1999	12/97
Rio Salado Corporate Center *	Tempe	1,704	2,850	5,176		1,704	8,026	9,730	1,972	1982-84	07/98
Diablo Business Center	Phoenix	991	6,242	1,621		1,067	7,787	8,854	1,081	1986	12/99
Cotton Center I *	Phoenix	2,742	11,157	(210)	+	2,600	11,089	13,689	1,624	2000	07/02
Cotton Center II *	Phoenix	2,609	8,928	(284)	+	2,545	8,708	11,253	1,596	2000	07/02
Roosevelt Commons*	Tempe	1,606	5,549	166		1,606	5,715	7,321	423	1986	08/03
Superstition Springs Commerce Center*	Mesa	1,886	4,448	2		1,886	4,450	6,336	897	2001	11/03
3809 E. Watkins Street*	Phoenix	2,853	6,320	4,078		2,853	10,398	13,251	155	1996	04/04
1150 N. Fiesta Blvd.*	Gilbert	2,908	7,728	-		2,908	7,728	10,636	501	1997	10/04
Cotton Center II Parking	Phoenix	413	-	180		412	181	593	2	N/A	06/05

Southern California
Dupont Industrial Center *	Ontario	3,588	6,162	1,817		3,588	7,979	11,567	1,942	1989	05/94
3002 Dow Business Center *	Tustin	4,209	7,291	1,980		4,305	9,175	13,480	2,807	1987-89	12/95
Canyon Vista Center *	San Diego	1,647	4,598	612		1,647	5,210	6,857	1,003	1986	04/99
Jurupa Business Center Phase I*	Ontario	841	-	3,820		841	3,820	4,661	1,201	2001	12/00
Jurupa Business Center Phase II*	Ontario	889	-	3,772		889	3,772	4,661	665	2003	12/00
Jurupa Business Center Phase III*	Ontario	558	-	1,251		446	1,363	1,809	47	2004	12/00
Jurupa Business Center Phase IV*	Ontario	928	-	2,908		1,041	2,795	3,836	108	2004	12/00

Washington
Highlands Campus Building B *	Bothell	1,762	-	5,950		1,762	5,950	7,712	2,749	1999	06/98
Highlands Campus Building C *	Bothell	1,646	-	5,058		1,646	5,058	6,704	2,145	2000	06/98

Nevada
Russell Commerce Center*	Las Vegas	3,479	6,500	458		3,445	6,992	10,437	1,058	2002	08/03
Northport Business Center*	North Las Vegas	4,348	12,009	86		4,339	12,104	16,443	1,481	2001	12/03

Oregon
SunTech Corporate Park 2*	Hillsboro	1,634	7,794	-		1,634	7,794	9,428	669	2001	04/04
Tanasbourne Corporate Park I*	Hillsboro	2,872	5,633	-		2,872	5,633	8,505	596	2001	08/04
SunTech Corporate Park 3	Hillsboro	1,503	2,364	1,026		1,503	3,390	4,893	36	2001	09/04

 F30

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period			Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total	Depreciation (2)	Constructed	Acquired
Office buildings: Northern California
Village Green *	Lafayette	547	1,245	681	743	1,730	2,473	515	1983	07/94
Carneros Commons Phase I*	Napa	500	-	4,278	500	4,278	4,778	1,179	2000	12/96
3380 Cypress Drive *	Petaluma	1,684	3,704	2	1,685	3,705	5,390	618	1989	07/98
Carneros Commons Phase II*	Napa	461	-	3,942	461	3,942	4,403	1,128	2001	12/96

Arizona
Executive Center at Southbank *	Phoenix	4,943	7,134	560	4,943	7,694	12,637	1,636	1989	03/97
Building #1 at Phoenix Airport Center*	Phoenix	944	1,541	179	944	1,720	2,664	348	1990	07/97
Phoenix Airport Center Parking *	Phoenix	1,369	81	-	1,369	81	1,450	15	1990	07/97
Via Linda Corporate Center *	Scottsdale	5,109	10,869	147	5,109	11,016	16,125	594	1985	04/04
Airport Technology Center *	Phoenix	8,747	19,390	644	8,742	20,039	28,781	1,161	1999	08/04

Southern California
Towne Centre Plaza*	Foothill Ranch	6,117	27,927	649	6,073	28,620	34,693	3,013	2000	11/03

Colorado
Oracle Building*	Denver	1,838	13,094	1,639	1,838	14,733	16,571	2,646	1996	10/97
Texaco Building*	Denver	3,648	31,193	9,484	3,648	40,677	44,325	6,138	1981	05/98
WaterPark @ Briarwood Building 1*	Centennial	271	-	3,001	271	3,001	3,272	1,012	2000	04/99
Belleview Corporate Plaza II Office*	Denver	2,533	-	11,649	2,472	11,710	14,182	2,330	2001	10/98
WaterPark @ Briarwood Bldg. 2*	Centennial	716	-	6,149	716	6,149	6,865	1,625	2000	04/99
WaterPark @ Briarwood Bldg. 3*	Centennial	716	-	7,852	716	7,852	8,568	1,659	2001	04/99
WaterPark @ Briarwood Bldg. 4*	Centennial	285	-	3,239	285	3,239	3,524	1,037	2001	04/99
Bedford Center at Rampart*	Englewood	3,757	17,777	287	3,757	18,064	21,821	2,243	1998	11/00

Washington
Highlands Campus Building A *	Bothell	1,989	-	7,890	1,989	7,890	9,879	2,957	1999	06/98
The Federal Way Building *	Federal Way	2,178	6,915	454	2,179	7,368	9,547	1,036	1999	06/99
Federal Way II*	Federal Way	2,465	14,105	386	2,480	14,476	16,956	2,107	1999	09/99
Time Square Building 500*	Renton	1,759	4,135	1,540	1,759	5,675	7,434	4	1986	07/97
Time Square Building 600*	Renton	1,776	4,135	1,950	1,776	6,085	7,861	155	1986	07/97
Time Square Building 660*	Renton	1,785	4,136	2,285	1,785	6,421	8,206	109	1986	07/97
Time Square Building 700*	Renton	2,903	6,433	2,329	2,903	8,762	11,665	7	1986	07/97
Time Square Building 800*	Renton	1,798	4,136	2,718	1,798	6,854	8,652	118	1986	07/97

 F31

		Initial Cost to Company (1)		Cost Capitalized	Gross Amount
			Buildings &	Subsequent to	Carried at Close of Period				Accumulated	Date	Date
Description	Location	Land	Improvement	Acquisition	Land	Building	Total		Depreciation (2)	Constructed	Acquired
Office Buildings (continued):
Nevada
U.S. Bank Centre*	Reno	2,102	10,264	1,401	2,102	11,665	13,767		2,683	1989	05/97

Oregon
SunTech Corporate Park 1*	Hillsboro	809	6,568	-	809	6,568	7,377		488	2001	04/04

Properties under development:
The Vines	Napa, CA	1,137	-	5,400	1,137	5,400	6,537		-	2005	03/98

Land held for development:
210 Lafayette Circle	Lafayette, CA	513	-	68	581	-	581		-	N/A	11/98
Belleview Corporate Plaza III, IV	Denver, CO	2,094	-	28	2,122	-	2,122		-	N/A	10/99
Belleview Corporate Plaza V	Denver, CO	1,561	-	267	1,828	-	1,828		-	N/A	10/98
Napa Lots 9B & 8D	Napa, CA	2,133	-	36	2,169	-	2,169		-	N/A	11/00
Napa Lot 10C	Napa, CA	1,809	-	8	1,817	-	1,817		-	N/A	10/01
Southshore Corporate Park Land	Portland, OR	956	-	210	1,166	-	1,166		-	N/A	09/02
Russell Land	Las Vegas, NV	719	-	201	920	-	920		-	N/A	04/04
Northport Pad I	N. Las Vegas, NV	581	-	1	582	-	582		-	N/A	05/04
Northport Pad II	N. Las Vegas, NV	520	-	1	521	-	521		-	N/A	05/04
Russell Pad 2	Las Vegas, NV	380	-	17	397	-	397		-	N/A	02/05

		$181,500	$398,575	$147,567	$182,387	$545,255	$727,642	(3)	$91,517
							(A)		(A)

(1)

Includes adjustments for SFAS 141, “Business Combinations,” for properties acquired in 2002 and thereafter.

(2)

Depreciation is calculated using a depreciable life of 45 years for buildings and improvements. Tenant improvements are depreciated over the lesser of the life of the asset or the term of the related lease.

(3)

Total aggregate cost basis for federal income tax purposes was approximately $721,110,000 at December 31, 2005.

* Property is encumbered, see footnotes 7 and 8 to the financial statements.

+ Decrease due to cash received from seller for rent subsidies.

(A)  See Notes to Schedule III on the following page.

See accompanying independent auditors’ report.

 F32

NOTES TO SCHEDULE III

(in thousands of dollars)

(A)

An analysis of the activity in real estate investments for the years ended December 31, 2005, 2004, and 2003 is presented below in accordance with U.S. generally accepted accounting principles.

	Investment			Accumulated Depreciation
Depreciation	2005	2004	2003	2005	2004	2003

BALANCE AT BEGINNING OF YEAR	$803,070	$804,307	$725,188	$86,660	$81,638	$62,562
Add (deduct):
Acquisition of Roosevelt Commons	-	-	7,155	-	-	-
Acquisition of Russell Commerce Center	-	-	9,979	-	-	-
Acquisition of Towne Centre Plaza	-	-	34,044	-	-	-
Acquisition of Superstition Springs Commerce Center	-	-	6,334	-	-	-
Acquisition of Northport Business Center	-	-	16,357	-	-	-
Acquisition of Via Linda Corporate Center	-	15,978	-	-	-	-
Acquisition of SunTech Corporate Park 1	-	7,377	-	-	-	-
Acquisition of SunTech Corporate Park 2	-	9,428	-	-	-	-
Acquisition of Russell Land	-	719	-	-	-	-
Acquisition of E. Watkins Street	-	9,173	-	-	-	-
Acquisition of Northport Pad 1	-	581	-	-	-	-
Acquisition of Northport Pad 2	-	520	-	-	-	-
Acquisition of Tanasbourne Corporate Park I	-	8,505	-	-	-	-
Acquisition of Airport Technology Center	-	28,137	-	-	-	-
Acquisition of SunTech Corporate Park 3	-	3,867	-	-	-	-
Acquisition of 1150 N. Fiesta Blvd.	-	10,636	-	-	-	-
Sale of 410 Allerton Bldg. (B)	-	(2,604)	-	-	(182)	-
Sale of 400 Grandview (B)	-	(8,949)	-	-	(1,047)	-
Sale of 342 Allerton Bldg. (B)	-	(4,541)	-	-	(469)	-
Sale of 301 East Grand (B)	-	(3,352)	-	-	(240)	-
Sale of Parkpoint Business Center (B)	-	(7,364)	-	-	(953)	-
Sale of Mondavi Bldg. (B)	-	(6,529)	-	-	(830)	-
Sale of Adobe I (B)	-	(25,973)	-	-	(3,701)	-
Sale of Adobe II (B)	-	(22,230)	-	-	(3,248)	-
Sale of Mountain Pointe Office Park (B)	-	(5,788)	-	-	(886)	-
Sale of Scripps Wateridge (B)	-	(16,654)	-	-	(2,034)	-
Sale of Scripps Wateridge Land (B)	-	(710)	-	-	-	-
Sale of Laguna Hills Square (B)	-	(7,380)	-	-	(1,235)	-
Acquisition of Russell Pad 2	380	-	-	-	-	-
Acquisition of Cotton Center Parking Lot	593	-	-	-	-	-
Sale of Signal Systems Building (C)	(9,504)	-	-	(1,224)	-	-
Sale of 6325 Lusk Blvd. (D)	(6,440)	-	-	(526)	-	-
Sale of Carroll Tech I (D)	(2,075)	-	-	(406)	-	-
Sale of Carroll Tech II (D)	(4,002)	-	-	(705)	-	-
Sale of Carroll Tech III (D)	(2,347)	-	-	(286)	-	-
Sale of Carroll Tech IV (D)	(5,471)	-	-	(435)	-	-
Sale of 6500 Kaiser Drive (E)	(7,995)	-	-	(1,228)	-	-
Sale of Butterfield Business Center (F)	(5,335)	-	-	(830)	-	-
Sale of Butterfield Tech Center II (F)	(1,939)	-	-	(678)	-	-
Sale of 47650 Westinghouse Drive (G)	(1,226)	-	-	(208)	-	-
Sale of 47600 Westinghouse Drive (G)	(1,699)	-	-	(354)	-	-
Sale of 47633 Westinghouse Drive (G)	(5,540)	-	-	(773)	-	-
Sale of 47513 Westinghouse Drive (G)	(5,717)	-	-	(1,732)	-	-
Sale of Fourier Ave. (G)	(10,761)	-	-	(1,708)	-	-
Sale of 2601 W. Broadway (G)	(3,693)	-	-	(445)	-	-
Sale of Cabrillo Executive Center (G)	(6,809)	-	-	(1,235)	-	-
Sale of Phoenix Tech Center(G)	(3,235)	-	-	(657)	-	-
Sale of 1355 S. Clearview Avenue (G)	(7,708)	-	-	(761)	-	-
Sale of 4645 S. 35th Street (G)	(3,422)	-	-	(255)	-	-
Sale of West Tempe Lots 30 and 31 (G)	(637)	-	-	-	-	-
Sale of Canyon Park (G)	(9,344)	-	-	(1,423)	-	-
Sale of Crow Canyon Centre (G)	(6,174)	-	-	(1,536)	-	-
Capitalized costs	34,672	15,916	5,250	-	-	-
Depreciation	-	-	-	22,262	19,847	19,076

BALANCE AT END OF YEAR	$727,642	$803,070	$804,307	$91,517	$86,660	$81,638

 F33

(B)	The property was sold in December 2004.
(C)	The property was sold in January 2005.
(D)	The property was sold in June 2005.
(E)	The property was sold in August 2005.
(F)	The property was sold in November 2005.
(G)	The property was sold in December 2005.

 F34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BEDFORD PROPERTY INVESTORS, INC.

By:

/s/ Peter B. Bedford

Peter B. Bedford

Chairman of the Board and

Chief Executive Officer

Dated: March 15, 2006

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

March 15, 2006

Peter B. Bedford, Chairman of the Board

Date

and Chief Executive Officer (principal executive officer)

/s/ Peter Linneman

March 15, 2006

Peter Linneman, Director

Date

/s/ Bowen H. McCoy

March 15, 2006

Bowen H. McCoy, Director

Date

/s/ Thomas H. Nolan, Jr.

March 15, 2006

Thomas H. Nolan, Jr., Director

Date

/s/ Martin I. Zankel

March 15, 2006

Martin I. Zankel, Director

Date

/s/ Hanh Kihara

March 15, 2006

Hanh Kihara, Senior Vice President

Date

and Chief Financial Officer (principal financial officer)

/s/ Krista K. Rowland

March 15, 2006

Krista K. Rowland, Vice President and

Date

Controller (principal accounting officer)

LIST OF EXHIBITS

Exhibit No.

Exhibit

2.01

Agreement and Plan of Merger, dated as of February 10, 2006, by and among LBA Realty Fund II – WBP LLC, LBA Realty Fund II – WBP I LLC and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 2.01 to our Form 8-K filed on February 13, 2006.

2.02

Guaranty, dated February 10, 2006, by and between LBA Realty Fund II, L.P. and Bedford Property Investors, Inc., is incorporated herein by reference to Exhibit 2.02 to our Form 8-K filed on February 13, 2006.

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

10.75

Form of Transaction Bonus Letter is incorporated herein by reference to Exhibit 10.75 to our Form 8-K filed on February 13, 2006.

10.76

Form of Change of Control Severance Agreement is incorporated herein by reference to Exhibit 10.76 to our Form 8-K filed on February 13, 2006.

21*

List of Subsidiaries.

23.1*

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